Form 10-Q
period 1997-09-30
MEGABIOS CORP
filed 1997-11-14
CIK 932352

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10Q


    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

    [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _______.

                       Commission File Number _________


                                 MEGABIOS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                      94-3156660
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

863A Mitten Rd., Burlingame, CA               94010
-------------------------------               -----
(Address of principal offices)                (Zip Code)

650-697-1900
-------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]          No  [X]

The number of outstanding shares of the registrant's Common Stock , $.001 par value, was 12,247,699 as of October 30, 1997.
           ----------

                                 MEGABIOS CORP.

                                     INDEX

PART I:    FINANCIAL INFORMATION
                                                                                         Page
Item 1:    Condensed Balance Sheets ...................................................     3
           Condensed Statements of Operations..........................................     4
           Condensed Statements of Cashflows ..........................................     5
           Notes to Condensed Financial Statements ....................................     6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................................     8

PART II:  OTHER INFORMATION

Item 1:    Legal Proceedings ..........................................................    11

Item 2:    Changes in Securities and Use of Proceeds ..................................    11

Item 3:    Defaults Upon Senior Securities ............................................    11

Item 4:    Submission of Matters to a Vote of Security Holders ........................    11

Item 5:    Other Information ..........................................................    12

Item 6:    Exhibits and Reports on Form 8-K ...........................................    13

           Signatures .................................................................    14

           Exhibit Index ..............................................................    15

PART I    FINANCIAL INFORMATION

ITEM I    FINANCIAL STATEMENTS

                                MEGABIOS CORP.

                           CONDENSED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                         SEPTEMBER 30,     JUNE 30,
                                                                            1997            1997
                                                                          ---------        ---------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $ 40,307        $  9,044
   Short-term investments                                                   13,798          15,225
   Other receivables                                                           393             238
   Prepaid expenses and other current assets                                   506             390
                                                                          --------        --------
   Total current assets                                                     55,004          24,897
                                                                          --------        --------

Property and equipment, net                                                  5,471           4,733
Other receivables                                                               26              27
Deposits and other assets                                                      323             321
                                                                          --------        --------
                                                                          $ 60,824        $ 29,978
                                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            336             694
   Accrued compensation                                                        114             170
   Accrued construction-in-progress                                              -             249
   Other accrued liabilities                                                   196              35
   Deferred revenue                                                            701             887
   Current portion of long-term debt                                         1,294           1,233
                                                                          --------        --------
   Total current liabilities                                                 2,641           3,268
Long-term debt                                                               1,964           1,487
Commitments
Stockholders' equity:
   Preferred stock, no par value, issuable in series; 10,000,000 and 11,333,333 shares authorized at September 30,1997 and June 30,
    1997, respectively; 0 and 8,420,720 and convertible shares issued and outstanding at September 30, 1997 and June 30, 1997, respectively;
    aggregate liquidation preference of $51,200 at June 30, 1997                 -          44,700
   Common stock, $.001 par value; 30,000,000 and 15,000,000 shares authorized at September 30, 1997 and June 30, 1997, respectively;
    12,661,767 and 1,567,727 shares issued and outstanding at September
    30, 1997 and June 30, 1997, respectively                                78,617           1,410
   Deferred compensation, net of amortization                               (1,344)           (679)
   Accumulated deficit                                                     (21,054)        (20,208)
                                                                          --------        --------
          Total stockholders' equity                                        56,219          25,223
                                                                          --------        --------
                                                                          $ 60,824        $ 29,978
                                                                          ========        ========

                            See accompanying notes

                                MEGABIOS CORP.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                          Three months ended
                                                            September 30,
                                                     ---------------------------
                                                        1997             1996
                                                     ---------         ---------
Collaborative research and development revenue       $   2,287         $   1,471
Operating expenses:
 Research and development                                2,758             1,870
 General and administrative                                675               573
                                                     ---------         ---------
    Total operating expenses                             3,433             2,443
                                                     ---------         ---------

Loss from operations                                    (1,146)             (972)
Interest income                                            398                63
Interest expense                                           (98)              (98)
                                                     ---------         ---------
Net loss                                             $    (846)        $  (1,007)
                                                     =========         =========
Net loss per share                                   $   (0.29)        $   (0.23)
                                                     =========         =========
Shares used in computing net loss per share              2,902             4,375
                                                     =========         =========
Net loss per pro forma share                         $   (0.08)        $   (0.10)
                                                     =========         =========
Shares used in computing net loss
 per pro forma share                                    10,082             9,863
                                                     =========         =========

                            See accompanying notes

                                MEGABIOS CORP.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                        Three months ended
                                                                          September 30,
                                                                      ---------------------
                                                                         1997        1996
                                                                      --------     --------
Cash flows from operating activities

 Net loss                                                             $   (846)   $  (1,007)
 Adjustments to reconcile net loss to net cash used in operations
  Depreciation                                                             425          301
  Amortization of deferred compensation                                     73            -
  Changes in operating assets and liabilities:
   Other receivables                                                      (155)        (688)
   Prepaid expenses and other assets                                      (116)          49
   Deferred revenues                                                      (186)         625
   Accounts payable                                                       (607)         (14)
   Accrued liabilities                                                     105           (2)
                                                                      --------     --------
      Net cash used in operating activities                             (1,307)        (736)
                                                                      --------     --------
Cash flows from investing activities
 Purchase of property and equipment                                     (1,163)         (70)
 Deposits and other assets                                                  (2)          (3)
 Purchases of short-term investments                                    (4,073)           -
 Maturities of short-term investments                                    5,500            -
                                                                      --------     --------
      Net cash provided by (used in) investing activities                  262          (73)
                                                                      --------     --------
Cash flows from financing activities
 Proceeds from issuance of long-term debt                                  872          252
 Payments on long-term debt                                               (334)        (274)
 Proceeds from issuance of convertible preferred stock, net                  -        9,998
 Subscription receivable for issuance of convertible preferred stock         -       (9,449)
 Proceeds from issuance of common stock, net                            31,770            3
                                                                      --------     --------
      Net cash provided by financing activities                         32,308          530
                                                                      --------     --------

Net increase (decrease) in cash and cash equivalents                    31,263         (279)
Cash and cash equivalents, beginning of period                           9,044        5,253
                                                                      --------     --------
Cash and cash equivalents, end of period                                40,307        4,974
                                                                      ========     ========
Supplemental disclosure of cash flow information
Interest paid                                                               98           97
                                                                      ========     ========

                            See accompanying notes

                                 MEGABIOS CORP.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.

     Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1997 and 1996.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 1998. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1997, which are contained in the Company's Registration Statement on Form S-1 (No. 333-32593) dated September 15, 1997 filed with the Securities and Exchange Commission.

2.   REVENUE RECOGNITION

     Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. The Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract.

3.   NET LOSS PER COMMON SHARE

     Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options and convertible preferred stock) issued during the 12-month period prior to the filing of a registration statement in connection with the Company's initial public offering at prices below the public offering price of $12.00 have been included in the calculation as if they were outstanding for all periods presented through June 30, 1997 (using the treasury stock method for stock options at the estimated public offering price, and the "if-converted" method for convertible preferred stock).

     Net loss per pro forma share for the three months ended September 30, 1997 and 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the "if converted" method) from original date of issuance.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which modifies the way in which earnings per share are calculated and disclosed. SFAS is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share calculation.

4.   PUBLIC OFFERING OF COMMON STOCK

     On September 15, 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at $12.00 per share. On September 29, 1997, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 375,000 shares at $12.00 per share. The Company anticipates using the net proceeds of $31.4 million (after deducting underwriting discounts and offering expenses) to fund research and development programs, leasehold improvements to its facility, capital equipment purchases, working capital and general corporate purposes. Concurrent with the Company's initial public offering, all shares of preferred stock then outstanding were converted into common stock.

ITEM II.

                                 MEGABIOS CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Registration Statement on Form S-1, File no. 333-32593, filed September 15, 1997.

        Megabios Corp. (the "Company") develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several in vivo, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome plc ("Glaxo"), Pfizer Inc ("Pfizer") and Eli Lilly and Company ("Lilly"). To date, substantially all revenue has been generated by collaborative research and development revenue from corporate partners, and no revenue has been generated from product sales. Under its corporate partnerships the Company receives research and development funding on a quarterly basis in advance of payment of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development revenue and milestone payments and in the long-term from royalties on product sales.

        The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1997, the Company's accumulated deficit was approximately $21.1 million.

RESULTS OF OPERATIONS

     The Company's revenue from corporate partnerships was approximately $2.3 million and $1.5 million for the three months ended September 30, 1997 and 1996, respectively. The 1997 revenue was attributable to amounts earned for research and development performed under the Company's corporate partnerships with Pfizer and Lilly. The 1996 revenue was attributable to amounts earned for research and development performed under the Company's corporate partnerships with Glaxo and Pfizer. No revenue from milestones have been earned under any corporate partnership to date.

     Research and development expenses increased to $2.8 million in the three months ended September 30, 1997 from $1.9 million for the same period in 1996. The increase was primarily attributable to increases in personnel and payroll expenses, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's increased research and development activities. The Company expects research and development expenses to increase as the Company continues to expand its research and development programs.

     General and administrative expenses increased to $675,000 in the three months ended September 30, 1997 from $573,000 for the same period in 1996. The increase was primarily attributable to increased consulting, legal, professional, travel and other expenses associated with increased business development activities. The Company expects general and administrative expenses to increase due to business development activities and to expenses incurred as a publicly-traded company.

     Interest income increased to $398,000 in the three months ended September 30, 1997 from $63,000 for the same period in 1996. Increase in interest income resulted from the increase in average cash and investment balances primarily as a result of the proceeds from the Company's recent private financings and the initial public offering. Interest expense was $98,000 for the three months ended September 30, 1997 consistent with $98,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations since inception primarily through the sale of equity securities, research and development funding provided under corporate partnerships and equipment and leasehold improvement financing. The Company's near-term operating requirements include increased research and development expenditures associated with the expansion of its research and development programs. The Company's capital spending program includes planned leasehold improvements to the Company's facilities and the purchase of capital equipment to be used primarily in the Company's pilot manufacturing facility. The Company expects to finance these cash needs with its existing cash and investments, together with interest thereon, future payments to be received under its existing corporate partnerships, and facilities and equipment financing.

     Net cash used in the Company's operations increased to $1.3 million for the three months ended September 30, 1997 from $736,000 for the same period in 1996. The increase was primarily due to an increase in research and development activities. The Company's capital expenditures for the three months ended September 30, 1997 was $1.2 million and $70,000 for the same period in 1996.

     As of September 30, 1997, the Company had $54.1 million in cash, cash equivalents and short-term investments compared to $24.3 million as of June 30, 1997.

     On September 15, 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. In addition, on September 29, 1997, the Company's underwriters exercised their over-allotment option and purchased an additional 375,000 shares of the Company's common stock at $12.00 per share. The combined net proceeds raised from the offering was $31.4 million.

     The Company anticipates that its existing resources, including the net proceeds of this offering, committed funding from existing corporate partnerships and projected interest income, will enable the Company to maintain its current and planned operations through fiscal 1999. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. There can be no assurance that additional financing to meet the Company's funding requirements will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain.

PART II.                   OTHER INFORMATION


ITEM 1.  Legal Proceedings:
         ------------------
         None

ITEM 2.  Changes in Securities and Use of Proceeds:
         ------------------------------------------

         The effective date of the Company's registration statement, filed on Form S-1 filed under the Securities Act of 1933 (No. 333-32593), was September 15, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on September 15, 1997 and all securities were sold in the offering. The managing underwriters for the offering were Montgomery Securities and Hambrecht & Quist LLC.

         Pursuant to the Registration Statement, the Company sold 2,875,000 shares of its Common Stock for an aggregate offering price of $34,500,000.

         The Company incurred expenses of approximately $3.1 million of which $2.4 million represented underwriting discounts and commissions and $700,000 represented other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after total expenses was $31.4 million.

         The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

ITEM 3.  Defaults Upon Senior Securities:
         --------------------------------
         None

ITEM 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------
         In September 1997, in connection with the preparation for its initial public offering (the "IPO"), the Company solicited the written consent of its shareholders with respect to various matters. The matters for which shareholder consent was solicited were as follows:

         PROPOSAL 1: The amendment of the Company's Fifth Amended and Restated Articles of Incorporation (the "Restated Articles") prior to the IPO to effectuate a 1-for-3 reverse stock split of the outstanding shares of the Company's Capital Stock.

         PROPOSAL 2: Approval of the amendment and restatement of the Company's 1993 Stock Option Plan (the "Stock Plan") to increase the number of shares reserved under the Stock Plan and adopt certain other changes to address recent development in the federal securities and tax laws.

         PROPOSAL 3: Approval of the adoption of the Company's Employee Stock Purchase Plan.

         PROPOSAL 4: The reincorporation of the Company from California to Delaware in connection with its IPO and approval of the Company's Certificate of Incorporation, as amended, to be effective upon the closing of the IPO, to effectuate the following: (i) eliminate the provisions relating to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock following the conversion of such Preferred Stock to Common Stock upon the closing of the IPO;
         (ii) decrease the total number of authorized shares of the Company's Preferred Stock from 11,333,000 to 10,000,000; and (iii) adopt certain shareholder protection measures.

         PROPOSAL 5: Approval of the Company's Delaware Bylaws to be effective upon the closing of the IPO to include shareholder protection measures that correspond to those set forth in the Certificate of Incorporation, as amended above, and to effect certain other changes.

         PROPOSAL 6: Approval of the form of indemnity agreement to be entered into between the Company and its officers and directors.

         The voting of shareholders with respect to each of the foregoing proposals was as follows:

               CONSENTS RECEIVED        CONSENTS NOT RECEIVED
               -----------------        ---------------------
                  24,513,764                   4,789,580
                      ---

ITEM 5.  Other Information:
         ------------------
         None

ITEM 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

         a.  Exhibits

              3.1(1) Amended and Restated Certificate of Incorporation of the Registrant in effect after the closing of the Initial Public Offering.

              3.2(1)   Bylaws of the Registrant.

              4.2(1)   Specimen Stock Certificate.

             11.1      Computation of Net Loss Per Share.

             27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

         b.  Reports on Form 8-K
             None

-------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-32593)

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Megabios Corp.


Date:  November 13, 1997           /s/ Patrick G. Enright
                                  ------------------------
                                  Patrick G. Enright
                                  CFO and Senior Vice President
                                  (Principal Financial and Accounting
                                  Officer)

                                 MEGABIOS CORP.

                                 EXHIBIT INDEX

                                                                  Page

11.1     Statement Re: Computation of Earnings Per Share           16

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).