Form 10-Q
period 1997-12-31
MEGABIOS CORP
filed 1998-02-10
CIK 932352

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                      FORM 10Q


     ____x____ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended December 31, 1997.

     _________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____.

                           Commission File Number
                                                 -----------

                                   MEGABIOS CORP.
               (Exact name of registrant as specified in its charter)

Delaware                                   94-3156660
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

863A Mitten Rd., Burlingame, CA            94010
-----------------------------------       ------------------------------------
(Address of principal offices)            (Zip Code)

650-697-1900
-----------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       x                         No
     -----------                        -----------

The number of outstanding shares of the registrant's Common Stock , $.001 par value, was 12,681,501 as of December 31, 1997.

                                   MEGABIOS CORP.

                                       INDEX

PART I:   FINANCIAL INFORMATION
                                                                          Page

Item 1:   Condensed Balance Sheets .....................................     3
          Condensed Statements of Operations............................     4
          Condensed Statements of Cashflows ............................     5
          Notes to Condensed Financial Statements ......................     6

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................     8


PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings ............................................    12

Item 2:   Changes in Securities and Use of Proceeds ....................    12

Item 3:   Defaults Upon Senior Securities ..............................    12

Item 4:   Submission of Matters to a Vote of Security Holders ..........    12

Item 5:   Other Information ............................................    12

Item 6:   Exhibits and Reports on Form 8-K .............................    13

          Signatures ...................................................    14

          Exhibit Index ................................................    15

PART I    FINANCIAL INFORMATION
ITEM I    FINANCIAL STATEMENTS

                                MEGABIOS CORP.

                          CONDENSED BALANCE SHEETS
                                (in thousands)



                                                     December 31,      June 30,
                                                        1997             1997
                                                     ------------      --------
                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                          $33,624        $ 9,044
     Short-term investments                              19,589         15,225
     Other receivables                                      521            238
     Prepaid expenses and other current assets              471            390
                                                        --------       --------
     Total current assets                                54,205         24,897
                                                        --------       --------
Property and equipment, net                               5,342          4,733
Other receivables                                            24             27
Deposits and other assets                                    38            321
                                                        --------       --------
                                                        $59,609        $29,978
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $   470        $   694
     Accrued compensation                                   216            170
     Accrued construction-in-progress                         -            249
     Other accrued liabilities                              127             35
     Deferred revenue                                       394            887
     Current portion of long-term debt                    1,099          1,233
                                                        --------       --------
     Total current liabilities                            2,306          3,268
Long-term debt                                            1,993          1,487
Commitments
Stockholders' equity:
     Preferred stock                                          -         44,700
     Common stock                                            13          1,410
     Additional paid-in capital                          78,375              -
     Deferred compensation, net of amortization          (1,248)          (679)
     Unrealized gains on available-for-sale securities        1              -
     Accumulated deficit                                (21,831)       (20,208)
                                                        --------       --------
               Total stockholders' equity                55,310         25,223
                                                        --------       --------
                                                        $59,609        $29,978
                                                        --------       --------
                                                        --------       --------

                             See accompanying notes

                                MEGABIOS CORP.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                (unaudited)



                                                                 Three months ended               Six months ended
                                                                    December 31,                    December 31,
                                                              -----------------------       --------------------------
                                                                1997           1996            1997             1996
                                                              -------        -------         -------           -------

Collaborative research and development revenue                $  2,466       $  1,512        $  4,753          $  2,983
Operating expenses:
     Research and development                                    3,157          1,868           5,915             3,739
     General and administrative                                    752            444           1,427             1,016
                                                              ---------      ---------       ---------         ---------
          Total operating expenses                               3,909          2,312           7,342             4,755
                                                              ---------      ---------       ---------         ---------

Loss from operations                                            (1,443)          (800)         (2,589)           (1,772)
Interest income                                                    777            171           1,175               234
Interest expense                                                  (111)           (98)           (209)             (196)
                                                              ---------      ---------       ---------         ---------
Net loss                                                      $   (777)      $   (727)       $ (1,623)         $ (1,734)
                                                              ---------      ---------       ---------         ---------
                                                              ---------      ---------       ---------         ---------

Basic and diluted loss per share                              $  (0.06)      $  (0.18)       $  (0.22)         $  (0.44)
                                                              ---------      ---------       ---------         ---------
                                                              ---------      ---------       ---------         ---------

Shares used in computing basic and diluted net
loss per share                                                  12,400          3,973           7,517             3,971
                                                              ---------      ---------       ---------         ---------
                                                              ---------      ---------       ---------         ---------

Pro forma net loss per share (Note 3)                                        $  (0.08)       $  (0.15)         $  (0.18)
                                                                             ---------       ---------         ---------
                                                                             ---------       ---------         ---------

Shares used in computing pro forma net loss per
share (Note 3)                                                                  9,461          11,107             9,459
                                                                             ---------       ---------         ---------
                                                                             ---------       ---------         ---------

                             See accompanying notes

                                MEGABIOS CORP.

                     CONDENSED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                                                          Six months ended
                                                                            December 31,
                                                                      ----------------------
                                                                          1997       1996
                                                                      ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $ (1,623)    $ (1,734)
  Adjustments to reconcile net loss to net cash used in operations:
      Depreciation                                                         886          608
      Amortization of deferred compensation                                168            -
      Changes in operating assets and liabilities:
         Other receivables                                                (280)        (113)
         Prepaid expenses and other assets                                 (81)          93
         Deferred revenues                                                (493)         625
         Accounts payable                                                 (224)        (140)
         Accrued liabilities                                              (111)         (14)
                                                                      ---------    --------
             Net cash used in operating activities                      (1,758)        (675)
                                                                      ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,495)        (221)
  Deposits and other assets                                                283           (6)
  Purchases of short-term investments                                  (14,563)           -
  Maturities of short-term investments                                  10,200            -
                                                                      ---------    --------
             Net cash used in investing activities                      (5,575)        (227)
                                                                      ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                                 682          384
  Payments on long-term debt                                              (310)        (548)
  Proceeds from issuance of convertible preferred stock, net                 -         9,986
  Proceeds from issuance of common stock, net                           31,541            8
                                                                      ---------    --------
             Net cash provided by financing activities                  31,913        9,830
                                                                      ---------    --------

Net increase in cash and cash equivalents                               24,580        8,928
Cash and cash equivalents, beginning of period                           9,044        5,253
                                                                      ---------    --------
Cash and cash equivalents, end of period                              $ 33,624     $ 14,181
                                                                      ---------   ---------
                                                                      ---------   ---------

Supplemental disclosure of cash flow information
Interest paid                                                         $    208     $    195
                                                                      ---------   ---------
                                                                      ---------   ---------


                             See accompanying notes

                                MEGABIOS CORP.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by Megabios Corp. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended
December 31, 1997 and 1996. The balance sheet at June 30, 1997 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

3.   NET LOSS PER COMMON SHARE

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which modifies the way in which earnings per share are calculated and disclosed. The Company adopted SFAS 128 in the quarter ended December 31, 1997. Loss per share amounts for all periods presented prior to December 31, 1997 have been restated to conform with the requirements of SFAS 128. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share calculation for all periods presented.

     "Basic" net loss per share (as defined by SFAS 128) is computed using the weighted average number of common shares outstanding less those shares outstanding subject to continued vesting. As the Company reported a loss for all periods presented, there is no difference between basic and diluted net loss per share amounts as prescribed by SFAS 128. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares (stock options and convertible preferred stock) issued during the 12-month period prior to the filing of a registration statement in connection with the Company's initial public offering at prices below the public offering price of $12.00 have been included in the calculations as if they were outstanding for all periods presented through June 30, 1997 (using the treasury stock method for stock options at the estimated public offering price and the "if-converted" method for convertible preferred stock).

     Pro forma net loss per share for the three months ended December 31, 1996 and the six month periods ended December 31, 1997 and 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the "if converted" method) from original date of issuance.

4.   PUBLIC OFFERING OF COMMON STOCK

     On September 15, 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at $12.00 per share. On September 29, 1997, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 375,000 shares at $12.00 per share. The Company anticipates using the net proceeds of $31.4 million (after deducting underwriters discounts and offering expenses) to fund research and development programs, leasehold improvements to its facility, capital equipment purchases, working capital and general corporate purposes. Concurrent with the Company's initial public offering, all shares of preferred stock then outstanding were converted into common stock.

5.   DISCONTINUATION OF AGREEMENT WITH PFIZER

     In May 1996, the Company entered into a four-year collaborative research agreement, as well as a license and royalty agreement, with Pfizer Inc ("Pfizer") to develop a gene-based therapeutic for the treatment of solid tumors via angiogenesis inhibition. Under the terms of the agreement, Pfizer could, at its option, terminate the program after June 1998 upon six months prior notice to the Company. In December 1997, Pfizer decided to discontinue the program. Under the terms of the program, Pfizer will continue to fund the program through May 1998.

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

     The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several in vivo, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome plc ("Glaxo Wellcome"), Pfizer Inc ("Pfizer") and Eli Lilly and Company ("Lilly"). In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement, Pfizer is required to terminate the agreement with six months notice and will continue funding the program through May 1998. Megabios will continue to advance the program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo Wellcome and Lilly are ongoing.

     To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and no revenue has been generated from product sales. Under its corporate partnerships the Company receives research and development funding on a quarterly basis in advance of payment of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

     The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenues from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1997, the Company's accumulated deficit was approximately $21.8 million.

     The Company uses computer software programs and operating systems in its operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification, a possible replacement of such source code or applications will be necessary. The Company is still analyzing its software applications and, to the extent they are not fully year 2000 compliant, the costs necessary to update software or potential systems interruptions may have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The Company's revenue from corporate partnerships for the three and six months ended December 31, 1997 increased to $2.5 million and $4.8 million, respectively, compared to $1.5 million and $3.0 million for the corresponding periods in 1996. The 1997 revenue was attributable to amounts earned for research and development performed under the Company's corporate partnerships with Pfizer and Lilly. The 1996 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate partnerships with Glaxo Wellcome and Pfizer. No revenues from milestones or royalties from product sales have been earned under any corporate partnership to date.

     Research and development expenses for the three and six months ended December 31, 1997 increased to $3.2 million and $5.9 million, respectively, compared to $1.9 million and $3.7 million for the corresponding periods in 1996. The increase was primarily attributable to increases in personnel and payroll expenses, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's increased research and development activities. The Company expects research and development expenses to increase as the Company continues to expand its research and development programs.

     General and administrative expenses for the three and six months ended December 31, 1997 increased to $752,000 and $1.4 million, respectively, compared to $443,000 and $1.0 million for the corresponding periods in 1996. The increase was primarily attributable to increased consulting, legal, professional, insurance, treasury costs, travel and expenses associated with increased business development activities and corporate expenses associated with being a publicly traded company. The Company expects general and administrative expenses to increase due to business development activities and to expenses incurred as a publicly-traded company.

     Interest income for the three and six months ended December 31, 1997 increased to $777,000 and $1.2 million, respectively, compared to $171,000 and $234,000 for the corresponding periods in 1996. The increase in interest income resulted from the increase in average cash and investment balances primarily as a result of the proceeds from the Company's recent private financings and its initial public offering. Interest expense for the three and six months ended December 31, 1997 increased to $111,000 and $209,000, respectively compared to $98,000 and $196,000 for the corresponding periods in 1996. The increase in interest expense resulted from higher outstanding balances on an equipment financing line of credit.

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

     Net cash used in the Company's operations increased to $1.8 million for the six months ended December 31, 1997 from $675,000 for the same period in 1996. The increase was primarily due to an increase in research and development activities. The Company's capital expenditures for the six months ended December 31, 1997 were $1.5 million and $221,000 for the same period in 1996.

     As of December 31, 1997, the Company had $53.2 million in cash, cash equivalents and short-term investments compared to $24.3 million as of June 30, 1997.

     On September 15, 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. In addition, on September 29, 1997, the Company's underwriters exercised their over-allotment option and purchased an additional 375,000 shares of the Company's common stock at $12.00 per share. The combined net proceeds raised from the offering were approximately $31.4 million.

     The Company anticipates that its existing resources available, committed funding from existing corporate partnerships, lines of credit and projected interest income, will enable the Company to maintain its current and planned operations through fiscal 1999. However, there can be no assurance that the Company will not require additional funding prior to such time. The
Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financings. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financings will be required to fund its operations. There can be no assurance that additional financing to meet the Company's funding requirements will be available on acceptable terms or at all.

     If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain, which could materially adversely affect the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS:
          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS:

          The effective date of the Company's registration statement on Form S-1, filed under the Securities Act of 1933 (No. 333-32593), was September 15, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on September 15, 1997 and all securities were sold in the offering. The managing underwriters for the offering were NationsBanc Montgomery Securities, Inc. and Hambrecht & Quist LLC.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          None

ITEM 5.   OTHER INFORMATION:
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          a.   Exhibits

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

                                        Megabios Corp.


Date: February 6, 1998                  /s/ Patrick G. Enright
                                            ------------------
                                        Patrick G. Enright
                                        CFO and Senior Vice President
                                        (Principal Financial and Accounting
                                        Officer)

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