Form 10-Q
period 1998-03-31
MEGABIOS CORP
filed 1998-05-15
CIK 932352

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                      FORM 10Q


  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998.

  / /  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from     to
                                                      ---    ---
Commission File Number
                         --------------------------

                                   MEGABIOS CORP.
               (Exact name of registrant as specified in its charter)

Delaware                                     94-3156660
---------------------------------            ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

863A Mitten Rd., Burlingame, CA              94010
---------------------------------            ---------------------------------
(Address of principal offices)               (Zip Code)

650-697-1900
---------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/         No / /

The number of outstanding shares of the registrant's Common Stock , $.001 par value, was 12,808,528 as of March 31, 1998.

                                 MEGABIOS CORP.

                                     INDEX

PART I:  FINANCIAL INFORMATION

                                                                    Page
Item 1:     Condensed Balance Sheets ...............................  3
            Condensed Statements of Operations......................  4
            Condensed Statements of Cashflows ......................  5
            Notes to Condensed Financial Statements ................  6

Item 2:     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................  8

PART II:  OTHER INFORMATION

Item 1:     Legal Proceedings ...................................... 13

Item 2:     Changes in Securities and Use of Proceeds .............. 13

Item 3:     Defaults Upon Senior Securities ........................ 14

Item 4:     Submission of Matters to a Vote of Security Holders .... 14

Item 5:     Other Information ...................................... 14

Item 6:     Exhibits and Reports on Form 8-K ....................... 14

            Signatures ............................................. 15

            Exhibit Index .......................................... 16

PART I    FINANCIAL INFORMATION
ITEM I    FINANCIAL STATEMENTS


                                MEGABIOS CORP.

                           CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                 MARCH 31,      JUNE 30,
                                                                   1998           1997
                                                               ------------   ------------
                                                                (unaudited)
ASSETS
Current assets:
         Cash and cash equivalents                             $     12,179   $      9,044
         Short-term investments                                      39,305         15,225
         Other receivables                                            1,133            238
         Prepaid expenses and other current assets                      444            390
                                                               ------------   ------------
         Total current assets                                        53,061         24,897
                                                               ------------   ------------

Property and equipment, net                                           5,491          4,733
Other receivables                                                        22             27
Deposits and other assets                                                39            321
                                                               ------------   ------------
                                                               $     58,613   $     29,978
                                                               ------------   ------------
                                                               ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                      $      1,102    $       694
         Accrued compensation                                           356            170
         Accrued construction-in-progress                                 -            249
         Other accrued liabilities                                      204             35
         Deferred revenue                                               633            887
         Current portion of long-term debt                              892          1,233
                                                               ------------   ------------
         Total current liabilities                                    3,187          3,268
Long-term debt                                                        1,873          1,487

Stockholders' equity:
         Preferred stock                                                  -         44,700
         Common stock                                                    13          1,410
         Additional paid-in capital                                  79,843              -
         Deferred compensation, net of amortization                  (1,107)          (679)
         Unrealized loss on available-for-sale securities               (44)             -
         Accumulated deficit                                        (25,152)       (20,208)
                                                               ------------   ------------
                               Total stockholders' equity            53,553         25,223
                                                               ------------   ------------
                                                               $     58,613   $     29,978
                                                               ------------   ------------
                                                               ------------   ------------

                           See accompanying notes

                                    MEGABIOS CORP.

                          CONDENSED STATEMENTS OF OPERATIONS
                       (in thousands, except per share amounts)
                                     (unaudited)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   MARCH 31,                      MARCH 31,
                                                          ---------------------------   ---------------------------
                                                              1998           1997           1998           1997
                                                          ------------   ------------   ------------   ------------
Collaborative research and development revenue            $      1,862   $      1,603   $      6,615    $     4,586
Operating expenses:

         Research and development                                4,826          2,332         10,741          6,080
         General and administrative                              1,002            465          2,429          1,498
                                                          ------------   ------------   ------------   ------------
                    Total operating expenses                     5,828          2,797         13,170          7,578
                                                          ------------   ------------   ------------   ------------

Loss from operations                                            (3,966)        (1,194)        (6,555)        (2,992)
Interest income                                                    757            185          1,931            418
Interest expense                                                  (112)           (92)          (320)          (287)
                                                          ------------   ------------   ------------   ------------
Net loss                                                  $     (3,321)  $     (1,101)  $     (4,944)  $     (2,861)
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Basic and diluted net loss per share                      $      (0.27)  $      (1.02)  $      (0.54)  $      (2.71)
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Shares used in computing basic and diluted net

loss per share                                                  12,469          1,081          9,208          1,054
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Pro forma net loss per share (Note 3)                                    $      (0.14)  $      (0.43)  $      (0.38)
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------

Shares used in computing pro forma net loss per
share (Note 3)                                                                  7,902         11,601          7,431
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------

                                See accompanying notes

                                   MEGABIOS CORP.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            ------------------------
                                                                               1998           1997
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                           $  (4,944)     $  (2,861)
         Adjustments to reconcile net loss to net cash used in operations:
              Depreciation                                                      1,355            968
              Amortization of deferred compensation                               309              -
              Purchased in-process research and development                     1,500              -
              Changes in operating assets and liabilities:

                    Other receivables                                            (890)          (232)
                    Prepaid expenses and other assets                             (54)           (48)
                    Deferred revenues                                            (254)             -
                    Accounts payable                                              159             33
                    Accrued liabilities                                           355              9
                                                                            ---------      ---------
                      Net cash used in operating activities                    (2,464)        (2,131)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property and equipment                                    (2,113)          (652)
         Deposits and other assets                                                282            (32)
         Purchases of short-term investments                                  (35,324)        (9,744)
         Maturities of short-term investments                                  11,200              -
                                                                            ---------      ---------
                      Net cash used in investing activities                   (25,955)       (10,428)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

         Proceeds from issuance of long-term debt                                 681            729
         Payments on long-term debt                                              (636)          (832)
         Proceeds from issuance of convertible preferred stock, net                 -          9,985
         Proceeds from issuance of common stock, net                           31,509             19
                                                                            ---------      ---------
                      Net cash provided by financing activities                31,554          9,901
                                                                            ---------      ---------

Net increase in cash and cash equivalents                                       3,135         (2,658)
Cash and cash equivalents, beginning of period                                  9,044          5,253
                                                                            ---------      ---------
Cash and cash equivalents, end of period                                    $  12,179      $   2,595
                                                                            ---------      ---------
                                                                            ---------      ---------

Supplemental disclosure of cash flow information
Interest paid                                                               $     317      $     287
                                                                            ---------      ---------
                                                                            ---------      ---------

                                See accompanying notes

                                   MEGABIOS CORP.

                    NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements are unaudited and have been prepared by Megabios Corp. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1997. The balance sheet at June 30, 1997 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

"Basic" net loss per share (as defined by SFAS 128) is computed using the weighted average number of common shares outstanding less those shares outstanding subject to continued vesting. As the Company reported a loss for all periods presented, there is no difference between basic and diluted net loss per share amounts as prescribed by SFAS 128. Loss per share amounts for all periods presented prior to December 31, 1997 have been restated to conform to the requirements of SFAS 128.

In addition, in 1998, the Security and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 98 (SAB 98) which eliminates the inclusion in the calculation of net loss per share of common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12 month period prior to an initial public offering at prices below the public offering price as if they were outstanding for all periods presented. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 and SAB 98 requirements.

Pro forma net loss per share for the three months ended March 31, 1997 and the nine month periods ended March 31, 1998 and 1997 has been computed as described above and also gives effect to the conversion of convertible preferred shares that automatically converted upon completion of the Company's initial public offering (using the "if converted" method) from original date of issuance.

4.   PUBLIC OFFERING OF COMMON STOCK

     On September 15, 1997, the Company completed an initial public offering of 2,500,000 shares of its common stock at $12.00 per share. On September 29, 1997, the underwriters of the initial public offering exercised their over-allotment option and purchased an additional 375,000 shares at $12.00 per share. The Company anticipates using the net proceeds of $31.4 million (after deducting underwriters' discounts and offering expenses) to fund research and development programs, leasehold improvements to its facility, capital equipment purchases, working capital and general corporate purposes. Concurrent with the Company's initial public offering, all shares of preferred stock then outstanding were converted into common stock.

5.   DISCONTINUATION OF AGREEMENT WITH PFIZER

     In May 1996, the Company entered into a four-year collaborative research agreement, as well as a license and royalty agreement, with Pfizer Inc ("Pfizer") to develop a gene-based therapeutic for the treatment of solid tumors via angiogenesis inhibition. Under the terms of the agreement, Pfizer could, at its option, terminate the program as of June 1998 upon six months prior notice to the Company. In December 1997, Pfizer decided to discontinue the program. Under the terms of the program, Pfizer will continue to fund the program through May 31, 1998.

6.   COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS:

     Effective March 16, 1998, the Company entered into a license and collaboration agreement with the University of Pittsburgh (the "University") and with key scientists at the University whereby the Company has acquired an exclusive worldwide license to intellectual property and know-how related to gene therapy of joint diseases. In exchange for the grant of this exclusive license, the Company issued 117,555 shares of common stock to the University in a private placement transaction. The value of the common stock issued in this transaction was $1.5 million. Under the terms of the license and collaboration agreement, the Company has agreed to fund certain efforts with respect to the use of the licensed technology both at the Company's facilities and at the University.

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

The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several IN VIVO, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome plc ("Glaxo Wellcome"), Pfizer Inc ("Pfizer") and Eli Lilly and Company ("Lilly"). In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement, Pfizer will continue funding the program through May 31, 1998. Megabios intends to continue to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo Wellcome and Lilly are ongoing.

In March 1998, the Company acquired patent rights and a technology portfolio in the area of rheumatology via an exclusive license agreement and collaboration with the University of Pittsburgh and with key scientists at the University. Under the terms of the agreement, the Company entered into a collaboration with Joe Glorioso, Ph.D., William S. Mc Ellroy Professor and Chairman of the Department of Molecular Genetics and Biochemistry at the University of Pittsburgh and Director of the Pittsburgh Human Gene Therapy Center, which is exclusive with respect to certain gene-based therapeutics for joint diseases.

To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and no revenue has been generated from product sales. Under the terms of its corporate partnerships the Company receives research and development funding on a quarterly basis in advance of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1998, the Company's accumulated deficit was approximately $25.2 million.

The Company uses computer software programs and operating systems in its operations, including applications used in financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or possible replacement of such source code or applications will be necessary. This condition is commonly referred to as the Year 2000 Issue. The Company is still analyzing its software applications and, to the extent they are not fully year 2000 compliant, the costs necessary to update software or potential systems interruptions may have a material adverse effect on the Company's business, financial condition and results of operations.

The Year 2000 Issue may affect systems of organizations with which the Company conducts business, including but not limited to its corporate partners, suppliers and vendors. The Company is addressing the Year 2000 Issue with such organizations. There can be no assurance that the systems of other organizations on which the Company may rely will adequately address the Year 2000 Issue, or that failure for other organizations to address the Year 2000 Issue will not have a material adverse affect on the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

The Company's revenue from corporate partnerships for the three and nine months ended March 31, 1998 increased to $1.9 million and $6.6 million, respectively, compared to $1.6 million and $4.6 million for the corresponding periods in fiscal 1997. The fiscal 1998 revenue was attributable to amounts earned for research and development performed under the Company's corporate partnerships with Pfizer and Lilly. The fiscal 1997 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate partnerships with Glaxo Wellcome and Pfizer. No revenue from milestones or royalties from product sales have been earned under any corporate partnership to date.

Research and development expenses for the three and nine months ended March 31, 1998 increased to $4.8 million and $10.7 million, respectively, compared to $2.3 million and $6.1 million for the corresponding periods in 1997. The increase was primarily attributable to increases in personnel and payroll expenses, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's increased research and development activities. In addition, in March 1998, the Company acquired patent rights and certain technology from the University of Pittsburgh. In partial consideration for this exclusive license, the Company issued 117,555 shares of its common stock to the University of Pittsburgh. The value of the common stock issued in the transaction was $1.5 million, which was expensed to research and development during the period. The Company expects research and development expenses to increase as the Company continues to expand its research and development programs.

General and administrative expenses for the three and nine months ended March 31, 1998 increased to $1.0 million and $2.4 million, respectively, compared to $465,000 and $1.5 million for the corresponding periods in 1997. The increase in both periods was primarily attributable to increased consulting, legal, professional, insurance, treasury costs, travel and expenses associated with increased business development activities and with being a publicly-traded company. The Company expects general and administrative expenses to increase due to business development activities and to expenses incurred as a publicly-traded company.

Interest income for the three and nine months ended March 31, 1998 increased to $757,000 and $1.9 million, respectively, compared to $185,000 and $418,000 for the corresponding periods in 1997. The increase in interest income in both periods resulted from the increase in average cash and investment balances primarily as a result of the proceeds from the Company's initial public offering in September, 1997 and its private financing in fiscal 1997. Interest expense for the three and nine months ended March 31, 1998 increased to $112,000 and $320,000, respectively, compared to $92,000 and $287,000 for the corresponding periods in 1997. The increase in interest expense resulted from higher outstanding balances on an equipment financing line of credit.

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

Net cash used in the Company's operations increased to $2.5 million for the nine months ended March 31, 1998 from $2.1 million for the same period in 1997. The increase was primarily due to an increase in research and development activities. The Company's capital expenditures for the nine months ended March 31, 1998 were $2.1 million and $652,000 for the same period in 1997.

As of March 31, 1998, the Company had $51.5 million in cash, cash equivalents and short-term investments compared to $24.3 million as of June 30, 1997.

On September 15, 1997, the Company completed an initial public offering of 2,500,000 shares of common stock at $12.00 per share. In addition, on September 29, 1997, the Company's underwriters exercised their over-allotment option and purchased an additional 375,000 shares of the Company's common stock at $12.00 per share. The combined net proceeds raised from the initial public offering and the exercise of the over-allotment option were approximately $31.4 million.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate partnerships, lines of credit and projected interest income, will enable the Company to maintain its current and planned operations through fiscal 1999. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance, however, that any such agreements will be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financing will be required to fund its operations. There can be no assurance that additional financing to meet the Company's funding requirements will be available on acceptable terms or at all.

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

        Pursuant to that certain License and Collaboration Agreement by and between the Company and the University of Pittsburgh (the "University"), dated March 16, 1998 (the "License Agreement"), the Company issued 117,555 shares of its common stock to the University in exchange for an exclusive, worldwide license to certain technology rights. The Common stock was issued in reliance on Regulation D of the Security Act of 1933, as amended. The Stock Issuance Agreement entered into by the Company and University concurrently with the License Agreement restricts the University's ability to sell the common stock it acquired from the Company for two years.

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

                                           Megabios Corp.


Date:     May 14, 1998                  /s/ Benjamin F. McGraw III
                                        ------------------------------
                                        Benjamin F. McGraw III
                                        CEO and President

                                   MEGABIOS CORP.

                                   EXHIBIT INDEX

                                                                           Page
11.1      Statement Re: Computation of Earnings Per Share                   17

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).