Form 10-K405
period 1998-06-30
MEGABIOS CORP
filed 1998-09-28
CIK 932352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                    FORM 10K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                             COMMISSION FILE NUMBER

                            ------------------------

                                 MEGABIOS CORP.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3156660
        (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)

      863A MITTEN RD., BURLINGAME, CA                     94010
       (Address of principal offices)                  (Zip Code)

                                  650-697-1900
              (Registrant's telephone number, including area code)
                            ------------------------

Securities registered pursuant to Section 12(b) of
the Act:                                              None
Securities registered pursuant to Section 12(g) of
the Act:                                              Common Stock, Par Value $.001

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/

    The aggregate market value of the common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation System on September 10, 1998 was $57,612,718.

    The number of registrant's Common Stock outstanding, as of September 10, 1998 was 12,884,204.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement which will be filed with the Commission pursuant to Section 14A in connection with the 1998 meeting of stockholders are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as those under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OVERVIEW

    Megabios develops proprietary gene delivery systems and provides preclinical and early clinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several IN VIVO, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into collaborative research and development agreements or "corporate partnerships" with pharmaceutical and biotechnology companies. The Company has corporate partnerships with Glaxo Wellcome plc ("Glaxo Wellcome") to develop a treatment for cystic fibrosis using the CFTR gene and with Eli Lilly & Co. ("Lilly") to develop treatments for breast and ovarian cancer using the BRCA1 gene.

SCIENTIFIC AND INDUSTRY BACKGROUND

GENES AND GENE-BASED THERAPEUTICS

    Genes provide the "code" for proteins, which determine the nature and function of cells and tissues in all living organisms. The study of genes and their function ("genomics") provides the fundamental basis for understanding human health and disease and has led to the identification of many genes with potential therapeutic utility ("therapeutic genes").

    The entire genetic content of an organism is known as its genome. In humans, the genome is believed to contain approximately 100,000 genes, each of which is composed of a unique sequence of DNA molecules that encode genetic instructions. These genetic instructions enable cells to carry out their normal biological functions. The process by which an organism utilizes genetic instructions and produces proteins is known as gene expression. The expression of a defective gene, or the over- or under-expression of a normal gene, is responsible for certain disease conditions. For example, the expression of a single defective gene is known to cause cystic fibrosis and sickle cell anemia, and the defective expression of multiple genes is believed to be involved in the progression of diseases such as cancer, diabetes, and cardiovascular and neurological diseases.

    The worldwide effort to decipher the human genome and to understand the function of its constituent genes is yielding important insights into the roles that genes play in disease conditions, as well as how genes may be useful in the treatment of such diseases. It is estimated that there are at least 5,000 genes of known function, many of which have been identified as potential therapeutic genes. Various companies and academic institutions are investing substantial financial and human resources to identify additional therapeutic genes, and the Company believes that this process will create opportunities for gene-based therapeutics.

    Gene-based therapy is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into target cells to cause the production of specific proteins needed to bring about a therapeutic effect. For gene-based therapy to be effective, the therapeutic gene must be delivered to the target cell and transported across the outer membrane and into the cell where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell surface effect or be secreted into the bloodstream to have a systemic effect. Most gene-based therapies utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, and uptake by, the target cell.

GENE DELIVERY APPROACHES

    To date, a limiting factor in gene-based therapy has been the lack of safe, effective gene delivery systems. A number of gene delivery approaches are being developed, each of which has exhibited certain limitations. These approaches may be categorized by their mode of administration as EX VIVO (outside the body) or IN VIVO (inside the body), and by the nature of the gene delivery system (viral or non-viral).

    The first clinical trials of potential gene-based therapeutics used EX VIVO viral gene delivery. EX VIVO gene-based therapies involve procedures in which selected cells are removed from the patient, transduced with the therapeutic gene, expanded in number, cleansed of contaminants and then reintroduced into the same patient. This lengthy and labor-intensive process significantly differs from traditional pharmaceutical administration and may result in a complex, high-cost procedure.

    In an effort to overcome these limitations, certain companies are developing IN VIVO gene delivery systems that employ viruses to deliver the therapeutic gene into target cells. Although IN VIVO, viral gene delivery approaches may be suitable for certain applications, the Company believes that several limitations resulting from the use of viruses may restrict their broad application. For example, certain types of viral gene delivery systems permanently alter the DNA of the target cell as the virus carrying the therapeutic gene is integrated into the DNA of the cell. This permanent and potentially random integration may result in the inability to regulate the gene-based therapeutic, the inactivation of a beneficial gene or the unintended activation of a harmful gene. In addition, certain viral gene delivery systems have been shown to cause immune reactions, limiting their use for chronic diseases that require repeat dosing. Viral gene delivery systems may also have limitations as to the size of the therapeutic gene that can be delivered. Furthermore, the Company believes that it may be difficult and expensive to manufacture and purify a specific desired viral strain. To overcome the concerns associated with the use of viruses, IN VIVO, non-viral gene delivery methods are being developed. Such methods typically include the insertion of a therapeutic gene into a circular segment of DNA known as a DNA plasmid, which is designed to control expression of the therapeutic gene in the cell. The plasmid is packaged with a carrier, often a lipid-based formulation, and delivered into the target cell by various modes of administration, including inhalation, intravenous administration, direct injection or intraperitoneal administration. These traditional modes of administration are familiar to physicians and may be more convenient and cost effective than EX VIVO approaches. In addition, DNA plasmids degrade over time and do not integrate into the host genome. Therefore, plasmid-based systems avoid the potentially random integration of DNA associated with some viral approaches and may allow for a more flexible treatment regimen. In spite of the advantages of IN VIVO, non-viral delivery approaches, low levels and short duration of gene expression, non-specific cell targeting, inflammation and manufacturing difficulties have limited their development.

MEGABIOS' IN VIVO, NON-VIRAL GENE DELIVERY APPROACH

    The Company's IN VIVO, non-viral gene delivery systems are designed to avoid the significant limitations of EX VIVO (whether viral or non-viral) and IN VIVO, viral gene delivery. The Company's proprietary gene delivery systems consist primarily of two components: (i) DNA plasmids that contain and control the proper expression of a therapeutic gene; and (ii) lipids and other agents that facilitate the delivery of the DNA plasmids into target cells. In most of its gene delivery systems, the Company combines negatively charged DNA with novel, positively charged lipids and neutral lipids to form DNA:lipid complexes. These complexes are the active ingredient in the Company's gene delivery systems. Certain of the Company's other gene delivery systems may utilize polymers or peptides to facilitate the delivery of DNA plasmids.

    The Company believes its proprietary, non-viral gene delivery systems may have the following benefits:

    THERAPEUTICALLY RELEVANT GENE EXPRESSION. Megabios has developed DNA plasmids that, following their formulation with lipids and administration to animals, produce therapeutically relevant protein levels that persist for up to two months. Following intravenous administration to mice of the gene for a commercially available cytokine, the cytokine was detected in the blood at levels consistent with those required for therapeutic effect. Similarly, following aerosol administration to primates of the therapeutic gene to treat cystic fibrosis, the resulting protein was produced in the correct cell type (lung epithelial cells) at levels believed to be therapeutic.

    TISSUE-SPECIFIC GENE DELIVERY AND EXPRESSION. The Company believes that its gene delivery systems can target specific tissues and cell types. In preclinical studies, the Company has demonstrated that various formulations are taken up selectively by (i) ciliated epithelial cells lining the airways of the lungs following aerosol administration, (ii) vascular endothelial cells lining the blood vessels of several tissues, including lung, heart, spleen and lymphatic tissues, following intravenous administration, (iii) solid tumors following direct administration either into the tumor or other local tissues, (iv) circulating macrophages following intravenous administration and (v) cells in the central nervous system following direct injection. In a preclinical study to test the pattern of uptake of two intravenous formulations, one formulation resulted in over 90% of observable gene expression in the vascular endothelial cells of the lungs, while the other formulation resulted in over 90% of observable gene expression in the spleen. In addition, following direct injection in animals, the Company's formulations have been demonstrated to result in transfection of solid tumors, muscle and brain tissue.

    EASE OF HANDLING AND ADMINISTRATION, STABILITY AND SCALABLE MANUFACTURING METHODS. The Company's gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals. Megabios has demonstrated that it can produce clinical-grade DNA plasmids, DNA:lipid complexes and formulations under controlled conditions without the expense and handling requirements associated with viral gene delivery systems. In addition, Megabios has developed manufacturing and production methods designed to be scaled to meet commercial requirements and has produced DNA plasmids at a contract manufacturer at the 1,000 liter scale.

    IMPROVED SAFETY PROFILE. Megabios has tested its gene delivery systems in hundreds of IN VIVO, preclinical experiments. In animal models, the Company's aerosol gene delivery systems do not appear to cause the same inflammation that has been seen following the aerosol administration of other companies' lipid-based gene delivery systems. Due to its improved safety profile, Megabios believes that its gene delivery systems may allow for repeat administration of gene-based therapeutics for the treatment of chronic diseases, such as asthma and other inflammatory conditions.

    The Company has also developed techniques that allow it to screen genes for potential therapeutic utility. Because the Company believes that IN VITRO gene expression experiments do not correlate well with IN VIVO results, Megabios tests its gene delivery systems in animals. The Company has developed a methodology to test therapeutic genes IN VIVO in rapid succession. For example, the Company can prepare plasmids containing different therapeutic genes, formulate them in an appropriate lipid-based delivery system and administer the formulations to animals. By testing several different genes, the Company can facilitate the development and selection of the gene-based therapeutic to be developed. In addition, Megabios has expertise in the selection of appropriate animal models, as well as in the development of various assays and analytical techniques, to assess the performance of gene-based formulations. While the results of preclinical animal studies may not predict safety or efficacy in humans, when, and if, further clinical trials are conducted, the Company believes that its gene screening capability and its experience in preclinical and early clinical development will enable it to accelerate the development of gene-based therapeutics and thereby attract corporate partners.

MEGABIOS' GENE DELIVERY SYSTEMS

    The Company has developed several gene delivery systems and has identified a number of potential therapeutic applications for each of these systems using a variety of therapeutic genes. The Company classifies its portfolio of gene delivery systems by the mode of administration and the cell type to which the gene-based therapeutic is delivered, with each formulation within a series having distinct specifications and potential applications. For example, one gene delivery system in the MB100 Series has been optimized for the aerosol delivery of the CFTR gene to ciliated epithelial cells in the lungs; the MB100 Series is also being investigated for use in delivering genes for other pulmonary applications such as the treatment of asthma. To date, the Company has developed nine series of gene delivery systems and expects to design additional gene delivery systems, expanding the scope of its commercial opportunities. The table below summarizes the Company's gene delivery systems, potential applications and agreements with corporate partners:
DELIVERY SYSTEM
       (MODE OF
    ADMINISTRATION)      CELL TYPE(S) TRANSFECTED       POTENTIAL APPLICATIONS                STATUS(1)
-----------------------  ------------------------  --------------------------------  ---------------------------
MB100 Series             Ciliated epithelial       Cystic fibrosis                   Phase I/II with Glaxo
  (Inhalation)           cells in the lungs and    Asthma                            Wellcome
                         respiratory tract         Inflammation of the lungs         Research
                                                   Mucosal immunization              Research
                                                   Infectious diseases of the lungs  Research
                                                                                     Research

MB200 Series             Vascular endothelial      Angiogenesis inhibition (cancer)  Preclinical
  (Intravenous           cells in the lungs,       Angiogenesis inhibition           Preclinical
  injection)             heart, spleen and lymph   (non-cancer)                      Preclinical
                         nodes                     Metastatic cancer                 Research
                                                   Protein replacement therapy       Research
                                                   Cardiovascular diseases           Research
                                                   Inflammatory diseases

MB300 Series             Solid tumor cells         Cancer (two-gene combination)     Phase I/II with
  (Direct injection)                                                                 University of Colorado
                                                                                     Health Sciences Center
                                                   Cancer (other genes)              Preclinical

MB400 Series             Various cells involved    Preventive vaccines               Research
  (Intramuscular,        in antigen presentation   Therapeutic vaccines              Research
  intradermal,                                     Immunotherapy (cancer,            Research
  subcutaneous and                                 infectious diseases, autoimmune
  intravenous                                      diseases)
  injection)

MB500 Series             Circulating macrophages   Infectious diseases               Research
  (Intravenous                                     Hyperlipidemia                    Research
  injection)

MB600 Series             Cells in the central      Neurodegenerative diseases        Research
  (Direct injection)     nervous system            Cancer                            Research

MB700 Series             Solid tumor cells         Cancer (using BRCA1)              Preclinical with Lilly
  (Intraperitoneal                                 Cancer (other genes)              Research
  injection)

MB800 Series             Connective tissue cells   Rheumatoid arthritis              Preclinical
  (Intraarticular                                  Osteoarthritis                    Research
  injection)                                       Cartilage repair                  Research

MB900 Series             Skeletal muscle           Ischemia                          Preclinical
  (Intramuscular         Cardiac muscle
  injection)

(1) "Phase I/II" indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population.

   "Preclinical" indicates that Megabios is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.

   "Research" includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in in vitro and IN VIVO testing.

    MB100 SERIES

    The Company has developed a class of gene delivery systems, the MB100 Series, which, following aerosol administration to animals, results in genes being taken up and expressed primarily by ciliated epithelial cells in the lungs and respiratory tract. The Company believes that the MB100 Series may be useful in the delivery of therapeutic genes for the treatment of cystic fibrosis, asthma, inflammatory conditions, infectious diseases of the lungs, as well as for mucosal immunization. One of these gene delivery systems is the subject of the Company's corporate partnership with Glaxo Wellcome to develop a gene-based therapeutic for the treatment of cystic fibrosis. See "--Corporate Partners--Glaxo Wellcome."

    The Company is seeking a corporate partnership to develop the MB100 Series for the treatment of asthma. Asthma, characterized by obstruction of airways in the lung, is estimated to affect 5% of the population in the United States, or approximately 13 million people. Certain genes believed to be associated with the onset and progression of asthma have been identified, and various companies are investing heavily in further understanding the genetic cause of asthma.

    The Company also intends to conduct studies using the MB100 Series together with certain therapeutic genes to achieve mucosal immunity in diseases such as tuberculosis and pneumonia. Mucosal immunity is a form of immunization resulting from the introduction of an antigen to the mucosal cells lining the airways of the lungs, oral cavity or nasal passages.

    MB200 SERIES

    The MB200 Series, for intravenous administration, delivers genes which are taken up preferentially by vascular endothelial cells in the lungs and other tissues. The Company believes that gene delivery systems in the MB200 Series, in combination with various genes, may be useful in the treatment of several diseases that are associated with angiogenesis, including non-small cell lung cancer, macular degeneration, diabetic retinopathy, rheumatoid arthritis and psoriasis. In addition, the Company believes that gene delivery systems in the MB200 Series may be useful for protein replacement therapy and to treat other medical disorders such as cardiovascular and inflammatory diseases.

    In preclinical studies, administration of a gene delivery system in the MB200 Series in animals resulted in expression levels of a therapeutic protein consistent with those required for a therapeutic effect suggesting that the MB200 Series could be used for protein replacement therapy, in which the gene coding for a therapeutic protein is administered rather than the protein itself. The Company believes that the use of gene-based therapeutics in this manner may be a viable alternative when therapeutic levels of a protein are difficult to sustain or when a therapeutic protein is difficult or expensive to manufacture.

    The Company also believes that the ability to target certain cell types with gene delivery systems in the MB200 Series may be useful in developing gene-based therapeutics for certain cardiovascular diseases, such as restenosis and atherosclerosis, both of which may result in the blockage of blood vessels, leading to heart attacks and strokes.

    MB300 SERIES

    Megabios has developed a class of gene delivery systems, the MB300 Series, which, following direct injection into tumors, are taken up by cancer cells and may be useful for the treatment of certain solid tumors. In preclinical studies involving a canine model of spontaneously occurring oral melanoma, a gene delivery system in the MB300 Series was used to deliver a combination of two therapeutic genes. The data from this study indicated that a majority of the dogs that received the treatment regimen exceeded their expected median survival period. These dogs also had a higher number of activated white blood cells compared to untreated animals suggesting that the therapeutic genes augmented the immune response to the tumor cells resulting in an increased survival rate for these animals. The Company believes that these results support the potential utility of the gene delivery systems in the MB300 Series to facilitate immunotherapy approaches for the treatment of multiple forms of cancer.

    In June 1998 a Phase I/II clinical study began with the University of Colorado Health Sciences Center, under an April 1998 IND, for evaluation of the MB300 Series and the two-gene combination as a treatment for melanoma. The Phase I/II trial is underway to examine the safety of a the gene-based therapeutic, injected directly into tumors and will evaluate preliminary indications of biological activity.

    Other gene delivery systems in the MB300 Series have been tested by the Company to facilitate the treatment of multiple forms of cancer using different approaches, such as through the delivery of suicide genes or tumor suppressor genes.

    MB400 SERIES

    The Company is developing a class of gene delivery systems, the MB400 Series, designed to administer genetic immunotherapeutics by intramuscular, intradermal, subcutaneous or intravenous injection. To date, the use of DNA for immunotherapeutic purposes has been limited by inadequate levels of expression of the antigen in the appropriate cell type. The Company has designed and screened many delivery systems, some of which may have improved targeting and expression characteristics. If successful, these efforts could result in novel formulations that may allow for the treatment or prevention of certain diseases, including infections, autoimmune diseases and certain forms of cancer.

    OTHER GENE DELIVERY SYSTEMS

    The Company is developing five other classes of gene delivery systems. The Company believes that the MB500 Series, which is designed to deliver genes to circulating macrophages, has potential utility in various infectious diseases and hyperlipidemia. The MB600 Series is designed to deliver genes to cells in the central nervous system for the potential treatment of neurodegenerative diseases, including Parkinson's and Alzheimer's disease. The MB700 Series is designed to deliver genes to solid tumor cells following intraperitoneal administration. Megabios has entered into a corporate partnership with Lilly to develop gene-based therapeutics using the MB700 Series as well as other gene delivery systems, to deliver the BRCA1 gene to treat ovarian cancer. See "--Corporate Partners--Lilly." The Company intends to pursue additional corporate partnerships to develop gene-based therapeutics to treat cancer using other (non-BRCA1) therapeutic genes. The MB800 Series is designed to result in the delivery of genes to connective tissue cells after injection into a joint. The MB800 Series is the subject of a collaboration with researchers at the University of Pittsburgh Medical Center for the research and development of gene-based therapeutics for rheumatoid arthritis, osteoarthritis and cartilage repair. The MB900 Series is designed for intramuscular injection, in particular, for injection into skeletal and cardiac muscle, for delivery of angiogenic genes for treating ischemia associated with peripheral vascular disease (PVD) and coronary artery disease (CAD), respectively.

    There can be no assurance that any of the Company's gene delivery systems will have the performance attributes to justify their further development or to attract corporate partners. While the Company has demonstrated some evidence of the utility of its gene delivery systems in preclinical animal studies, these results do not predict safety or efficacy in humans, when and if further clinical trials are conducted. The Company's products may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their use. There can be no assurance that any of the Company's products will ultimately obtain FDA or other regulatory or foreign marketing approval for any indication. The Company's products are also subject to risks particular to the development of gene-based therapeutics. Gene-based therapy is a new and rapidly evolving technology and is expected to undergo significant technological changes in the future. As a result of the limited clinical data available regarding the safety and efficacy of gene-based therapeutics and other factors, clinical trials relating to gene-based therapeutics may take longer to complete than clinical trials involving traditional pharmaceuticals. There can be no assurance that any gene-based therapeutic will be demonstrated to be safe or effective or that the Company or its corporate partners will be able to manufacture such gene-based therapeutics on a commercial scale or in an economical manner.

CORPORATE PARTNERS

    The Company has two ongoing collaborative research and development agreements or "corporate partnerships" and is actively seeking additional partnerships with pharmaceutical and biotechnology companies. Many of these potential partners have identified therapeutic genes, but Megabios believes many such companies do not possess the technology or the know-how to develop gene-based therapeutics. Megabios seeks license fees, equity investments, funding for research and development, milestone payments and royalties on product sales in exchange for commercial licenses to the Company's gene delivery technologies and access to its development expertise.

    GLAXO WELLCOME

    In April 1994, the Company entered into a corporate partnership with Glaxo Wellcome to develop a gene-based therapeutic for the treatment of cystic fibrosis. Cystic fibrosis is the most common fatal genetic disease in Caucasians, occurring in about 1 in 3,000 live births. The disease is believed to afflict approximately 55,000 patients in the United States and Europe. Cystic fibrosis is caused by a defect in the CFTR gene. This defect results in production of defective CFTR protein, leading to the build-up of mucus in the lungs that often results in infection, loss of lung function and premature death. The median life expectancy of a patient with cystic fibrosis is approximately 30 years. Patients with cystic fibrosis typically incur annual medical costs ranging from $15,000 to $55,000. The Company believes that a gene-based therapeutic which results in increased levels of normal CFTR protein on the surface of ciliated epithelial cells may slow or halt the progression of this disease while reducing the total cost of patient care.

    The Company has conducted preclinical testing of a gene delivery system in the MB100 Series as a carrier for the CFTR gene. Data from these studies, including the administration of the gene to primates via inhalation, have demonstrated expression of the human form of the CFTR gene in the lungs in the appropriate cell type with no evidence of inflammation. In addition, approximately 20% of the target cells were shown to produce CFTR protein six weeks after a single administration, which exceeds the level believed to be required for achieving a therapeutic effect. The Company believes these results suggest that this product may be useful in the treatment of cystic fibrosis. In June 1997, Glaxo Wellcome commenced a Phase I/II clinical trial in cystic fibrosis patients using a gene delivery system in the MB100 Series as a carrier for the CFTR gene. The results of this trial are expected to be released in the fourth calendar quarter of 1998.

    The terms of the Glaxo Wellcome Agreement provide Glaxo Wellcome with the exclusive rights to manufacture, market and sell gene-based therapeutics incorporating the Company's gene delivery systems for the treatment of cystic fibrosis. Glaxo Wellcome is responsible for clinical trials, large-scale clinical and commercial manufacturing, and sales and marketing of any potential gene-based therapeutics resulting from the corporate partnership and provided funding for the Company to conduct research and preclinical development activities for a three-year period ended April 1997. In addition to having received $5.3 million in research funding, the Company is entitled to receive a milestone payment from Glaxo Wellcome upon the commencement of a Phase III clinical trial, a portion of which will be credited against future royalties, as well as royalties on the sales of products resulting from the corporate partnership. The Company has completed all of its obligations under the Glaxo Wellcome Agreement and will receive future payments, if any, only through the achievement of the milestone and royalties earned on sales of the resulting products.

    LILLY

    In May 1997, the Company entered into a corporate partnership with Lilly to develop gene-based therapeutics using BRCA1, a gene that has been identified as a putative tumor suppressor. In normal cells, tumor suppressor genes act to inhibit cell division. When a tumor suppressor gene, such as BRCA1, is missing or defective, a cell may replicate uncontrollably, resulting in the formation of a tumor. Various scientific publications have associated defects in BRCA1 with breast, ovarian and prostate cancers.

Increased expression of the BRCA1 gene in diseased tissue may inhibit or prevent the uncontrolled cell growth associated with cancer, without causing any adverse effect in normal cells. BRCA1 will be developed as a gene-based therapeutic using gene delivery systems in the MB300 Series, which are administered via direct injection, and gene delivery systems in the MB700 Series, which are administered into the intraperitoneal cavity. The Company's gene-based therapeutic under development with Lilly is initially focused on the delivery and expression of BRCA1 in diseased cells in breast and ovarian tissue.

    Under the agreement with Lilly (the "Lilly Agreement"), Lilly receives the exclusive rights to develop, make, use and sell gene-based therapeutics incorporating BRCA1 resulting from the corporate partnership. Lilly will be responsible for clinical trials, large-scale clinical and commercial manufacturing, and sales and marketing of any gene-based therapeutics resulting from the corporate partnership. The Company will conduct research and preclinical development activities and will be entitled to receive at least $7.0 million in research and development funding during the first two years of the agreement. To date, $4.3 million in research and development funding has been received. If Lilly and the Company agree on an appropriate level of research and development efforts, funding may be extended for up to two additional years. In addition, the Company may receive up to an additional $27.5 million in payments upon the achievement of certain preclinical and clinical milestones and, if a product receives marketing approval from the FDA or an equivalent foreign agency, the Company is entitled to receive royalties on sales of products resulting from the corporate partnership. In connection with the execution of the Lilly Agreement, Lilly purchased 285,714 shares of the Company's Series F Preferred Stock for $3.0 million in 1997. Such shares converted into 285,714 shares of Common Stock upon the initial public offering, representing approximately 2.22% of the Company's outstanding Common Stock at June 30, 1998. The Lilly Agreement permits Lilly to terminate the program for any reason, including reasons unrelated to such program, after May 1999 upon three months prior notice.

    PFIZER INC

    In May 1996, the Company entered into a corporate partnership with Pfizer Inc ("Pfizer") to develop a gene-based therapeutic for the treatment of solid tumors using gene delivery systems of the MB200 Series which are designed to deliver genes that inhibit angiogenesis. In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement with Pfizer (the "Pfizer Agreement"), Pfizer continued funding the program through May 31, 1998. The Company intends to continue to advance the anti-angiogenesis program and is actively seeking a new corporate partner.

    The Company is highly dependent upon its corporate partnerships with Glaxo Wellcome and Lilly. There can be no assurance that the Lilly Agreement will be extended, that research funds under the Lilly Agreement or milestone payments contemplated by any of the Company's corporate partnerships will be received, or that any of these corporate partnerships will result in successfully commercialized products and the receipt by the Company of related royalty revenues. Should the Company fail to receive research funds or should milestones set forth in either or both of the Glaxo Wellcome Agreement or the Lilly Agreement not be achieved, or should Glaxo Wellcome or Lilly breach or terminate their respective agreements, the Company's business, financial condition and results of operations will be materially adversely affected. The Company will also need to enter into additional corporate partnerships, and there can be no assurance that the Company will be able to do so on favorable terms, or at all. Should any corporate partner fail to develop or commercialize successfully any product to which it has obtained rights from the Company, the Company's business, financial condition and results of operations may be materially adversely affected.

TECHNOLOGY LICENSES

    Megabios actively investigates technologies under development at academic and other research institutions. The Company believes that such institutions are an important source of breakthrough technologies and has entered into, and intends to enter into, additional licensing arrangements to expand its core technologies.

    The Company has an exclusive license to certain patents and patent applications held by The Regents of the University of California ("The Regents") related to IN VIVO, non-viral delivery of genes using positively charged lipids, including delivery by various modes of administration and for use in the treatment of cystic fibrosis ("The Regents License"). Two patents have issued in the United States and one Notice of Allowance has been received in the United States with respect to these patent applications and two patents have issued in a foreign country. Under the terms of The Regents License, the Company paid a license fee to the Regents and is obligated to make payments upon the achievement of certain clinical milestones and royalty payments on sales of products, if any. The Company has certain obligations regarding the process and timing of clinical activities and seeking FDA approval for the development, manufacture and sale of products based on the claims contained in such patent applications. The Regents may terminate the license or convert it to a nonexclusive license upon 60 days notice if the Company fails to meet certain milestones. However, the date by which such milestones must be completed may be extended by the Company for up to three years upon payment of a specified fee for each year the date is extended. In addition, the Regents may also terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

    The Company has obtained an exclusive license from the National Jewish Medical Research Center ("NJMRC") for patent rights related to the non-viral delivery of a cytokine gene and a superantigen gene for the treatment of cancer (the "NJMRC License"). One patent has issued in the United States and related applications are pending in the U.S. and worldwide. Under the terms of the NJMRC License, the Company has paid a license fee and is obligated to make payments upon the completion of certain clinical milestones and royalty payments on sales of products, if any. The Company has certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. NJMRC may terminate the license or convert it to a nonexclusive license if the Company fails to meet certain milestones. However, the date by which such milestones must be completed may be extended by the Company for up to 3 years upon payment of a specified fee for each year a date is extended. In addition, NJMRC may also terminate the license for a material violation or material failure to perform any covenant under the license.

    In March of 1998, the Company entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which the Company obtained an exclusive license to certain patent rights held by UPMC in the field of viral and non-viral gene-based therapy for rheumatology (the "UPMC License and Collaboration Agreement"). Of these patent rights, one patent has issued in the United States, one Notice of Allowance has been received, and related applications are pending in the U.S. and worldwide. Under the terms of the UPMC License and Collaboration Agreement the Company issued 117,555 shares of Common Stock in exchange for the exclusive license to these patent rights. The Company is not obligated to pay additional royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but is required to share revenue with UPMC at a specified rate upon sublicense of rights in the field of viral gene therapy. Under the terms of the UPMC License and Collaboration Agreement, the Company is obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that the Company fails to commit resources to the development of products in the field of rheumatology. In addition, the UPMC License and Collaboration Agreement established collaborations between the Company and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration will be included in the exclusive license to the Company described above at no additional cost to the Company. The value of the common stock issued in the transaction was $1.5 million, which was expensed to research and development during the period. The Company expensed the value of this common stock as the technology was not complete at the date of acquisition.

    The Company has obtained an option to exclusively license patent rights from Stanford University relating to the use of a nitric oxide synthetase gene for certain cardiovascular applications (the "Stanford Option"). Under the terms of the Stanford Option, the Company has paid an option fee and, if the Company exercises the option, will be obligated to pay a license fee, milestone fees upon completion of certain clinical milestones, and royalty payments on sales of products, if any. If the Company exercises the exclusive option, it will have certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. If the option is exercised by the Company, Stanford University may have the ability to terminate the license or convert it to a nonexclusive license if the Company fails to meet certain milestones. In addition, Stanford University will have the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

PATENTS AND PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications to protect technology, inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, confidentiality agreements and other measures to protect its technology and proposed products. The Company's failure to obtain patent protection or otherwise protect its proprietary technology or proposed products may have a material adverse effect on the Company's competitive position and business prospects.

    The Company has rights under its licenses with The Regents, NJMRC, and UPMC to four issued United States patents and several U.S. and foreign pending patent applications. In addition, the Company itself has five issued patents and one Notice of Allowance in the United States as well as several pending patent applications in the U.S. and worldwide. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect the Company's technology.

    A number of the gene sequences that the Company and its corporate partners are investigating or may use in its products are or may become patented by others. As a result, the Company or its corporate partners may be required to obtain licenses to such gene sequences or other technology in order to use or market such products. In addition, some of the products based on the Company's gene delivery systems may require the use of multiple proprietary technologies. Consequently, the Company or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to the Company or be commercially prohibitive. In connection with the Company's efforts to obtain rights to such gene sequences or other proprietary technology, the Company may find it necessary to convey rights to its technology to others. There can be no assurance that the Company or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all.

    The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Further, the breadth of claims allowed in biotechnology patents is unpredictable. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent the technology that is the subject of such patent application. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of the Company. While the Company is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene-based therapeutics, there can be no assurance that any such patent applications or patents will not have a material adverse effect on products the Company or its corporate partners are developing or may seek to develop in the future. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to its products or technology or other matters.

    Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned or licensed by the Company, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that the Company is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation, or that the Company would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company even if the outcome is favorable to the Company.

    The Company also relies on proprietary information and trade secrets, including its proprietary database of preclinical IN VIVO experiments, to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can maintain and protect unpatented proprietary technology. The Company typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors.

MANUFACTURING AND COMMERCIALIZATION

    The Company's focused commercialization strategy is based on entering corporate partnerships with pharmaceutical and biotechnology companies whereby the Company will primarily pursue preclinical and early clinical development of gene-based therapeutics, while the Company's partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing. Under the terms of the Glaxo Wellcome Agreement and Lilly Agreement, the Company's corporate partners have received exclusive rights for large-scale, clinical and commercial manufacturing of the gene-based therapeutics for use in the areas covered by these agreements.

    The Company has demonstrated that its DNA plasmids, DNA:lipid complexes and formulations can be produced at pilot scale and believes that commercial quantities of material may be prepared using conventional and proprietary fermentation and purification processes. The Company currently operates a pilot manufacturing facility and has produced DNA plasmids at a contract manufacturer at the 1,000 liter scale. The lipid components of Megabios' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, the Company has obtained access to lipid manufacturing through arrangements with contract manufacturers. Preparation of DNA:lipid complexes has been carried out at the Company's pilot manufacturing facility.

    The Company has supplied clinical-grade material to Glaxo Wellcome for use in a Phase I/II clinical trial of a gene-based therapeutic to treat cystic fibrosis. Glaxo Wellcome is in the process of scaling up its production capabilities using the Company's proprietary processes and methods to meet clinical requirements. Under the Lilly Agreement, Megabios is obligated to provide material used in preclinical testing and may supply material for clinical trials.

    Megabios itself does not currently operate manufacturing facilities for commercial production of its gene delivery systems. The Company has no experience in, and currently lacks the resources and capability to, manufacture or market any of its products on a commercial scale. Accordingly, the Company will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing of its products. Successful large-scale manufacturing of gene-based therapeutics has not been demonstrated by any third parties. There can be no assurance that the Company will be able to reach satisfactory agreements with its partners or with contract manufacturers or that its corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of gene-based therapeutics.

    Under the terms of the Glaxo Wellcome Agreement and Lilly Agreement, the corporate partners have received exclusive rights to market and sell the Company's gene-based therapeutics that are developed pursuant to these corporate partnerships. The Company is highly dependent upon each of its corporate partnerships with Glaxo Wellcome and Lilly. The Company cannot control whether Glaxo Wellcome or Lilly will devote sufficient resources to the commercialization of the Company's potential products on a timely basis, and such resources could vary due to factors unrelated to the Company's products. If such corporate partners fail to conduct these activities in a timely manner or at all, the commercialization of the Company's products could be delayed or terminated. There can be no assurance that any of these corporate partnerships will result in successfully manufactured or commercialized products and the receipt by the Company of related royalty revenues. Failure of the Company's corporate partners to manufacture successfully the potential products for large-scale clinical trials or commercial use, or to commercialize successfully the potential products, would have a material adverse effect on the Company's business, financial condition and results of operations.

    In September 1998, Megabios and DSM Biologics ("DSM") announced the formation of a broad, strategic partnership focused on the manufacture and supply of DNA plasmids and lipid:DNA complexes to the entire gene therapy industry. Plasmids are circular pieces of DNA that contain a therapeutic gene and instructional elements that regulate the activity of the gene. The manufacturing process can be used to produce any plasmid.

    Under the agreement, Megabios has exclusively licensed its proprietary manufacturing technology to DSM for use in its facility in Montreal, Canada and may be extended to include DSM's facility in Groningen, The Netherlands. In return, DSM will pay license and milestone fees to Megabios, and DSM and Megabios will share in the profits generated by the sale of material produced using Megabios' process. The term of the exclusive partnership is at least three years, and will continue for as long as the venture is profitable.

    The Megabios--DSM manufacturing method has already been used to produce material for a Phase I/II trial for cystic fibrosis conducted by Megabios' partner, Glaxo Wellcome, and a Phase I/II study for metastatic melanoma, conducted by Megabios and its academic collaborators at the University of Colorado Health Sciences Center.

    The partnership will create the first manufacturing facility that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. The partnership will use Megabios' proprietary methods for the manufacture of DNA plasmids and complexing that DNA with lipids. This arrangement could provide revenue for Megabios in advance of the launch of commercial gene-based products.

GOVERNMENT REGULATION

    The production and marketing of the Company's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration ("FDA"). The Company believes that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of its products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled FDA's regulation of most gene-based therapeutics to date. Gene-based therapy, however, is a relatively new technology and the regulatory requirements governing gene-based therapeutics are uncertain. The Company is not aware of any gene-based therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

    The necessary steps before a new biological product may be marketed in the United States include: (i) preclinical laboratory tests and IN VIVO preclinical studies; (ii) the submission to the FDA of an IND for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review INDs involving gene-based therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a product license application and establishment license application ("PLA/ELA") and (vi) FDA approval of the PLA/ELA prior to any commercial sale or shipment of the biologic. The FDA has eliminated the requirement of a separate ELA for certain categories of biotechnology products, including, for example, therapeutic recombinant DNA-derived products. At this time, however, it is unclear whether these new regulations would apply to gene-based therapeutics. Furthermore, the FDA has announced its intention ultimately to review all new biologic products under a single biologics license application. However, it is impossible to predict when this procedure will be adopted.

    Manufacturing facilities in the United States are subject to periodic inspection by the FDA and state authorities, and must comply with GMP ("Good Manufacturing Practice"). Manufacturers of biologics also must comply with FDA general biological product standards and also may be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against the Company or its corporate partners.

    Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects or patients, the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies which typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

    The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a PLA/ELA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all or that any product developed by the Company and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for PLA/ELA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

    For clinical investigation and marketing outside the United States, the Company and its corporate partners may be subject to FDA as well as regulatory requirements of other countries. The FDA regulates the export of biological products, whether for clinical investigation or commercial sale. In Europe, the approval process for the commencement of clinical trials varies from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

    The Company's research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that any the operations, business or assets of the Company will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    Gene delivery and gene-based therapies are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in the Company's products or technologies becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenditures. The Company is aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene-based therapy, or have commenced clinical trials of gene-based therapeutics. Many of these companies are addressing diseases that have been targeted by the Company or its corporate partners. Megabios also may experience competition from companies that have acquired or may acquire gene-based technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery and gene-based therapeutics that may materially and adversely affect the Company. In addition, the Company faces and will continue to face competition from other companies for corporate partnerships with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology, including intellectual property related to gene delivery systems. Corporate partners may also elect to internally develop gene-based therapeutics which compete with the Company's products. In addition, many other companies are developing non-gene-based therapies to treat these same diseases.

    Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than the Company. There can be no assurance that research and development by others will not render the Company's delivery systems or the products developed by corporate partners using the Company's delivery systems obsolete or non-competitive or that any product developed by the Company or its corporate partners will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that the Company's competitors will not develop safer, more effective or less costly gene delivery systems, gene-based therapeutics or non-gene based therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than the Company, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY INSURANCE

    The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently has only limited product liability insur-ance, and there can be no assurance that it will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products by the Company. A product liability claim brought against the Company in excess of its insurance coverage, if any, or a product withdrawal, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

    As of July 31, 1998 Megabios employed 79 individuals full-time, including 26 who hold doctoral degrees. Of the Company's total work force, 65 employees are engaged in or directly support research and development activities, and 14 are engaged in business development, finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relationships with its employees are good.

RISK FACTORS

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT; UNCERTAINTY OF FUTURE
  PROFITABILITY

    Since its inception, the Company has been engaged in research and development activities, has generated minimal revenues from operations and has experienced significant operating losses. As of June 30, 1998, the Company had an accumulated deficit of approximately $28.6 million. The process of developing the Company's gene delivery systems will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. There can be no assurance that the Company will generate revenues or achieve and sustain profitability in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

    The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in an early stage biotechnology company. Since the Company's inception in 1992, substantially all of the Company's resources have been dedicated to the research and development of gene delivery systems, and no revenues have been generated from product sales. Because substantially all of the products under development by the Company are in research or preclinical development, revenues from the sale of any such products will not be realized for at least the next several years, if at all. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

DEPENDENCE ON CORPORATE PARTNERS; NEED FOR ADDITIONAL CORPORATE PARTNERSHIPS

    The Company will need to enter into additional agreements with corporate partners or otherwise raise substantial additional funds to conduct the research and development, preclinical studies, clinical trials, manufacturing, marketing and sales necessary to commercialize its gene delivery systems. The Company expects that future revenues from corporate partnerships, if any, will be derived primarily from royalties on product sales. There can be no assurance that the Company will be able to establish such additional corporate partnerships on favorable terms, or at all, or that its current or future corporate partnerships will be successful. In addition, there can be no assurance that existing or future corporate partners will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with corporate partners. Disagreements between corporate partners and the Company could lead to delays or termination in the research, development or commercialization of certain product candidates or result in litigation or arbitration, which would be time consuming and expensive. Should any corporate partner fail to develop or commercialize successfully any product to which it has obtained rights from the Company, the Company's business, financial condition and results of operations may be materially adversely affected. See "Business--Corporate Partners."

UNCERTAINTY OF PRODUCT DEVELOPMENT AND GENE-BASED THERAPEUTICS

    Before the Company or its corporate partners can obtain regulatory approval for the commercial sale of any of its products, the Company or its corporate partner must demonstrate, through preclinical studies and clinical trials, that a potential product is safe and efficacious for use in each target indication. There can be no assurance that the Company or its corporate partners will be permitted to undertake clinical testing of the Company's products, or, if permitted, that such products will receive other necessary regulatory approvals. The Company or its corporate partners may also experience delays in commencing clinical trials due to a variety of factors including unfavorable or delayed preclinical study results, inability to manufacture sufficient quantities of materials used for clinical trials, delays or difficulties in patient enrollment, delays in regulatory approvals and other factors. While the Company has demonstrated some evidence of the utility of its gene delivery systems in preclinical animal studies, these results do not predict safety or efficacy in humans, when, and if, clinical trials are conducted. The Company's products may prove to have undesirable and unintended side effects or other characteristics in preclinical development or clinical trials that may prevent or limit their use. In addition, there can be no assurance that any of the Company's products will ultimately obtain FDA or other regulatory or foreign marketing approval for any indication. See "Business--Corporate Partners" and "--Government Regulation."

    In addition to risks particular to the development of the Company's products, the Company's products are also subject to risks particular to the development of gene-based therapeutics. Gene-based therapy is a new and rapidly evolving technology and is expected to undergo significant technological changes in the future. While many companies are seeking to identify therapeutic genes and understand their function in the development and progression of various diseases, there is limited clinical data available regarding the safety and efficacy of gene-based therapeutics. The Company is not aware of any gene-based therapeutics that have received marketing approval from the FDA or the regulatory bodies of other countries. As a result of the limited data available or other factors, clinical trials relating to gene-based therapeutics may take longer to complete than clinical trials involving more traditional pharmaceuticals. There can be no assurance that any gene-based therapeutics will be demonstrated to be safe or effective or that the Company or its corporate partners will be able to manufacture such gene-based therapeutics on a commercial scale or in an economical manner.

UNCERTAINTY OF PATENT POSITION AND PROPRIETARY RIGHTS

    The patent positions of biotechnology and pharmaceutical companies are often uncertain and involve complex legal and factual questions, and the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. In addition, there is a substantial backlog of biotechnology patent applications at the U.S. Patent and Trademark Office (the "PTO") that may delay the review and the potential issuance of patents. The Company's success will depend to a significant degree on its ability to obtain patents and licenses to patent rights, to maintain trade secrets and to operate without infringing on the proprietary rights of others, both in the United States and in other countries.

    To date, the Company has filed a number of patent applications in the United States and other countries and has participated as a licensee in the filing of a number of patent applications in the United States and other countries. The Company intends to continue to file applications as appropriate for patents covering both its products and processes. There can be no assurance that patents will issue from any of these applications, that any patent will issue on technology arising from additional research or that patents that may issue from such applications will be sufficient to protect the Company's technology. Patent applications in the United States are maintained in secrecy until a patent issues, and the Company cannot be certain that others have not filed patent applications for technology covered by the Company's pending applications or that the Company was the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to, compounds, products or processes that block or compete with those of the Company. The Company is aware of patent applications filed and patents issued to third parties relating to gene delivery technologies. The Company's development efforts are at an early stage, however, and the Company currently is unable to verify that any such patent applications or patents will have any effect on its products in development. Should any of its competitors have filed patent applications in the United States that claim technology also invented by the Company, the Company may have to participate in interference proceedings declared by the PTO in order to determine priority of invention and, thus, the right to a patent for the technology in the United States, all of which could result in substantial cost to the Company. In addition, litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of the proprietary rights of third parties. There can be no assurance that any patents issued to the Company or to licensors from whom the Company has licensed rights will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or commercial advantage to the Company.

    The commercial success of the Company depends significantly on its ability to operate without infringing upon the patents and other proprietary rights of third parties. There can be no assurance that the Company's technologies do not and will not infringe upon the patents or other proprietary rights of third parties. In the event of such infringement, the Company and its corporate partners may be enjoined from pursuing commercialization of their products or may be required to obtain licenses to these patents or other proprietary rights or to develop or obtain alternative technologies. There can be no assurance that the Company or its corporate partners will be able to obtain alternative technologies or any required license on commercially reasonable terms, if at all. If such licenses or alternative technologies are not obtained, the Company may be delayed or prevented from pursuing the development of certain of its potential products which could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also relies on proprietary information and trade secrets, including its proprietary database of preclinical IN VIVO experiments, to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to the Company's trade secrets or disclose such technology to the public, or that the Company can maintain and protect unpatented proprietary technology. The Company typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors. See "Business--Patents and Proprietary Technology."

NEED TO OBTAIN RIGHTS TO PROPRIETARY GENES AND TECHNOLOGY

    A number of the gene sequences that the Company and its corporate partners are investigating or may use in its products are or may become patented by others. As a result, the Company or its corporate partners may be required to obtain licenses to such gene sequences or other technology in order to use or market such products. In addition, some of the products based on the Company's gene delivery systems may require the use of multiple proprietary technologies. Consequently, the Company or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to the Company or be commercially prohibitive. In connection with the Company's efforts to obtain rights to such gene sequences or other proprietary technology, the Company may find it necessary to convey rights to its technology to others. There can be no assurance that the Company or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. Failure by the Company or a corporate partner to obtain a license to any technology required to commercialize its products could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Patents and Proprietary Technology."

NEED FOR ADDITIONAL FUTURE CAPITAL; UNCERTAINTY OF ADDITIONAL FUNDING

    The Company may require additional funding in order to continue its research and development activities. The Company has financed its operations primarily through the sale of equity securities and through corporate partnerships. The Company has generated no royalty revenues from product sales, and no such revenues are expected for the foreseeable future, if ever. The Company anticipates that its existing resources including available lines of credit will enable the Company to maintain its current and planned operations through fiscal 2000. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical material and other factors not within the Company's control. There can be no assurance that such additional financing to meet the Company's funding requirements will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require the Company to delay, scale back or eliminate some or all of its research or development programs or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than the Company would otherwise seek to obtain. See "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNIFICANT GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVAL

    The production and marketing of the Company's products and its ongoing research and development activities are subject to extensive regulation by governmental authorities in the United States and other countries. The Company believes that the FDA and comparable regulatory bodies of other countries will regulate the commercial uses of its products as biologics. Gene-based therapy is, however, a relatively new technology, and the regulatory requirements governing gene-based therapeutics are uncertain. This uncertainty may result in excessive costs or extensive delays in the regulatory approval process, adding to the already lengthy review process for human therapeutic products in general. The Company is not aware of any gene-based therapeutics that have received marketing approval from the FDA or any comparable regulatory body of other countries. The regulation of the Company's products and its ongoing research is subject to change, and future legislative or administrative acts in the United States or other countries could have a material adverse effect on the Company's business, financial condition and results of operations. Regulatory requirements ultimately imposed could adversely affect the ability of the Company's corporate partners to clinically test, manufacture or market products, and could significantly delay or reduce the milestone or royalty payments payable to the Company.

    Currently, the Company is conducting preclinical studies and a corporate partner is conducting a clinical trial of one of the Company's gene delivery systems. Prior to marketing in the United States, any drug, including any biological product, developed by the Company or its corporate partners must undergo rigorous preclinical studies, clinical trials and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act and, for biologics, the Public Health Service Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and efficacious, typically takes several years or more depending on the type, complexity and novelty of the product, and requires a substantial commitment of resources. In addition, academic institutions and companies conducting research in the gene-based therapy field are using a variety of approaches and technologies. Any adverse results generated by such academic institutions or companies in preclinical studies or clinical trials could adversely affect the regulatory environment for gene-based therapeutics generally, possibly leading to delays in the approval process for the Company's products or preventing approval altogether.

    Manufacturing facilities in the United States are subject to periodic inspection by the FDA and state authorities, and must comply with the FDA's GMP regulations. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against the Company or its corporate partners.

    There can be no assurance that any product developed by the Company and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or any appropriate regulatory body in other countries. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations that could delay, limit or prevent regulatory approvals. If regulatory approval is granted for a product, such approval will be limited to only those disease states and conditions for which the product is safe and effective, as demonstrated through clinical trials. Furthermore, approval may require ongoing post-marketing studies.

After a product is approved for marketing, the product, its manufacturer and its manufacturing facilities are subject to continued regulatory review oversight and periodic FDA inspections. Discovery of previously unknown problems with a product, manufacturer or facility may result in penalties such as restrictions on such product, manufacturer or facility, including withdrawal of the product from the market.

    In order to market its products outside of the United States, the Company and its corporate partners must also comply with numerous and varying regulatory requirements of other countries implemented by authorities of such other countries governing the design and conduct of clinical trials and marketing approval. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries may differ from that required to obtain FDA approval. The regulatory approval process in other countries includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the regulatory authorities of any other country. See "Business--Government Regulation."

INTENSE COMPETITION

    The pharmaceutical and biotechnology industries are highly competitive. The Company is aware of several pharmaceutical and biotechnology companies which are exploring the field of gene-based therapy, are actively engaged in research and development in areas related to gene-based therapy, or have commenced clinical trials of gene-based therapeutics. Many of these companies are addressing diseases that have been targeted by the Company or its corporate partners. Megabios also may experience competition from companies that have acquired or may acquire gene-based technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery and gene-based therapeutics that may have a material adverse effect on the Company's business, financial condition or results of operation. The Company faces and will continue to face intense competition from other companies for corporate partnerships with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology, including intellectual property related to gene delivery systems. Corporate partners may also elect to internally develop gene-based therapeutics which compete with the Company's products. In addition, many other companies are developing non-gene-based therapies to treat these same diseases.

    Most of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than the Company. There can be no assurance that research and development by others will not render the Company's delivery systems or the products developed by corporate partners using the Company's delivery systems obsolete or non-competitive or that any product developed by the Company or its corporate partners will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that the Company's competitors will not develop safer, more effective or less costly gene delivery systems, gene-based therapeutics or non-gene-based therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than the Company, any of which could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business--Competition."

DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND
  CONSULTANTS

    The Company is highly dependent on its executive officers and scientific staff. In addition, the Company relies on consultants and advisors to assist the Company in formulating its research and development strategy. The loss of any of these persons could have a material adverse effect on the Company's corporate partnerships, business, financial condition and results of operations. The Company does not maintain key man life insurance on any of such individuals.

    In order to pursue its research and product development plans, the Company is and will be required to attract and retain additional qualified scientific and other personnel. There can be no assurance that the Company will be successful in attracting and retaining these skilled persons who generally are in high demand by pharmaceutical and biotechnology companies and by universities and other research institutions. The failure to successfully attract and retain qualified personnel, consultants and advisors may impede the achievement of the Company's objectives and have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE

    The Company itself has limited experience in manufacturing and currently lacks the resources or capability to manufacture any of its products on a commercial scale. While the Company has a pilot manufacturing facility, the Company or any third parties have not demonstrated successful large-scale manufacturing of the Company's gene delivery systems or its products. The Company will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing of its products. There can be no assurance that the Company's corporate partners, licensees or other third parties will be able to develop adequate manufacturing capabilities for commercial-scale quantities of gene-based therapeutic products. See "Business--Manufacturing and Commercialization."

UNCERTAINTY OF COMMERCIAL ACCEPTANCE

    The Company's success is dependent on commercial acceptance of its products. The Company believes that recommendations by physicians and health care payers will be essential for commercial acceptance of its products. Concerns have arisen regarding the potential safety and efficacy of gene-based therapeutics using viral delivery systems. While the Company's gene delivery systems are lipid-based and do not contain viruses, there can be no assurance that physicians' and health care payers' evaluations of the Company's products will not be unfavorably effected by concerns over viral gene-based therapies or that they will conclude that the Company's products or technology are safe and effective. There can be no assurance that products developed by the Company and its corporate partners will achieve commercial acceptance among patients, physicians or third-party payers. Failure to achieve commercial acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF PRODUCT PRICING AND REIMBURSEMENT

    The ability of Megabios' corporate partners to manufacture and sell its products successfully will depend in part on the extent to which reimbursement for the cost of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly-approved health care products, and if the Company and its corporate partners succeed in bringing any products to market, there can be no assurance that these products will be considered cost effective, that reimbursement will be available, or if available, that the payors' reimbursement policies will not adversely affect the corporate partner's ability to sell such products on a profitable basis, and thus the Company's ability to derive revenue through royalties on sales of such products.

ITEM 2. PROPERTIES

    The Company currently leases approximately 45,300 square feet in Burlingame, California, all of which is occupied or under construction (the "Facility"). The Facility has been built to the Company's specifications to accommodate the Company's laboratory, support and administrative needs and includes a pilot manufacturing facility designed to supply material required for preclinical research and development. The term of the lease for the 34,700 square feet in use expires in 2004, at which time the Company has the option to renew the lease. Approximately 10,600 square feet of the Facility is being built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time the Company has the option to renew the lease. Megabios believes that the Facility and its expansion will be adequate to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market under the symbol "MBIO" on September 15, 1997. Prior to that date, there was no public market for the Company's Common Stock. The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock reported by Nasdaq.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1997
  Third Quarter (from September 15, 1997)......................................................  $   16.75  $   12.37
  Fourth Quarter...............................................................................      18.50      10.50
1998
  First Quarter................................................................................      14.00       8.88
  Second Quarter...............................................................................       8.88       6.38

    On September 10, 1998 the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $5.25 per share.

    As of September 10, 1998 there were approximately 172 stockholders of record of the Company's Common Stock.

    Pursuant to that certain License and Collaboration Agreement by and between the Company and UPMC, dated March 16, 1998 (the "License Agreement"), the Company issued 117,555 shares of its common stock to UPMC in exchange for an exclusive, worldwide license to certain technology rights. The Common stock was issued in reliance on Regulation D of the Security Act of 1933, as amended. The Stock Issuance Agreement entered into by the Company and UPMC concurrently with the License Agreement restricts the UPMC's ability to sell the common stock it acquired from the Company for two years.

    The Company has never paid any cash dividends on its capital stock and does not expect to pay any dividends in the forseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included elsewhere in this report.

                                                                              YEAR ENDED JUNE 30,
                                                             ------------------------------------------------------
                                                                1998       1997       1996       1995       1994
                                                             ----------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Collaborative research and development revenue...........  $    8,083  $   5,793  $   1,890  $   1,157  $     500
  Operating expenses:
    Research and development...............................      15,111      8,598      6,487      4,691      1,922
    General and administrative.............................       3,561      2,417      2,169      1,811        796
                                                             ----------  ---------  ---------  ---------  ---------
      Total operating expenses.............................      18,672     11,015      8,656      6,502      2,718
                                                             ----------  ---------  ---------  ---------  ---------
  Loss from operations.....................................     (10,589)    (5,222)    (6,766)    (5,345)    (2,218)
  Interest income (expense), net...........................       2,211        275       (135)       (84)        65
                                                             ----------  ---------  ---------  ---------  ---------
  Net loss.................................................  $   (8,378) $  (4,947) $  (6,901) $  (5,429) $  (2,153)
                                                             ----------  ---------  ---------  ---------  ---------
                                                             ----------  ---------  ---------  ---------  ---------
  Basic and diluted net loss per share(1)..................  $    (0.83) $   (4.40) $   (9.86) $   (8.72) $   (3.59)
                                                             ----------  ---------  ---------  ---------  ---------
                                                             ----------  ---------  ---------  ---------  ---------
  Shares used in computing basic and diluted net loss per
    share(1)...............................................      10,088      1,126        700        622        601
                                                             ----------  ---------  ---------  ---------  ---------
                                                             ----------  ---------  ---------  ---------  ---------
  Pro forma net loss per share(1)..........................  $    (0.70) $   (0.64)
                                                             ----------  ---------
                                                             ----------  ---------
  Shares used in computing pro forma net loss per
    share(1)...............................................      11,898      7,776
                                                             ----------  ---------
                                                             ----------  ---------

------------------------------

(1) Pro forma net loss per share gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the if converted method) from the original date of issuance. See Note 1 of Notes to Financial Statements for a further explanation of the computation of net loss and pro forma net loss per share.

                                                                                   JUNE 30,
                                                           --------------------------------------------------------
                                                              1998        1997        1996       1995       1994
                                                           ----------  ----------  ----------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments......  $   22,966  $   24,269  $    5,253  $     282  $   1,886
  Working capital........................................      20,966      21,629       3,568       (873)       758
  Total assets...........................................      55,901      29,978       9,956      4,969      4,344
  Long-term debt.........................................       2,464       1,487       1,894      1,305        412
  Accumulated deficit....................................     (28,586)    (20,208)    (15,261)    (8,360)    (2,931)
  Total stockholders' equity.............................      50,282      25,223       6,086      2,219      2,436

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION AS WELL AS UNDER "ITEM 1. BUSINESS," INCLUDING "RISK FACTORS".

OVERVIEW

    The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several in vivo, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome, Pfizer and Lilly. In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the Pfizer Agreement, Pfizer continued funding the program through May 31, 1998. Megabios intends to continue to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo Wellcome and Lilly are ongoing.

    In March 1998, the Company acquired patent rights and a technology portfolio in the area of rheumatology via an exclusive license agreement and collaboration with the University of Pittsburgh Medical Center and with key scientists at the University.

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

    The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1998, the Company's accumulated deficit was approximately $28.6 million.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1998, 1997 AND 1996

REVENUES

    The Company's collaborative research and development revenue totaled approximately $8.1 million, $5.8 million, and $1.9 million for the years ended June 30, 1998, 1997 and 1996, respectively. The 1998 revenue was attributable to amounts earned for research and development performed under the Company's corporate partnerships with Pfizer and Lilly, totalling approximately $4.0 million and $4.0 million, respectively. The 1997 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate partnerships with Glaxo Wellcome, Pfizer and Lilly totalling approximately $2.0 million, $3.4 million and $270,000, respectively. The 1996 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate partnerships with Glaxo Wellcome and Pfizer of approximately $1.6 million and $265,000, respectively. No revenue from milestones or royalties from product sales have been earned under any corporate partnership to date.

EXPENSES

    Research and development expenses increased to $15.1 million for the year ended June 30, 1998 from $8.6 million in 1997 and $6.5 million in 1996. The increases in each year were primarily attributable to increased headcount expenses, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's research and development activities. In addition, in March 1998, the Company purchased patent rights and an exclusive license to certain technology from the University of Pittsburgh. In partial consideration for this exclusive license, the Company issued 117,555 shares of its common stock to the University of Pittsburgh. The value of the common stock issued in the transaction was $1.5 million, which was expensed to research and development during the period. The Company expensed the value of this common stock as the technology was not complete at the date of acquisition. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

    General and administrative expenses increased to $3.6 million for the year ended June 30, 1998 from $2.4 million in 1997 and $2.2 million in 1996. The increase in 1998 compared to 1997 was primarily attributable to increased administrative headcount and costs associated with being a newly public company. The increase in 1997 compared to 1996 was primarily attributable to increased headcount and expenses associated with increased business development activities. The Company expects general and administrative expenses to increase due to business development activities and to expenses incurred as a publicly traded company.

INTEREST INCOME(EXPENSE), NET

    Interest income(expense), net increased to $2.2 million in 1998 compared with $0.3 million in 1997 and ($0.1) million in 1996. The increase in interest income(expense), net in 1998 compared to 1997 resulted primarily from the increase in average cash and investment balances as a result of $31.4 million in net proceeds from the Company's initial public offering in September 1997 partially offset by higher outstanding balances on an equipment financing line of credit. The increase in interest income(expense), net in 1997 compared to 1996 resulted from the increase in average cash and investment balances as a result of sales of equity securities of the Company partially offset by a bank term loan acquired in 1997 and higher outstanding balances on an equipment financing line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had $48.4 million in cash, cash equivalents and investments compared to $24.3 million at June 30, 1997.

    Net cash used in the Company's operations was $5.6 million in 1998, $3.0 million in 1997, and $5.5 million in 1996. This cash was used primarily to fund increasing levels of research and development and the general and administrative activities. The Company's capital expenditures were $2.7 million in 1998, $1.7 million in 1997 and $1.1 million in 1996.

    In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. The remaining $7.0 million is available to the Company through December 31, 1998.

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

    In May 1996, the Company entered into an equipment financing agreement for up to $2.7 million. As of June 30, 1998, the Company had borrowed approximately $2.7 million under this agreement for equipment purchases structured as loans. These loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% per annum.

    In June 1995, the Company obtained a $1.5 million line of credit from a commercial bank. In August 1995, the Company converted this line of credit into a $1.5 million term loan bearing interest at the prime rate plus 2%. The loan is payable in 36 equal monthly installments beginning August 31, 1995.

    In December 1993, the Company entered into a financing agreement for up to $2.3 million with a financing company. As of June 30, 1998, the Company had borrowed $1.9 million under the agreement for equipment purchases and tenant improvements structured as loans. These loans are being repaid over 42 months at interest rates ranging from 13.8% to 16.2% per annum

    The Company anticipates that its cash and cash equivalents, committed funding from existing corporate partnerships, lines of credit and projected interest income, will enable the Company to maintain its current and planned operations through fiscal 2000. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance, however, that any such agreements may be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financing may be required to fund its operations. There can be no assurance that additional financing to meet the Company's funding requirements will be available on acceptable terms or at all.

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

IMPACT OF THE YEAR 2000

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

    The Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. A program is currently underway to evaluate new or upgrade existing financial and accounting software, network server and desktop applications which will be replaced with applications that are Year 2000 compliant. This program is targeted for completion by the calendar fourth quarter of 1999. The Company believes that, with upgrades of existing software and/or conversions to new software, the year 2000 issue will not pose significant operational problems for its business activities.

    The Company anticipates that its costs associated with the upgrades and/or conversion of computer software relating to the year 2000 issue is less than $100,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

    The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. Contingency plans are to be installed to utilize vendors whose systems are Year 2000 compliant in the even that the Company's primary vendors fail to adequately address their Year 2000 issues. However, there can be no assurance that the systems of other companies with which the Company transacts business will be converted on a timely basis and will not have an adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

    The Company's Financial Statements and notes thereto appear on pages 30 to 47 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("the Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Certain Relalationships and Related Transactions".

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (A) (1)  INDEX TO FINANCIAL STATEMENTS

    The Financial Statements required by this item are submitted in a separate section beginning on page 30 of this Report.

       Report of Ernst & Young LLP, Independent Auditors
       Balance Sheets
       Statements of Operations
       Statement of Stockholders' Equity
       Statements of Cash Flows
       Notes to Financial Statements

        (3)  EXHIBITS

EXHIBIT NO.                                                EXHIBIT NAME
-------------  -----------------------------------------------------------------------------------------------------

       99.1    Promissory Note for $8,000,000 from Megabios Corp to Imperial Bank dated May 13, 1998

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the
City of Burlingame, County of San Mateo, State of California, on the   day of
September, 1998.

                                MEGABIOS CORP.

                                By:          /s/ BENJAMIN F. MCGRAW III
                                     -----------------------------------------
                                               Benjamin F. McGraw III
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ BENJAMIN F. MCGRAW III      Directors, President and
------------------------------    Chief Executive Officer   September 24, 1998
    Benjamin F. McGraw III        (Principal Executive
                                  Officer)

                                Vice President Finance and
     /s/ BENNET WEINTRAUB         Chief Financial Officer
------------------------------    (Principal Accounting     September 24, 1998
       Bennet Weintraub           Officer)

    /s/ FRANK J. CAUFIELD
------------------------------  Director                    September 24, 1998
      Frank J. Caufield

    /s/ PATRICK G. ENRIGHT
------------------------------  Director                    September 24, 1998
      Patrick G. Enright

    /s/ A. GRANT HEIDRICH
------------------------------  Director                    September 24, 1998
      A. Grant Heidrich

 /s/ RUSSELL C. HIRSCH, M.D.,
            PH.D.
------------------------------  Director                    September 24, 1998
Russell C. Hirsch, M.D., Ph.D.

 /s/ RAJU KUCHERLAPATI, PH.D.
------------------------------  Director                    September 24, 1998
   Raju Kucherlapati, Ph.D.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Megabios Corp.

    We have audited the accompanying balance sheets of Megabios Corp. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Megabios Corp. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
Palo Alto, California
July 31, 1998

                                 MEGABIOS CORP.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                JUNE 30,
                                                                                         ----------------------
                                                                                            1998        1997
                                                                                         ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents............................................................  $   15,172  $    9,044
  Short-term investments...............................................................       7,794      15,225
  Other receivables....................................................................         616         238
  Prepaid expenses and other current assets............................................         539         390
                                                                                         ----------  ----------
      Total current assets.............................................................      24,121      24,897
Property and equipment, net............................................................       6,151       4,733
Long-term investments..................................................................      25,460      --
Other receivables......................................................................         130          27
Deposits and other assets..............................................................          39         321
                                                                                         ----------  ----------
                                                                                         $   55,901  $   29,978
                                                                                         ----------  ----------
                                                                                         ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $      898  $      694
  Accrued compensation.................................................................         595         170
  Accrued construction-in-progress.....................................................         589         249
  Other accrued liabilities............................................................          56          35
  Deferred revenue.....................................................................      --             887
  Current portion of long-term debt....................................................       1,017       1,233
                                                                                         ----------  ----------
      Total current liabilities........................................................       3,155       3,268
Long-term debt.........................................................................       2,464       1,487
Commitments
Stockholders' equity:
  Preferred stock, no par value, issuable in series; 10,000,000 shares authorized; none and 8,420,720 convertible shares issued and outstanding at June 30, 1998 and 1997,
    respectively.......................................................................      --          44,700
  Common stock, $.001 par value, 30,000,000 shares authorized; 12,880,978 and 1,567,727
    shares issued and outstanding at June 30, 1998 and 1997, respectively..............          13       1,410
  Additional paid-in capital...........................................................      79,838      --
  Deferred compensation, net of amortization...........................................        (976)       (679)
  Net unrealized loss on available-for-sale securities.................................          (7)     --
  Accumulated deficit..................................................................     (28,586)    (20,208)
                                                                                         ----------  ----------
      Total stockholders' equity.......................................................      50,282      25,223
                                                                                         ----------  ----------
                                                                                         $   55,901  $   29,978
                                                                                         ----------  ----------
                                                                                         ----------  ----------

                            See accompanying notes.

                                 MEGABIOS CORP.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         YEAR ENDED JUNE 30,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Collaborative research and development revenue...................................  $   8,083  $   5,793  $   1,890
Operating expenses:
  Research and development.......................................................     15,111      8,598      6,487
  General and administrative.....................................................      3,561      2,417      2,169
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     18,672     11,015      8,656
                                                                                   ---------  ---------  ---------
Loss from operations.............................................................    (10,589)    (5,222)    (6,766)

Interest income..................................................................      2,651        656        230
Interest expense and other.......................................................       (440)      (381)      (365)
                                                                                   ---------  ---------  ---------
Net loss.........................................................................  $  (8,378) $  (4,947) $  (6,901)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic and diluted net loss per share.............................................  $   (0.83) $   (4.40) $   (9.86)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Shares used in computing net loss per share......................................     10,088      1,126        700
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                            See accompanying notes.

                                 MEGABIOS CORP.

                       STATEMENT OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                     NET
                                      PREFERRED STOCK          COMMON STOCK       ADDITIONAL                     UNREALIZED
                                    --------------------  ----------------------    PAID-IN       DEFERRED         LOSS ON
                                     SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL     COMPENSATION     SECURITIES
                                    ---------  ---------  ---------  -----------  -----------  ---------------  -------------
Balance at June 30, 1995..........  3,441,501  $  10,342    682,105   $     237    $  --          $  --           $  --
Issuance of Series C convertible
  preferred stock, net of issuance
  costs of $36....................  1,827,871      7,063     --          --           --             --              --
Issuance of Series D convertible
  preferred stock.................    484,697      3,500     --          --           --             --              --
Exercise of stock options.........     --         --        693,543         208       --             --              --
Repurchase of common stock from
  employee........................     --         --         (7,500)         (3)      --             --              --
Net loss..........................     --         --         --          --           --             --              --
                                    ---------  ---------  ---------  -----------  -----------         -----           -----
Balance at June 30, 1996..........  5,754,069     20,905  1,368,148         442       --             --              --
Issuance of Series E convertible
  preferred stock, net of issuance
  costs of $15....................  1,333,325      9,985     --          --           --             --              --
Issuance of Series F convertible
  preferred stock, net of issuance
  costs of $11....................  1,333,326     13,989     --          --           --             --              --
Issuance of common stock in lieu
  of cash payment of Series E and
  F stock offering commissions....     --           (179)   119,046         179       --             --              --
Exercise of stock options.........     --         --        116,517          56       --             --              --
Repurchase of common stock from
  employees.......................     --         --        (35,984)        (17)      --             --              --
Deferred compensation related to
  grant of certain stock options,
  net of amortization.............     --         --         --             750       --               (750)         --
Amortization of deferred
  compensation....................     --         --         --          --           --                 71          --
Net loss..........................     --         --         --          --           --             --              --
                                    ---------  ---------  ---------  -----------  -----------         -----           -----
Balance at June 30, 1997..........  8,420,720     44,700  1,567,727       1,410       --               (679)         --
Reincorporation in Delaware with
  par value.......................     --         --         --          (1,408)       1,408         --              --
Issuance of common stock in
  initial public offering,
  September 1997 ($12 per share),
  net of offering costs of
  $3,124..........................     --         --      2,875,000           3       31,373         --              --
Conversion of convertible
  preferred stock into common
  stock...........................  (8,420,720)   (44,700) 8,154,779          8       44,692         --              --
Issuance of common stock for
  technology license..............     --         --        117,555      --            1,500         --              --
Exercise of stock options and
  warrants........................     --         --        184,346      --              237         --              --
Repurchase of common stock from
  employees.......................     --         --        (18,429)     --               (8)        --              --
Deferred compensation related to
  grant of certain stock options,
  net of amortization.............     --         --         --          --              636           (636)         --
Amortization of deferred
  compensation....................     --         --         --          --           --                339          --
Net unrealized loss on
  available-for-sale securities...     --         --         --          --           --             --                  (7)
Net loss..........................     --         --         --          --           --             --              --
                                    ---------  ---------  ---------  -----------  -----------         -----           -----
Balance at June 30, 1998..........     --         --      12,880,978  $      13    $  79,838      $    (976)      $      (7)
                                    ---------  ---------  ---------  -----------  -----------         -----           -----
                                    ---------  ---------  ---------  -----------  -----------         -----           -----


                                                      TOTAL
                                    ACCUMULATED   STOCKHOLDERS'
                                      DEFICIT        EQUITY
                                    ------------  -------------
Balance at June 30, 1995..........   $   (8,360)    $   2,219
Issuance of Series C convertible
  preferred stock, net of issuance
  costs of $36....................       --             7,063
Issuance of Series D convertible
  preferred stock.................       --             3,500
Exercise of stock options.........       --               208
Repurchase of common stock from
  employee........................       --                (3)
Net loss..........................       (6,901)       (6,901)
                                    ------------  -------------
Balance at June 30, 1996..........      (15,261)        6,086
Issuance of Series E convertible
  preferred stock, net of issuance
  costs of $15....................       --             9,985
Issuance of Series F convertible
  preferred stock, net of issuance
  costs of $11....................       --            13,989
Issuance of common stock in lieu
  of cash payment of Series E and
  F stock offering commissions....       --            --
Exercise of stock options.........       --                56
Repurchase of common stock from
  employees.......................       --               (17)
Deferred compensation related to
  grant of certain stock options,
  net of amortization.............       --            --
Amortization of deferred
  compensation....................       --                71
Net loss..........................       (4,947)       (4,947)
                                    ------------  -------------
Balance at June 30, 1997..........      (20,208)       25,223
Reincorporation in Delaware with
  par value.......................       --            --
Issuance of common stock in
  initial public offering,
  September 1997 ($12 per share),
  net of offering costs of
  $3,124..........................       --            31,376
Conversion of convertible
  preferred stock into common
  stock...........................       --            --
Issuance of common stock for
  technology license..............       --             1,500
Exercise of stock options and
  warrants........................       --               237
Repurchase of common stock from
  employees.......................       --                (8)
Deferred compensation related to
  grant of certain stock options,
  net of amortization.............       --            --
Amortization of deferred
  compensation....................       --               339
Net unrealized loss on
  available-for-sale securities...       --                (7)
Net loss..........................       (8,378)       (8,378)
                                    ------------  -------------
Balance at June 30, 1998..........   $  (28,586)    $  50,282
                                    ------------  -------------
                                    ------------  -------------

                            See accompanying notes.

                                 MEGABIOS CORP.

                            STATEMENTS OF CASH FLOWS

              INCREASE IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                        YEAR ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Cash flows from operating activities
  Net loss.....................................................................  $   (8,378) $   (4,947) $  (6,901)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation and amortization..............................................       2,044       1,294      1,101
    Amortization of deferred compensation......................................         339          71     --
    Purchase of in-process research and development............................       1,500      --         --
    Changes in operating assets and liabilities:
      Other receivables........................................................        (481)       (214)        93
      Prepaid expenses and other assets........................................        (149)       (115)       (87)
      Deferred revenue.........................................................        (887)        356        281
      Accounts payable.........................................................         204         546        (33)
      Accrued liabilities......................................................         197         (23)        95
                                                                                 ----------  ----------  ---------
        Net cash used in operating activities..................................      (5,611)     (3,032)    (5,451)
                                                                                 ----------  ----------  ---------
Cash flows from investing activities
  Purchase of property and equipment...........................................      (2,719)     (1,687)    (1,111)
  Deposits and other assets....................................................         282         (35)       (12)
  Purchases of available-for-sale investments..................................     (41,890)    (15,725)    --
  Maturities of available-for-sale investments.................................      23,700         500     --
                                                                                 ----------  ----------  ---------
        Net cash used in investing activities..................................     (20,627)    (16,947)    (1,123)
                                                                                 ----------  ----------  ---------
Cash flows from financing activities
  Proceeds from issuance of long-term debt.....................................       2,128         894      1,683
  Payments on long-term debt...................................................      (1,367)     (1,137)      (906)
  Proceeds from issuance of convertible preferred stock, net of issuance
    costs......................................................................      --          23,974     10,563
  Proceeds from issuance of common stock, net of repurchases...................      31,605          39        205
                                                                                 ----------  ----------  ---------
        Net cash provided by financing activities..............................      32,366      23,770     11,545
                                                                                 ----------  ----------  ---------
Net increase in cash and cash equivalents......................................       6,128       3,791      4,971
Cash and cash equivalents, beginning of year...................................       9,044       5,253        282
                                                                                 ----------  ----------  ---------
Cash and cash equivalents, end of year.........................................  $   15,172  $    9,044  $   5,253
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid..................................................................  $      423  $      381  $     357
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Schedule of noncash transactions
  Construction-in-progress included in accrued liabilities.....................  $      589  $      249  $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
  Net exercise of warrants to purchase 14,629 shares of common stock...........  $       84  $   --      $  --
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                            See accompanying notes.

                                 MEGABIOS CORP.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION

    Megabios Corp. ("Megabios" or the "Company") develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several IN VIVO, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into collaborative research and development agreements or "corporate partnerships" with pharmaceutical and biotechnology companies.

    In September 1997, the Company completed its initial public offering and reincorporation in the State of Delaware. The Company may require additional financial resources to complete development and commercialization of its products. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements and debt financing. Prior to product commercialization, if the financing arrangements contemplated by management are not consummated, the Company may have to seek other sources of capital or re-evaluate its operating plans.

    REVENUE RECOGNITION

    Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. The Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceeds the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals. No milestone payments have been earned or recognized to date.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses.

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents consist of highly liquid investments with maturities from date of purchase of 90 days or less. Short-term investments consist of investments with original maturities greater than three months, but less than one year, while long-term investments have maturities greater than one year.

    The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, the Company has classified its cash equivalents and

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as a separate component of stockholders' equity until realized.

    At June 30, 1997, all investments were classified as held-to-maturity. However, in fiscal year 1998, the Company reassessed its investment portfolio and determined it is more appropriate to classify all investments as available-for-sale. The difference between the amortized cost and the estimated fair value of the investments on the date of the redesignation was immaterial.

    DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally five years). Leasehold improvements are amortized over the shorter of five years or the estimated useful life of the assets.

    LONG-LIVED ASSETS

    The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). In accordance with SFAS 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of machinery and equipment and leasehold improvements.

    STOCK-BASED COMPENSATION

    The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for option grants to employees under its employee stock option plan and to adopt the pro forma disclosure alternative as described in SFAS 123 (see Note 9). Option grants to all others are accounted for using the fair value method prescribed by SFAS 123.

    COMPREHENSIVE INCOME

    In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for the Company's fiscal year 1999. The Company believes that adoption of SFAS 130 will not have a material impact on the Company's financial statements.

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    NET LOSS PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," ("SFAS 128") and Securities and Exchange Commission Staff Accounting Bulletin No.98 ("SAB 98"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive, for all periods presented. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive. SAB 98 eliminates the inclusion in the calculation of net loss per share of common and common equivalent shares (stock options, warrants, convertible notes and preferred stock) issued during the 12 month period prior to an initial public offering at prices below the initial public offering price as if they were outstanding for all periods presented. All loss per share amounts for all periods presented have been presented and, where appropriate, restated to conform to SFAS 128 and SAB 98.

    The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 220,455 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years; and options to purchase approximately 808,100 shares of common stock at a weighted average price of $5.72 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

    For comparison purposes, the pro forma net loss per share amounts have been presented for fiscal year 1998 and 1997 in the reconciliation below. Pro forma net loss per share has been computed as described above and also gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the if converted method) from the original date of issuance.

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                                          YEAR ENDED JUNE 30,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS,
                                                                                        EXCEPT PER SHARE DATA)
Net loss..........................................................................  $  (8,378) $  (4,947) $  (6,901)
BASIC AND DILUTED
Weighted average shares of common stock outstanding used in computing net loss per
  share...........................................................................     10,088      1,126        700
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
Basic and diluted net loss per share..............................................  $   (0.83) $   (4.40) $   (9.86)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------
PRO FORMA
Shares used in computing net loss per share.......................................     10,088      1,126
Adjusted to reflect the effect of the assumed conversion of preferred stock from
  the date of issuance............................................................      1,810      6,650
                                                                                    ---------  ---------
Shares used in computing pro forma net loss per share.............................     11,898      7,776
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Pro forma net loss per share......................................................  $   (0.70) $   (0.64)
                                                                                    ---------  ---------
                                                                                    ---------  ---------

2. INVESTMENTS

    Investments consist of the following (in thousands):

                                                                               AMORTIZED    UNREALIZED    ESTIMATED
                                                                                  COST      GAIN/(LOSS)   FAIR VALUE
                                                                               ----------  -------------  ----------
JUNE 30, 1998
Money market funds...........................................................  $   15,509    $  --        $   15,509
Corporate debt securities....................................................       7,766           28         7,794
                                                                               ----------        -----    ----------
    Total....................................................................      23,275           28        23,303
Less amounts classified as cash equivalents..................................     (15,509)      --           (15,509)
                                                                               ----------        -----    ----------
Total short-term investments.................................................       7,766           28    $    7,794
                                                                               ----------        -----    ----------
Long-term investments (corporate debt securities)............................      25,495          (35)       25,460
                                                                               ----------        -----    ----------
Total investments............................................................  $   33,261    $      (7)   $   33,254
                                                                               ----------        -----    ----------
                                                                               ----------        -----    ----------
JUNE 30, 1997
Money market funds...........................................................  $    8,041    $  --        $    8,041
Corporate debt securities....................................................      15,225           (8)       15,217
                                                                               ----------        -----    ----------
    Total....................................................................      23,266           (8)       23,258
Less amounts classified as cash equivalents..................................      (8,041)      --            (8,041)
                                                                               ----------        -----    ----------
Total short-term investments.................................................  $   15,225    $      (8)   $   15,217
                                                                               ----------        -----    ----------
                                                                               ----------        -----    ----------

    Unrealized gains were not material and have therefore been netted against unrealized losses.

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

2. INVESTMENTS (CONTINUED)
    At June 30, 1998, the contractual maturities of short-term investments were all due in one year or less, while all long-term investments have contractual maturities of one to two years.

3. COLLABORATIVE AGREEMENTS

    ELI LILLY AND COMPANY

    In May 1997, the Company entered into a two-year collaborative research agreement with Eli Lilly and Company ("Lilly") to develop gene-based therapeutics using BRCA1, a gene that has been identified as a putative tumor suppressor. The agreement provides for research and development funding as well as funding to support manufacturing and process development efforts. If Lilly and the Company agree on an appropriate level of research and development efforts, funding may be extended for up to an additional two years. However, after 21 months from the commencement date of the collaborative research agreement, Lilly can, at its options, cancel the collaborative research agreement upon three-months advance notice to the Company. The agreement provides for certain royalty and milestone payments to the Company upon the occurrence of specified events as set forth in the agreement. Lilly will be responsible for clinical development and regulatory functions, as well as large-scale clinical and commercial manufacturing and sales and marketing. Revenue recognized under the collaborative research agreement with Lilly was $4,041,000 (50% of total revenues) and $270,000 (5% of total revenues) for the years ended June 30, 1998 and 1997, respectively.

    In June 1997, in connection with the Lilly agreement, Lilly purchased 285,714 shares of the Company's Series F convertible preferred stock at $10.50 per share.

    PFIZER INC

    In May 1996, the Company entered into a four-year collaborative research agreement, as well as a license and royalty agreement, with Pfizer Inc ("Pfizer") to develop a gene-based therapeutic for the treatment of solid tumors via angiogenesis inhibition. Under the terms of the collaborative research agreement, the Company conducted research and preclinical development activities. In December 1997, Pfizer exercised the option as stated in the agreement to discontinue its research and development program. Under the terms of the agreement, Pfizer continued funding the program through May 31, 1998. Megabios intends to continue to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. Revenue recognized under the collaborative research agreement with Pfizer was $4,042,000 (50% of total revenues), $3,352,000 (58% of total revenues) and $265,000 (14% of total revenues) for the years ended June 30, 1998, 1997 and 1996, respectively.

    In May 1996, in connection with the above agreements, Pfizer purchased 484,697 shares of the Company's Series D convertible preferred stock at $7.22 per share.

GLAXO WELLCOME PLC

    In April 1994, the Company entered into a five-year collaborative agreement with Glaxo Wellcome plc ("Glaxo Wellcome") to develop a gene-based therapeutic for the treatment of cystic fibrosis. In May 1996, the agreement was amended such that the research and development portion of the agreement expired as of April 1, 1997. The agreement provided for quarterly nonrefundable research and development fees. The Company has completed all of its obligations under the Glaxo Wellcome agreement and will receive future

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

3. COLLABORATIVE AGREEMENTS (CONTINUED)
payments, if any, only through the achievement of a certain clinical milestone and the payment of royalties. Revenue for research and development was recorded as earned in accordance with the agreement. For the years ended June 30, 1997 and 1996, respectively, revenue recognized under agreement with Glaxo Wellcome was $1,971,000 (34% of total revenues), and $1,625,000 (86% of total revenues). No revenue was recognized under the agreement for the fiscal year ended June 30, 1998.

4. LICENSE AND RESEARCH AGREEMENTS

    The Company has entered into several research agreements with universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $1,077,000, $865,000, and $1,100,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

    In March of 1998 the Company entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which the Company obtained an exclusive license to certain patent rights held by UPMC in the field of viral and non-viral gene-based therapy for rheumatology. Of these patent rights, one patent has issued in the United States and related applications are pending in the U.S. and worldwide. Under the terms of the license and collaboration agreement the Company issued 117,555 shares of common stock in payment for the exclusive license to these patent rights. The value of the common stock issued in the transaction was $1.5 million, which was expensed to research and development during the period. The Company expensed the value of this common stock as the technology was not complete at the date of acquisition. Under the terms of the license agreement, the Company is not obligated to pay additional royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but is required to share revenue with UPMC at a specified rate upon sub-license of rights in the field of viral gene therapy. Megabios is obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that the Company fails to commit resources to the development of products in the field of rheumatology. In addition, the license and collaboration agreement with UPMC established exclusive collaborations between the Company and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration will be included in the exclusive license to the Company described above at no additional cost to the Company.

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

5. ROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Machinery and equipment..................................................  $   4,417  $   3,239
Furniture and fixtures...................................................        836        481
Leasehold improvements...................................................      5,121      3,235
Construction-in-progress.................................................        818        954
                                                                           ---------  ---------
                                                                              11,192      7,909
Less accumulated depreciation............................................     (5,041)    (3,176)
                                                                           ---------  ---------
Property and equipment, net..............................................  $   6,151  $   4,733
                                                                           ---------  ---------
                                                                           ---------  ---------

6. LONG-TERM DEBT

    OPERATING LINES OF CREDIT

    In June 1998, the Company established a line of credit for $8,000,000 with a commercial bank. As of June 30, 1998, the Company had drawn $1,016,000 under the line of credit. In accordance with the terms of the agreement, the entire balance was converted into a term loan bearing interest at prime plus 1/2% (9% at June 30, 1998) due in 42 equal monthly installments. Additional draws under the credit line will be converted into a term loan on December 31, 1998. The loan is secured by all tangible personal property, accounts receivable and funds on deposit, other than the assets securing the equipment financing. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit.

    In 1995, the Company established a line of credit for $1,500,000 with a commercial bank which was fully utilized by August 1995, and, in accordance with the terms of the agreement, the Company elected to convert the entire balance to a term loan bearing interest at prime plus 2% due in 36 equal monthly installments. The loan is secured by all tangible personal property, accounts receivable and funds on deposit, other than the assets securing the equipment financing. As a condition of the term loan, the Company must maintain a minimum net worth of $3,000,000 and is prohibited from paying dividends. In conjunction with this financing arrangement, the Company issued the bank a warrant to purchase 24,140 shares of the Company's common stock at $3.88 per share (see
Note 9).

    The carrying amounts of these obligations approximate their fair value determined using a discounted cash flow model and the Company's current incremental borrowing rate.

    EQUIPMENT FINANCING

    In May 1996, the Company entered into an equipment financing agreement for up to $2,700,000 with a financing company. As of June 30, 1998 and 1997, the Company had financed $2,700,000 and $1,587,000, respectively, in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

6. LONG-TERM DEBT (CONTINUED)
equipment. In conjunction with this equipment financing agreement, the Company issued a warrant to purchase 38,238 shares of common stock at $3.88 per share (see Note 9).

    In December 1993, the Company entered into an equipment financing agreement for up to $2,300,000 with a financing company. As of June 30, 1998 and 1997, the Company had financed $1,922,000 in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 42 months at interest rates ranging from 13.8% to 16.2% and are secured by the related equipment. In conjunction with the original agreement, the Company issued the financing company a warrant to purchase 21,630 shares of Company's common stock at $3.88 per share (see Note 9).

    Following is a schedule of future minimum principal payments under the term loans and equipment financing arrangements at June 30, 1998 (in thousands):

Year ended June 30,
  1999..............................................................  $   1,017
  2000..............................................................      1,084
  2001..............................................................        935
  2002..............................................................        445
                                                                      ---------
                                                                      $   3,481
                                                                      ---------
                                                                      ---------

7. FACILITY LEASE

    The Company leases its facilities under two operating leases. These leases expire in November 2004 and October 2007 with renewal options at the end of the initial terms of the leases. Minimal annual rental commitments under the operating leases at June 30, 1998 are as follows (in thousands):

Year ended June 30,
  1999..............................................................  $     512
  2000..............................................................        527
  2001..............................................................        540
  2002..............................................................        544
  2003..............................................................        567
  Thereafter........................................................      1,547
                                                                      ---------
                                                                      $   4,237
                                                                      ---------
                                                                      ---------

    Rent expense for the years ended June 30, 1998, 1997 and 1996 was approximately $526,000, $295,000, and $273,000, respectively.

8. RELATED PARTY TRANSACTIONS

    The Company has issued loans to certain employees, of which $130,000 was outstanding at June 30, 1998 and $27,500 as of June 30, 1997. The loan outstanding as of June 30, 1998 bears an interest rate of 5.68%. The loan is due and payable on the fifth anniversary of the date of the loan. Accrued interest is

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

8. RELATED PARTY TRANSACTIONS (CONTINUED) foregiven annually and recorded as income to the employee. The loan amount outstanding as of June 30, 1997 has been repaid. Both loans were classified as other receivables on the balance sheet.

9. STOCKHOLDERS' EQUITY

    INITIAL PUBLIC OFFERING

    On September 15, 1997, the Company completed its initial public offering of 2,500,000 shares of common stock at $12.00 per share. In addition, on September 29, 1997, the Company's underwriters exercised their over-allotment option and purchased an additional 375,000 shares of the Company's common stock at $12.00 per share. The combined net proceeds raised from the offering was approximately $31.4 million. Upon the completion of the initial public offering, all of the Series A, B, C, D, E and F preferred stock outstanding were converted into 8,154,779 shares of common stock. Also, upon the completion of the offering, the Company's Certificate of Incorporation was amended to authorize 10,000,000 shares of preferred stock, none of which are issued or outstanding and 30,000,000 of common stock.

    WARRANTS

    In connection with the equipment financing agreement entered into in December 1993, the Company issued a warrant to purchase 21,630 shares of common stock at an exercise price of $3.88 per share. In September 1997, the Company issued 14,629 shares of its common stock upon the exercise of the warrant, in accordance with the terms stated in the warrant agreement.

    The Company issued a warrant to purchase 28,969 shares of common stock at $3.88 per share to the commercial bank providing a line of credit to the Company. In accordance with the terms of the warrant, the number of shares subject to the warrant was reduced from 28,969 to 24,140 in July 1995. The warrant provided for a reduction in the number of shares upon securing a commitment of at least $7,000,000 in sales of Series C preferred stock. The warrant is exercisable immediately and expires at the earlier of June 1, 2000, or in the event of a merger or sale of substantially all of the assets of the Company.

    In connection with the equipment financing agreement in May 1996, the Company issued a warrant to purchase 38,238 shares of common stock at $3.88 per share. The warrant is exercisable immediately and expires at the earlier of ten years from the date of issuance or five years after the Company's initial public offering.

    The value ascribed to warrants issued by the Company as noted above, both individually and in the aggregate, was immaterial.

    1997 STOCK PURCHASE PLAN

    In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 200,000 shares of common stock. The Purchase Plan was approved by shareholders in September 1997. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

9. STOCKHOLDERS' EQUITY (CONTINUED)
value of the common stock on the commencement date of each offering period or the specified purchase date. At June 30, 1998, no shares had been issued under the Purchase Plan.

    EQUITY INCENTIVE PLAN

    In July 1997, the Board of Directors amended and restated the 1993 Stock Option Plan, renamed it as the 1997 Equity Incentive Plan (the "Incentive Plan") and reserved 2,100,000 shares of the Company's common stock for issuance under the Incentive Plan. The Incentive Plan was approved by shareholders in September 1997. The Incentive Plan provides for grants to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months.

    Activity under all option plans was as follows:

                                                     OUTSTANDING STOCK OPTIONS
                                          SHARES    ---------------------------     WEIGHTED-
                                        AVAILABLE    NUMBER OF       PRICE           AVERAGE
                                        FOR GRANT     SHARES       PER SHARE     EXERCISE PRICE
                                        ----------  -----------  --------------  ---------------
Balance at June 30, 1995..............     141,682     556,814     $0.30            $    0.30
  Additional authorization............     320,000      --             --              --
  Options granted.....................    (387,329)    387,329     $0.30            $    0.30
  Options exercised...................      --        (693,543)    $0.30            $    0.30
  Options canceled....................      16,582     (16,582)    $0.30            $    0.30
  Shares repurchased..................       7,500      --         $0.30            $    0.30
                                        ----------  -----------
Balance at June 30, 1996..............      98,435     234,018     $0.30            $    0.30

  Additional authorization............     353,333      --             --              --
  Options granted.....................    (388,680)    388,680     $1.50            $    1.50
  Options exercised...................      --        (116,517)    $0.30-$1.50      $    0.45
  Options canceled....................      26,566     (26,566)    $0.30-$1.50      $    0.51
  Shares repurchased..................      32,045      --         $0.30-$1.50      $    0.39
                                        ----------  -----------
Balance at June 30, 1997..............     121,699     479,615     $0.30-$1.50      $    1.22

  Additional authorization............     770,985      --             --              --
  Options granted.....................    (550,722)    550,722     $2.70-$15.50     $    8.15
  Options exercised...................      --        (169,719)    $0.30-$2.88      $    1.28
  Options canceled....................      52,518     (52,518)    $0.30-$15.50     $    4.12
  Shares repurchased..................      18,429      --         $0.30-$1.50      $    0.43
                                        ----------  -----------
Balance at June 30, 1998..............     412,909     808,100     $0.30-$15.50     $    5.72
                                        ----------  -----------
                                        ----------  -----------

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

9. STOCKHOLDERS' EQUITY (CONTINUED)
    The options outstanding and exercisable at June 30, 1998 have been segregated into ranges for additional disclosure as follows:

                   OPTIONS
                 OUTSTANDING
                     AND             WEIGHTED         WEIGHTED
   EXERCISE      EXERCISABLE          AVERAGE          AVERAGE
    PRICE             AT             REMAINING        EXERCISE
  PER SHARE     JUNE 30, 1998    CONTRACTUAL LIFE       PRICE
--------------  --------------  -------------------  -----------
                                    (IN YEARS)
  $0.30               69,562              7.11        $    0.30
  $1.50              220,164              8.62        $    1.50
  $2.70-$2.88         88,624              9.14        $    2.86
  $7.63-$15.50       429,750              9.76        $    9.35
                     -------
                     808,100
                     -------
                     -------

    The weighted average fair value of options granted in fiscal 1998, 1997 and 1996 was $8.15, $0.199 and $0.037 respectively.

    At June 30, 1998, 225,486 shares of common stock at a weighted average price of $0.76 per share were subject to repurchase.

    The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for options granted through the year ended June 30, 1997. Deferred compensation of $750,000 was recorded on these options based on the deemed fair value of the common stock at the dates of grant at prices ranging from $1.50 to $3.75 per share, respectively. In July and August 1997, the Company granted options to purchase a total of 59,949 shares at exercise prices ranging from $2.70 to $2.88 per share. Additional deferred compensation of approximately $636,000 was recorded based on the deemed fair values of common stock ranging from $9.00 to $9.60 per share. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years. Amortization of $339,000 and $71,000 was recorded in 1998 and 1997, respectively.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk free interest rate range of 5.3% to 6.2%, 5.7% to 6.5% and 4.8% to 6.4%, respectively; volatility factors of the expected

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

9. STOCKHOLDERS' EQUITY (CONTINUED)
market price of the Company's common stock of 70%, 0%, and 0%, respectively; no expected dividends; and a weighted-average expected life of the option of 2.5 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and shares issued pursuant to the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                                      YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Net loss-as reported..........................................  $  (8,378) $  (4,947) $  (6,901)
Net loss-pro forma............................................  $  (8,708) $  (4,965) $  (6,903)
Net loss per share-as reported................................  $   (0.83) $   (4.40) $   (9.86)
Net loss per share-pro forma..................................  $   (0.86) $   (4.41) $   (9.86)

    Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, its pro forma effect will not be fully reflected until fiscal 1999.

10. INCOME TAXES

    As of June 30, 1998, the Company had federal net operating loss carryforwards and federal research credit carryforwards of approximately $23,900,000 and $600,000, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2012, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                 MEGABIOS CORP.

                                 JUNE 30, 1998

10. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and liabilities for federal income taxes as of June 30 are as follows (in thousands):

                                                                             1998       1997
                                                                          ----------  ---------
Net operating loss carryforwards........................................  $    8,200  $   5,425
Research and development credits........................................         600        625
Manufacturing and research equipment credit carryforward................         200     --
Capitalized research and development....................................       1,600        724
Depreciation............................................................       1,300        840
Other, net..............................................................        (600)       467
                                                                          ----------  ---------
Net deferred tax assets.................................................      11,300      8,081
Valuation allowance.....................................................     (11,300)    (8,081)
                                                                          ----------  ---------
                                                                          $   --      $  --
                                                                          ----------  ---------
                                                                          ----------  ---------

    The net valuation allowance increased by $3,219,000 and $2,005,000 during the years ended June 30, 1998 and 1997, respectively.

11. SUBSEQUENT EVENTS (UNAUDITED)

    In September, 1998, Megabios and DSM Biologics ("DSM") announced the formation of a broad, strategic partnership focused on the manufacture and supply of DNA plasmids and lipid:DNA complexes to the entire gene therapy industry. Plasmids are circular pieces of DNA that contain a therapeutic gene and instructional elements that regulate the activity of the gene. The manufacturing process can be used to produce any plasmid.

    Under the agreement, Megabios has exclusively licensed its proprietary manufacturing technology to DSM for use in its facility in Montreal, Canada and may be extended to include DSM's facility in Gronigen, The Netherlands. In return, DSM will pay license and milestone fees to Megabios, and DSM and Megabios will share in the profits generated by the sale of material produced using Megabios' process. The term of the exclusive partnership is at least three years, and will continue for as long as the venture is profitable.

    The Megabios - DSM manufacturing method has already been used to produce material for a Phase I/ II trial for cystic fibrosis conducted by Megabios' partner, Glaxo Wellcome, and a Phase I/II study for metastatic melanoma, conducted by Megabios and its academic collaborators at the University of Colorado Health Sciences Center.

    The partnership will create the first manufacturing facility that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. The partnership will use Megabios' proprietary methods for the manufacture of DNA plasmids and complexing that DNA with lipids. This arrangement could provide revenue for Megabios in advance of the launch of commercial gene-based products.