Form 10-K405/A
period 1998-06-30
MEGABIOS CORP
filed 1998-10-14
CIK 932352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10K/A

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-22987

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

(3) EXHIBITS

 EXHIBIT    EXHIBIT
FOOTNOTE    NUMBER                                       DESCRIPTION OF DOCUMENT
---------  ---------  ----------------------------------------------------------------------------------------------
   (1)         3.1    Amended and Restated Certificate of Incorporation of the Registrant
   (1)         3.2    Bylaws of the Registrant
               4.1    Reference is made to Exhibits 3.1 and 3.2
   (1)         4.2    Specimen stock certificate
   (1)         4.3    Amended and Restated Investor Rights Agreement, dated as of May 23, 1997 among the Registrant and the investors named therein
   (1)         4.4    Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995
   (1)         4.5    Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996
   (1)         4.6    Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996
   (1)        10.1    1997 Equity Incentive Plan
   (1)        10.2    Form of Incentive Stock Option Grant
   (1)        10.3    Form of Non-Incentive Stock Option
   (1)        10.4    1997 Employee Stock Purchase Plan
   (1)        10.5    Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers
   (1)        10.6    Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
   (1)        10.7    Letter Agreement between the Registrant and Rodney Pearlman, Ph.D.
              10.8    Letter Agreement between the Registrant and Bennet Weintraub
              10.9    Letter Agreement between the Registrant and John Warner, Ph.D.
   (1)        10.10   Lease Agreement between the Registrant and Provident Life and Accident Insurance Company
                      ("Provident"), dated December 21, 1993
   (1)        10.11   First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident)
   (1)        10.12   Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997
   (1)        10.13   Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995
   (1)        10.14   Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13,
                      1994
   (1)        10.15   Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996
   (1)        10.16*  Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated
                      April 11, 1994, as amended as of May 31, 1996
   (1)        10.17*  Exclusive License Agreement between the Registrant and Regents of the University of
                      California, dated May 9, 1996, as amended May 15, 1997
   (1)        10.18*  Collaborative Research Agreement between the Registrant and Pfizer Inc., dated May 31, 1996
   (1)        10.19*  License and Royalty Agreement between Registrant and Pfizer Inc., dated June 1, 1996
   (1)        10.20*  Research and License Agreement between the Registrant and Eli Lilly and Company, effective May
                      23, 1997

                                      28a

 EXHIBIT    EXHIBIT
FOOTNOTE    NUMBER                                       DESCRIPTION OF DOCUMENT
---------  ---------  ----------------------------------------------------------------------------------------------
               10.21  Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated
                      May 13, 1998
               23.1   Consent of Ernst & Young LLP, Independent Auditors
   (1)         27.1   Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-32593) or amendments thereto and incorporated herein by reference.

* Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

    (b) REPORTS ON FORM 8-K.

    There were no reports on Form 8-K filed by the Registrant during the last quarter of the fiscal year ended June 30, 1998.

                                      28b

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 1998                        MEGABIOS CORP.

                                              By:       /s/ BENJAMIN F. MCGRAW III
                                              --------------------------------------------
                                                           Benjamin F. McGraw III
                                                      PRESIDENT AND CHIEF EXECUTIVE
                                                 OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin F. McGraw III and Bennet Weintraub, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Amended Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ BENJAMIN F. MCGRAW III      Directors, President and
------------------------------    Chief Executive Officer     October 7, 1998
    Benjamin F. McGraw III        (Principal Executive
                                  Officer)

                                Vice President Finance and
     /s/ BENNET WEINTRAUB         Chief Financial Officer
------------------------------    (Principal Accounting       October 7, 1998
       Bennet Weintraub           Officer)

    /s/ FRANK J. CAUFIELD
------------------------------  Director                      October 7, 1998
      Frank J. Caufield

    /s/ PATRICK G. ENRIGHT
------------------------------  Director                      October 7, 1998
      Patrick G. Enright

    /s/ A. GRANT HEIDRICH
------------------------------  Director                      October 7, 1998
      A. Grant Heidrich

 /s/ RUSSELL C. HIRSCH, M.D.,
            PH.D.
------------------------------  Director                      October 7, 1998
Russell C. Hirsch, M.D., Ph.D.

 /s/ RAJU KUCHERLAPATI, PH.D.
------------------------------  Director                      October 7, 1998
   Raju Kucherlapati, Ph.D.