Form 10-Q
period 1998-09-30
MEGABIOS CORP
filed 1998-11-13
CIK 932352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1998.

____  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from             to
                                                      ------------  ------------

                             Commission File Number
                                                    ---------

                                 MEGABIOS CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                  94-3156660
  -------------------------------             --------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

   863A Mitten Rd., Burlingame, CA                         94010
   -------------------------------                      ----------
    (Address of principal offices)                      (Zip Code)

                                  650-697-1900
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    __x__      No ____

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 12,895,158 as of September 30, 1998.

                                 MEGABIOS CORP.

                                     INDEX

PART I:  FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
ITEM 1:         FINANCIAL STATEMENTS
                    Condensed Balance Sheets                                  3
                    Condensed Statements of Operations                        4
                    Condensed Statements of Cash Flows                        5
                    Notes to Condensed Financial Statements                   6

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 9


PART II:  OTHER INFORMATION


ITEM 1:         LEGAL PROCEEDINGS                                            13

ITEM 2:         CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES                              13

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 5:         OTHER INFORMATION                                            13

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K                             15

                    Signatures                                               16

                    Exhibit Index                                            17


PART i       FINANCIAL INFORMATION
ITEM 1       FINANCIAL STATEMENTS


                                 MEGABIOS CORP.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                              SEPTEMBER 30,              JUNE 30,
                                                                  1998                      1998
                                                              -------------              ---------
                                                                 (unaudited)                (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 10,657             $ 15,172
   Short-term investments                                            17,033                7,794
   Other receivables                                                  1,004                  616
   Prepaid expenses and other current assets                            754                  539
                                                                -----------          -----------
     Total current assets                                            29,448               24,121

   Property and equipment, net                                        8,350                6,151
   Long-term investments                                             17,241               25,460
   Other receivables                                                    130                  130
   Deposits and other assets                                             39                   39
                                                               ------------         ------------
                                                                   $ 55,208             $ 55,901
                                                               ------------         ------------
                                                               ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $      564           $      898
   Accrued compensation                                                 573                  595
   Accrued construction-in-progress                                     766                  589
   Other accrued liabilities                                            186                   56
   Current portion of long-term debt                                    805                1,017
                                                                -----------           ----------
     Total current liabilities                                        2,894                3,155

Long-term debt                                                        4,808                2,464
Commitments                                                               -                    -
 Stockholders' equity:
   Common stock                                                          13                   13
   Additional paid-in capital                                        80,041               79,838
   Deferred compensation                                               (899)                (976)
   Accumulated other comprehensive income (loss)                        136                   (7)
   Accumulated deficit                                              (31,785)             (28,586)
                                                               ------------         ------------
     Total stockholders' equity                                      47,506               50,282
                                                               ------------         ------------
                                                                   $ 55,208             $ 55,901
                                                               ------------         ------------
                                                               ------------         ------------

                             See accompanying notes

                                 MEGABIOS CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                     ---------------------------------
                                                                         1998                  1997
                                                                     -----------           -----------
                                                                     (unaudited)           (unaudited)
Collaborative research and development revenue                         $     773              $  2,287

Operating expenses:
   Research and development                                                3,429                 2,758
   General and administrative                                              1,076                   675
                                                                       ---------             ---------
     Total operating expenses                                              4,505                 3,433
                                                                       ---------              --------

Loss from operations                                                      (3,732)               (1,146)
Interest income                                                              679                   398
Interest expense and other                                                  (146)                  (98)
                                                                      ----------            ----------

Net loss                                                                $ (3,199)             $   (846)
                                                                      ----------            ----------
                                                                      ----------            ----------

Basic and diluted net loss per share                                    $  (0.25)             $  (0.29)
                                                                      ----------            ----------
                                                                      ----------            ----------

Shares used in computing basic and diluted net loss per share             12,736                 2,902
                                                                      ----------            ----------
                                                                      ----------            ----------

                             See accompanying notes

                                 MEGABIOS CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                               THREE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                     -----------------------------------
                                                                                          1998                    1997
                                                                                     -----------             ------------
                                                                                     (unaudited)             (unaudited)
Cash flows from operating activities
   Net loss                                                                            $  (3,199)             $     (846)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization                                                           584                     425
     Amortization of deferred compensation                                                    78                      73
     Changes in operating assets and liabilities:
       Other receivables                                                                    (388)                   (155)
       Prepaid expenses and other                                                           (215)                   (116)
       Deferred revenue                                                                       --                    (186)
       Accounts payable                                                                     (334)                   (607)
       Accrued liabilities                                                                   108                     105
                                                                                      ----------              ----------
         Net cash used in operating activities                                            (3,366)                 (1,307)
                                                                                      ----------              ----------

Cash flows from investing activities
   Purchase of property and equipment                                                     (2,544)                 (1,163)
   Deposits and other assets                                                                  --                      (2)
   Purchase of available-for-sale investments                                             (2,010)                 (4,073)
   Maturities of available-for-sale investments                                            1,070                   5,500
                                                                                       ---------               ---------
         Net cash provided by (used in) investing activities                              (3,484)                    262
                                                                                       ---------               ---------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                2,502                     872
   Payments on long-term debt                                                               (370)                   (334)
   Proceeds from issuance of common stock, net of repurchases                                203                  31,770
                                                                                       ---------                --------
         Net cash provided by financing activities                                         2,335                  32,308
                                                                                       ---------                --------

Net increase (decrease) in cash and cash equivalents                                      (4,515)                 31,263
Cash and cash equivalents, beginning of period                                            15,172                   9,044
                                                                                       ---------              ----------
Cash and cash equivalents, end of period                                                $ 10,657                $ 40,307
                                                                                       ---------              ----------
                                                                                       ---------              ----------

Supplemental disclosure of cash flow information:
   Interest paid                                                                        $    143                $    98

Schedule of non-cash transactions:
   Construction in progress included in accrued liabilities                             $    177                $     -


                             See accompanying notes

                                 MEGABIOS CORP.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and have been prepared by Megabios Corp. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1997. The balance sheet at June 30, 1998 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 1999. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.     REVENUE RECOGNITION

Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. The Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals. No milestone payments have been earned or recognized to date.

3.     NET LOSS PER SHARE

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share excludes any dilutive effects of options.

                                MEGABIOS CORP.

Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 136,418 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years, and options to purchase approximately 1,068,408 shares of common stock at a weighted average price of $5.93 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

         A reconciliation of shares used in the calculation of basic and diluted and pro forma net loss per share follows:


                                                                                          THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                             ----------------------------------------
                                                                                       1998                      1997
                                                                                       ----                      ----
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss                                                                            $(3,199)                  $  (846)
                                                                            ---------------           ---------------
                                                                            ---------------           ---------------
BASIC AND DILUTED
Weighted average shares of common stock                                              12,872                     3,248
Common shares subject to repurchase                                                    (136)                     (346)
                                                                            ---------------           ---------------
Weighted average shares of common stock used in computing net loss per
  share                                                                              12,736                     2,902
                                                                            ---------------           ---------------
                                                                            ---------------           ---------------

Basic and diluted net loss per share                                               $ (0.25)                  $  (0.29)
                                                                            ---------------           ---------------
                                                                            ---------------           ---------------
PRO FORMA
Shares used in computing net loss per share                                                                     2,902
Adjustment to reflect the effect of the assumed conversion from the date of issuance of preferred stock which automatically converted to common
  stock upon the Company's initial public offering                                                              7,180
                                                                                                      ---------------
Shares used in computing pro forma net loss per share                                                          10,082
                                                                                                      ---------------
                                                                                                      ---------------

Pro forma net loss per share                                                                                 $  (0.08)
                                                                                                      ---------------
                                                                                                      ---------------

4.     COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS

In September, 1998, Megabios and DSM Biologics ("DSM") announced the formation of a broad, strategic partnership focused on the manufacture and supply of DNA plasmids and DNA:lipid complexes.

Plasmids are circular pieces of DNA that contain a therapeutic gene and instructional elements that regulate the activity of the gene. The manufacturing process can be used to produce any plasmid.

The partnership will create the first manufacturing facilities that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. The partnership will use Megabios' proprietary methods for the manufacture of plasmid DNA and complexing that DNA with lipids. This arrangement could provide revenue for Megabios in advance of the launch of commercial gene-based products.

Under the agreement, Megabios has exclusively licensed its proprietary manufacturing technology to DSM for use in its facility in Montreal, Canada and may be extended to include DSM's facility in Gronigen, The Netherlands. In return, DSM will pay license and milestone fees to Megabios, and DSM and Megabios will share in the profits generated by the sale of material produced using Megabios' process. The initial term of the exclusive partnership is at least three years and maybe extended.

The Megabios - DSM manufacturing method has already been used to produce material for a Phase I/II trial for cystic fibrosis conducted by Megabios' partner, Glaxo Wellcome plc ("Glaxo Wellcome"), and a Phase I/II study for metastatic melanoma, conducted by Megabios and its academic collaborators at the University of Colorado Health Sciences Center.


5.     SUBSEQUENT EVENT

On October 26, 1998, Megabios and GeneMedicine Inc. announced the signing of a definitive merger agreement. Under the terms of the agreement, which was unanimously approved by the boards of both companies, each outstanding share of GeneMedicine common stock will be exchanged, at a fixed exchange ratio of 0.571, for newly issued shares of common stock of Megabios Corp. This will result in the issuance of approximately 9.1 million additional Megabios Corp. shares, valued at about $38 million based on Megabios Corp.'s closing price of Friday, October 23, 1998. In addition, all outstanding employee stock options of GeneMedicine will convert into Megabios options at the same exchange ratio. The Board of Directors of the combined company will consist of eight directors, three of whom will be current directors of GeneMedicine, and Benjamin F. McGraw III will remain as chairman, president and CEO of the combined entity.

The proposed transaction will be accounted for as a purchase. A significant portion of the excess purchase price is expected to be charged to in-process research and development in the Company's statement of operations for the quarter in which the transaction is completed. The merger is subject to the approval of stockholders of both companies and appropriate governmental agencies. The transaction is expected to close in the first calendar quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several IN VIVO, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome, Pfizer Inc. ("Pfizer") and Eli Lilly & Co. ("Lilly"). In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement with Pfizer, Pfizer continued funding the program through May 31, 1998. Megabios intends to continue to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo Wellcome and Lilly are ongoing.

To date, substantially all revenue has been generated by collaborative research and development agreements with corporate partners, and no revenue has been generated from product sales. Under the terms of its corporate collaborations, the Company receives research and development funding on a quarterly basis in advance of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1998, the Company's accumulated deficit was approximately $31.8 million.

RESULTS OF OPERATIONS

The Company's collaborative research and development revenue totaled approximately $773,000, and $2.3 million for the quarters ended September 30, 1998 and 1997, respectively. The 1998 revenue was attributable to amounts earned for research and development performed under the Company's corporate collaboration with Lilly. The 1997 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate collaborations with Pfizer and Lilly totaling approximately $1.2 million and $1.1 million, respectively. No revenue from milestones or royalties from product sales have been earned under any corporate collaboration to date.

Research and development expenses increased to $3.4 million for the three months ended September 30, 1998 from $2.8 million for the same period in 1997. The increase was primarily attributable to increased headcount expenses, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's research and development activities. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses increased to $1.1 million for the three months ended September 30, 1998 from $675,000 in the corresponding period of 1997. The increase in 1998 compared to 1997 was primarily attributable to increased administrative headcount and costs associated with being a newly public company. The Company expects general and administrative expenses to increase due to business development activities, expenses incurred as a publicly traded company, and in support of expanded research and development activities.

Interest income increased to $679,000 for the three months ended September 30, 1998 compared with $398,000 for the same period in 1997. The increase in interest income resulted primarily from the increase in average cash and investment balances as a result of $31.4 million in net proceeds from the Company's initial public offering in September 1997.

Interest expense and other increased to $146,000 for the three months ended September 30, 1998 compared with $98,000 for the same period in 1997. The increase was due to additional interest expense on higher outstanding balances under the Company's equipment financing line of credit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $44.9 million in cash, cash equivalents and investments compared to $48.4 million at June 30, 1998.

Net cash used in the Company's operations was $3.3 million for the quarter ended September 30, 1998, compared to $1.3 million for the same period in 1997. This cash was used primarily to fund increasing levels of research and development and the general and administrative activities. The Company's capital expenditures were $2.5 million in the quarter ended September 30, 1998 as compared to $1.2 million in the same quarter of 1997. The majority of the expenditures made as of September 30, 1998 relate to construction of the Company's pilot manufacturing facility. The facility is expected to be completed in December 1998.

In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. An additional $2.5 million was drawn from the line of credit in the quarter ended September 30, 1998. Interest on this amount is accrued and paid monthly and will be converted into a term loan bearing interest at the prime rate plus 0.5% on December 31, 1998. The $2.5 million draw will be payable in 42 monthly installments beginning January 31, 1998. The remaining $4.5 million is available to the Company through December 31, 1998.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate partnerships, amounts available under its existing line of credit, and interest income will enable the Company to maintain its current and planned operations through fiscal 2000. However, there can be no assurance that the Company will not require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate partnerships, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance, however, that any such agreements may be entered into or that they will reduce the Company's funding requirements or that additional funding will be available. The Company expects that additional equity or debt financing may be required to fund its operations. There can be no assurance that additional financing to meet the Company's funding requirements will be available on acceptable terms or at all.

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

IMPACT OF THE YEAR 2000

A major issue currently faced by all industries is the Year 2000 ("Y2K") computer issue. The problem arises from the use in computer hardware and software of the last two digits rather than four digits to define the year. As a result, computer programs are unable to distinguish a year which begins with "20" or "19". This, can then cause failures in computer systems and applications, or create erroneous results unless steps are taken to prevent such failures and errors. The Y2K problem is also compounded by the fact that many computer and telecommunication systems are interdependent, both within the United States and throughout the world. Thus, due to interdependence, the failure of one system may lead other systems to fail, even if these systems are themselves Y2K compliant.

In order to address this issue, the Company has put a Y2K plan in place to identify, evaluate and modify its current systems or replace and implement new systems. Identification includes reviewing and assessing the potential systems within the Company and at key third party vendors that would be affected by the Y2K issue. A Y2K Committee, comprised of members of all the Company's departments and senior management, has been established to evaluate, assess and prioritize the Company's internal systems and key vendors' systems.

The Company is in the evaluation stage and has determined that it will be required to upgrade or replace a portion of its accounting software and a program is underway to evaluate existing or new financial software and applications.

Completion of the Company's Y2K plan is targeted for the calendar fourth quarter of 1999. The Company believes that, with upgrades of existing software and/or conversions to new software, the Y2K issue will not pose significant operational problems for its business activities. However, if such upgrades or conversions are not made, or are not completed in a timely fashion, the Y2K issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. The Company currently has no contingency plans to deal with major Y2K failures, though such plans will be developed over the coming quarters.

The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own Y2K issues. When evaluation is completed, the Company will modify, or replace if necessary, any other internal systems and enter into new business relationships with Y2K compliant vendors in the ordinary course of business. Contingency plans are to be established to utilize vendors whose systems are Y2K compliant in the event that the Company's primary vendors fail to adequately address their Y2K issues. However, if such suppliers or other third parties with which the Company transacts business experience failures in their computer systems or equipment due to Y2K non-compliance, it could effect the Company's ability to process transactions or engage in ordinary business activities.

The financial impact of the required upgrades and/or conversion of computer software relating to the Y2K issue cannot be known precisely at this time, but the Company currently anticipates that the cost will be less than $100,000. The actual financial impact could, however, exceed this estimate. Also, the estimated costs of implementing the Y2K plan do not take into account the costs, if any, that might be incurred as a result of Y2K related failures that occur despite the Company's implementation of its Y2K plan.

Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of third party systems, the Company could experience material unanticipated negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            The effective date of the Company's registration statement, filed on Form S-1 filed under the Securities Act of 1933 (No. 333-32593), was September 15, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on September 15, 1997 and all securities were sold in the offering. The managing underwriters for the offering were Montgomery Securities and Hambrecht & Quist LLP.

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

            The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in cash, cash equivalents and short-term investments. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION

            Pursuant to an Agreement and Plan of Merger and Reorganization dated October 24, 1998 (the "Reorganization Agreement") among Megabios, Montana Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Megabios ("Merger Sub"), and GeneMedicine, Inc. ("GeneMedicine"), and subject to the conditions set forth therein (including approval by the stockholders of Megabios and stockholders of GeneMedicine), Merger Sub will be merged with and into GeneMedicine (the "Merger"), with each share of GeneMedicine Common Stock being converted into the right to receive 0.571 ("Megabios Common Stock") shares of Megabios' Common Stock. In addition, Megabios will assume all options outstanding under GeneMedicine's Amended and Restated Stock Option Plan and all warrants outstanding and issued by GeneMedicine. If the Merger is consummated, GeneMedicine Common Stock will be deregistered under the Exchange Act and delisted from the NASDAQ National Market.

            At the effective time of the Merger (the "Effective Time"), the separate existence of Merger Sub will cease, and GeneMedicine will continue as the surviving corporation and as a wholly-owned subsidiary of Megabios ("Surviving Corporation"). The officers and directors of the Surviving Corporation immediately after the Effective Time shall be the officers and directors of Merger Sub immediately prior to the Effective Time and shall serve as the officers and directors of the Surviving Corporation until their respective successors are elected and qualified or duly appointed, as the case may be. The Certificate of Incorporation of the Surviving Corporation shall be amended and restated as of the Effective Time to conform to the Certificate of Incorporation of Merger Sub as in effect immediately prior to the Effective Time. The Bylaws of the Surviving Corporation shall be amended and restated as of the Effective Time to conform to the Bylaws of Merger Sub as in effect immediately prior to the Effective Time.

            REPRESENTATIONS, WARRANTIES, COVENANTS AND CLOSING CONDITIONS. The Reorganization Agreement contains customary representations and warranties on the part of GeneMedicine and Megabios, and the consummation of the Merger is subject to customary closing conditions, including, without limitation, approval by the stockholders of GeneMedicine and Megabios, regulatory approval and the occurrence of no material adverse effect with respect to a party. The Reorganization Agreement also contains covenants regarding the activities of GeneMedicine and Megabios prior to the earlier of the Effective Time and the termination of the Reorganization Agreement. GeneMedicine and Megabios, respectively, have agreed to, among other things, conduct their business in the ordinary course, in accordance with past practices and in compliance with applicable laws and the requirements of all of material contracts. In addition, a number of corporate actions by GeneMedicine and Megabios, respectively, during the period pending the closing of the Merger require the other party's approval, including without limitation, dividends, issuances of capital stock, capital expenditures and stock options grants above specified minimums.

            TERMINATION OF REORGANIZATION AGREEMENT. The Reorganization Agreement may be terminated prior to the Effective Time, whether before or after approval of the Reorganization Agreement and the Merger by the stockholders of GeneMedicine; (i) by mutual written consent of the Boards of Directors of Megabios and GeneMedicine; (ii) subject to certain exceptions, by either Megabios or GeneMedicine if the Merger shall not have been consummated by February 28, 1999; (iii) by either Megabios or GeneMedicine in connection with certain legal or governmental actions having the effect of permanently restraining, enjoining or otherwise prohibiting the Merger; (iv) subject to certain limitations, by Megabios or GeneMedicine if the GeneMedicine Special Meeting shall have been held and the Reorganization Agreement and the Merger shall not have been approved by the necessary vote of the GeneMedicine stockholders; (v) by Megabios if (at any time prior to the adoption and approval of the Reorganization Agreement and approval of the Merger by the GeneMedicine stockholders) a "Triggering Event" (as defined in the Reorganization Agreement) shall have occurred; (vi) by GeneMedicine, upon satisfaction of certain conditions, if the Board of Directors of GeneMedicine withdraws, amends, or modifies its unanimous recommendation in favor of the Merger and accepts or recommends to GeneMedicine stockholders a Superior Offer (as defined in the Reorganization Agreement);

            (vii) subject to certain limitations, by Megabios or GeneMedicine if the Megabios Special Meeting shall have been held and the issuance of Megabios Common stock in the Merger shall not have been approved by the necessary vote of the Megabios stockholders; (viii) by Megabios subject to certain limitations, if any of the representations and warranties of GeneMedicine contained in the Reorganization Agreement shall be or have become materially inaccurate, or if any of GeneMedicine's covenants contained in the Reorganization Agreement shall be have breached in any material respect and such inaccuracy or breach (individually and collectively) will cause a Materially Adverse Effect (as defined in the Reorganization Agreement) on the Company; or (ix) by GeneMedicine, subject to certain limitations, if any of the representations and warranties of Megabios contained in the Reorganization Agreement shall be or have become materially inaccurate, or if any of Megabios' covenants contained in the Reorganization have been breached in any material respect and such inaccuracy or breach (individually and collectively) will cause a Materially Adverse Effect (as defined in the Reorganization Agreement) on Megabios.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   a.       Exhibits

             27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

             99.1 Agreement and Plan of Merger and Reorganization by and among the Company, Montana Acquisition Sub and GeneMedicine, Inc. dated as of October 24, 1998.

   b.       Reports on Form 8-K

            Filed on October 28, 1998, announcing an agreement between Megabios Corp. and GeneMedicine Inc. to merge in a transaction intended to qualify for a tax-free reorganization.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Megabios Corp.
                                     -----------------------------
                                     (registrant)




Date:    November 13, 1998           /s/ Benjamin F. McGraw III
                                     -----------------------------
                                     Benjamin F. McGraw III
                                     President, Chief Executive Officer, and
                                     Chairman of the Board of Directors



Date:    November 13, 1998           /s/ Bennet Weintraub
                                     -----------------------------
                                     Bennet Weintraub
                                     Chief Financial Officer and Vice President
                                     Finance (Principal Financial and Accounting
                                     Officer)

                                 MEGABIOS CORP.

                                  EXHIBIT INDEX



  27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

99.1 Agreement and Plan of Merger and Reorganization by and among the Company, Montana Acquisition Sub and GeneMedicine, Inc. dated as of October 24, 1998.