Form 10-Q
period 1998-12-31
MEGABIOS CORP
filed 1999-02-16
CIK 932352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10Q

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934.  For the quarterly period ended December 31, 1998.


         Transition report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934.  For the transition period from
                                    to
------------------------------------   -------------


                             Commission File Number
                                                   ----------------


                                 MEGABIOS CORP.
             (Exact name of registrant as specified in its charter)



                  Delaware                                 94-3156660
---------------------------------------------  -------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)


       863A Mitten Rd., Burlingame, CA                        94010
---------------------------------------------  -------------------------------
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

Yes     x        No
    --------        ---------

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 12,912,693 as of December 31, 1998.

                                 MEGABIOS CORP.

                                      INDEX

                                                                        Page
                                                                        ----
PART I:  FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS
                    Condensed Balance Sheets                              3
                    Condensed Statements of Operations                    4
                    Condensed Statements of Cash Flows                    5
                    Notes to Condensed Financial Statements               6

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9


PART II:  OTHER INFORMATION


ITEM 1:         LEGAL PROCEEDINGS                                        13

ITEM 2:         CHANGES IN SECURITIES AND USE OF PROCEEDS                13

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES                          14

ITEM 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      14

ITEM 5:         OTHER INFORMATION                                        14

ITEM 6:         EXHIBITS AND REPORTS ON FORM 8-K                         14

                    Signatures                                           16

                    Exhibit Index                                        17

PART 1     FINANCIAL INFORMATION
ITEM 1     FINANCIAL STATEMENTS AND NOTES


                                 MEGABIOS CORP.

                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                              DECEMBER 31,             JUNE 30,
                                                                  1998                  1998
                                                                  ----                  ----
ASSETS                                                        (unaudited)             (Note 1)
Current assets:
   Cash and cash equivalents                                      $ 11,086             $ 15,172
   Short-term investments                                           25,070                7,794
   Other receivables                                                   950                  616
   Prepaid expenses and other current assets                           744                  539
                                                                  --------             --------
     Total current assets                                           37,850               24,121
   Property and equipment, net                                       9,117                6,151
   Long-term investments                                             6,083               25,460
   Other receivables                                                   130                  130
   Deposits and other assets                                            54                   39
                                                                  --------             --------
                                                                   $53,234              $55,901
                                                                  --------             --------
                                                                  --------             --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   305             $    898
   Accrued compensation                                                521                  595
   Accrued construction-in-progress                                     42                  589
   Other accrued liabilities                                           577                   56
   Deferred revenue                                                    109                    -
   Current portion of long-term debt                                 2,163                1,017
                                                                     -----                -----
     Total current liabilities                                       3,717                3,155

Long-term debt                                                       5,286                2,464
Commitments
Stockholders' equity:
   Common stock                                                         13                   13
   Additional paid-in capital                                       79,929               79,838
   Deferred compensation                                              (681)                (976)
   Accumulated other comprehensive income(loss)                         93                   (7)
   Accumulated deficit                                             (35,123)             (28,586)
                                                                  --------             --------
     Total stockholders' equity                                     44,231               50,282
                                                                  --------             --------
                                                                  $ 53,234             $ 55,901
                                                                  --------             --------
                                                                  --------             --------

                             See accompanying notes

                                 MEGABIOS CORP.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          DECEMBER 31,                       DECEMBER 31,
                                                                          ------------                       ------------
                                                                     1998              1997             1998               1997
                                                                     ----              ----             ----               ----
Collaborative research and development revenue                      $   613           $ 2,466          $ 1,386           $ 4,753

Operating expenses:
   Research and development                                           3,357             3,157            6,786             5,915
   General and administrative                                         1,018               752            2,094             1,427
                                                                      -----            ------            -----             -----
     Total operating expenses                                         4,375             3,909            8,880             7,342
                                                                      -----             -----            -----             -----

Loss from operations                                                 (3,762)           (1,443)          (7,494)           (2,589)

Interest income                                                         622               777            1,301             1,175
Interest and other expense                                             (198)             (111)            (344)             (209)
                                                                    -------            ------          -------           -------

Net loss                                                            $(3,338)           $ (777)         $(6,537)          $(1,623)
                                                                    -------            ------          -------           -------
                                                                    -------            ------          -------           -------

Basic and diluted net loss per share                                $(0.26)           $(0.06)          $(0.51)           $(0.22)
                                                                    -------            ------          -------           -------
                                                                    -------            ------          -------           -------

Shares used in computing basic and diluted net
   loss per share                                                    12,798            12,400           12,767             7,517
                                                                     ------            ------           ------             -----
                                                                     ------            ------           ------             -----




                             See accompanying notes

                                 MEGABIOS CORP.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                         SIX MONTHS ENDED DECEMBER 31,
                                                                           1998                 1997
                                                                           ----                 ----
Cash flows from operating activities:
   Net loss                                                              $  (6,537)          $  (1,623)
   Adjustments to reconcile net loss to net cash used in operations
     Depreciation                                                            1,217                 886
     Amortization of deferred compensation                                     295                 168
     Changes in operating assets and liabilities:
       Other receivables                                                      (334)               (280)
       Prepaid expenses and other                                             (205)                (81)
       Deferred revenue                                                        109                (493)
       Accounts payable                                                       (593)               (224)
       Other accrued liabilities                                               447                (111)
                                                                         ---------           ---------
         Net cash used in operations                                        (5,601)             (1,758)

Cash flows from investing activities
   Purchase of property and equipment                                       (4,564)             (1,495)
   Deposits and other assets                                                   (15)                283
   Purchase of available-for-sale investments                               (3,035)            (14,563)
   Maturities of available-for-sale investments                              5,070              10,200
                                                                         ---------           ---------
         Net cash used in investing activities                              (2,544)             (5,575)

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                  4,590                 682
   Payments on long-term debt                                                 (622)               (310)
   Proceeds from issuance of common stock, net                                  91              31,541
                                                                         ---------           ---------
         Net cash provided by financing activities                           4,059              31,913
                                                                         ---------           ---------

Net increase (decrease) in cash and cash equivalents                        (4,086)             24,580
Cash and cash equivalents, beginning of period                              15,172               9,044
                                                                         ---------           ---------
Cash and cash equivalents, end of period                                 $  11,086           $  33,624
                                                                         ---------           ---------
                                                                         ---------           ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                         $     327           $     208
                                                                         ---------           ---------
                                                                         ---------           ---------
Schedule of non-cash transactions:
   Accrued construction-in-progress                                      $    (547)          $      --
                                                                         ---------           ---------
                                                                         ---------           ---------


                             See accompanying notes

                                 MEGABIOS CORP.

                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.     ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and have been prepared by Megabios Corp. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 1998 and 1997. The balance sheet at June 30, 1998 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.     REVENUE RECOGNITION

Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. The payments received under each respective agreement are not refundable. The Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals. No milestone payments have been earned or recognized to date.

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

The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 102,291 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years, and options to purchase approximately 1,062,543 shares of common stock at a weighted average price of $5.95 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

       A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 DECEMBER 31,                           DECEMBER 31,
                                                                 ------------                           ------------
                                                             1998                1997               1998              1997
                                                             ----                ----               ----              ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss                                                $  (3,338)            $  (777)         $  (6,537)         $  (1,623)
                                                       ---------------    ---------------     ---------------    ---------------
                                                       ---------------    ---------------     ---------------    ---------------
BASIC AND DILUTED
Weighted average shares of common stock outstanding
                                                           12,900              12,695             12,869              7,812
Common shares subject to repurchase                          (102)               (295)              (102)              (295)
                                                       ---------------    ---------------     ---------------    ---------------
Weighted average shares of common stock used in
     computing net loss per share                          12,798              12,400             12,767              7,517
                                                       ---------------    ---------------     ---------------    ---------------
                                                       ---------------    ---------------     ---------------    ---------------

Basic and diluted net loss per share                   $    (0.26)           $  (0.06)         $   (0.51)         $   (0.22)
                                                       ---------------    ---------------     ---------------    ---------------
                                                       ---------------    ---------------     ---------------    ---------------

4.     COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS

On October 26, 1998, Megabios and GeneMedicine Inc. announced the signing of a definitive merger agreement. Under the terms of the agreement, which was unanimously approved by the boards of both companies, each outstanding share of GeneMedicine common stock will be exchanged, at a fixed exchange ratio of 0.571, for newly issued shares of common stock of Megabios Corp. This will result in the issuance of approximately 8.9 million additional Megabios Corp. shares, valued at about $46 million based on Megabios Corp.'s closing price of $5.125 per share on December 31, 1998. In addition, all outstanding employee stock options of GeneMedicine will convert into Megabios options at the same exchange ratio. The Board of Directors of the combined company will consist of eight directors, three of whom will be current directors of GeneMedicine. Benjamin F. McGraw III will remain as chairman, president and CEO of the combined entity.

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

5.     CREDIT FACILITY

In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. An additional $4.6 million was drawn from the line of credit in the six months ended December 31, 1998. Interest on this amount is accrued and paid monthly and will be converted into a term loan bearing interest at the prime rate plus 0.5% on December 31, 1998. The $4.6 million draw will be payable in 42 monthly installments beginning January 31, 1999. On January 28, 1999 the Company amended its credit terms on the $8.0 million line of credit. Under the amended terms, the Company extended its remaining credit facility draws to March 31, 1999, from the original date of December 31, 1998, making the remaining $2.4 million of credit available through March 31, 1999. Future draws after December 31, 1998 will be payable in 39 monthly installments beginning March 31, 1999.

6.     NEW ACCOUNTING STANDARDS

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130 "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the quarters ended December 31, 1998 and 1997, total comprehensive loss amounted to $3.4 million and $777,000 respectively. For the six month periods ended December 31, 1998 and 1997, total comprehensive losses were $6.4 million and $1.6 million, respectively.

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superceded SFAS 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report selected financial information about operating segments in annual financial statements. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 will have no impact on the Company's results of operations, or financial position.

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

The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several in vivo, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome, Pfizer Inc. ("Pfizer") and Eli Lilly & Co. ("Lilly"). In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement with Pfizer, Pfizer continued funding the program through May 31, 1998. Megabios has continued to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo Wellcome and Lilly are ongoing.

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

The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1998, the Company's accumulated deficit was approximately $35.1 million.

On October 26, 1998, Megabios and GeneMedicine Inc. announced the signing of a definitive merger agreement. Under the terms of the agreement, which was unanimously approved by the boards of both companies, each outstanding share of GeneMedicine common stock will be exchanged, at a fixed exchange ratio of 0.571, for newly issued shares of common stock of Megabios Corp. This will result in the issuance of approximately 8.9 million additional Megabios Corp. shares, valued at about $46 million based on Megabios Corp.'s closing price of $5.125 per share on December 31, 1998.

The proposed transaction will be accounted for as a purchase and is expected to close in the first calendar quarter of 1999. A write off of approximately $26 million for in-process research and development acquired from GeneMedicine will be included in the Megabios statement of operations in the quarter in which the merger is consummated. The tangible assets acquired will be amortized over their estimated useful lives of 3 years. The merger is subject to the approval of stockholders of both companies and appropriate governmental agencies.

To position the Company for the pending merger and to conserve cash, the Company announced in January, 1999, that it had reduced its research and development workforce by 16 employees at the manager level or below, bringing the total number of employees at the Company to 58.

After the merger is completed, the Company will conduct operations in both California and Texas and the total workforce of the combined Company will exceed that of either Megabios or GeneMedicine alone. The Company therefore, expects an increase in both research and administrative expenditures to fund its ongoing operations.

RESULTS OF OPERATIONS

The Company's collaborative research and development revenue for the three and six months ended December 31, 1998 totaled approximately $613,000 and $1.4 million, respectively, compared to $2.5 million and $4.8 million for the corresponding period in 1997. The 1998 revenue was attributable to amounts earned for research and development performed under the Company's corporate collaboration with Lilly. The 1997 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate collaborations with Pfizer and Lilly for the three and six months totaling approximately $1.3 million and $1.2 million, and $2.5 million and $2.3 million, respectively. No revenue from milestones or royalties from product sales have been earned under any corporate collaboration to date.

Research and development expenses for the three and six months ended December 31, 1998 increased to $3.4 million and $6.8 million, respectively compared to $3.2 million and $5.9 million for the same periods in 1997. The increase was primarily attributable to increased headcount expenses, increased purchases of laboratory supplies and materials, depreciation on additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's research and development activities. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses for the three and six months ended December 31, 1998 increased to $1.0 million and $2.1 million, respectively, compared to $752,000 and $1.4 million in the corresponding periods of 1997. The increase in 1998 compared to 1997 was primarily attributable to increased administrative headcount, consulting fees and costs related to the 1998 Annual Report. The Company expects general and administrative expenses to increase due to business development activities and support of expanded research and development activities.

Interest income decreased to $622,000 for the three months ended December 31, 1998 from $777,000 for the same period in 1997. Interest income however, for the six months ended December 31, 1998, increased to $1.3 million from $1.2 million for the same period in 1997. The decrease in interest income for the three months ended December 31, 1998, resulted primarily from the decrease in average cash and investment balances resulting from the use of cash to fund operations and capital expenditures and lower interest rates. The increase in interest income for the six months ended December 31, 1998, resulted primarily from the increase in average cash and investment balances as a result of $31.4 million in net proceeds from the Company's initial public offering in September 1997.

Interest and other expense for the three and six months ended December 31, 1998 increased to $198,000 and $344,000, respectively, compared to $111,000 and $209,000 for the same periods in 1997. The increase was due to interest expense on higher outstanding balances under the Company's equipment financing lines of credit.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had $42.2 million in cash, cash equivalents and investments compared to $48.4 million at June 30, 1998.

Net cash used in the Company's operations was $5.6 million for the quarter ended December 31, 1998, compared to $1.8 million for the same period in 1997. This cash was used primarily to fund increasing levels of research and development and the general and administrative activities. The Company's capital expenditures were $4.6 million in the quarter ended December 31, 1998 as compared to $1.5 million in the same quarter of 1997. The majority of the expenditures made as of December 31, 1998 relate to construction of the Company's pilot manufacturing facility. The facility was completed in January 1999.

In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. An additional $4.6 million was drawn from the line of credit in the six months ended December 31, 1998. Interest on this amount is accrued and paid monthly and will be converted into a term loan bearing interest at the prime rate plus 0.5% on December 31, 1998. The $4.6 million draw will be payable in 42 monthly installments beginning January 31, 1999. On January 28, 1999 the Company amended its credit terms on the $8.0 million line of credit. Under the amended terms, the Company extended its remaining credit facility draws to March 31, 1999, from the original date of December 31, 1998, making the remaining $2.4 million of credit available through March 31, 1999. Any future draws after December 31, 1998 will be payable in 39 monthly installments beginning March 31, 1999.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate collaborations, amounts available under its existing line of credit, and interest income will enable the Company to maintain its current and planned operations through fiscal 2001. However, there can be no assurance that the Company will not require additional funding prior to such time.

The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. There can be no assurance, however, that any such agreements may be entered into or that they will reduce the Company's funding requirements or that additional funding will be available.

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

In order to address this issue, the Company has put a Y2K plan in place to identify, evaluate and modify its current systems or replace and implement new systems. Identification includes reviewing and assessing the potential systems within the Company and at key third party vendors that would be affected by the Y2K issue. A Y2K Committee, comprised of members of all the Company's departments and senior management, has been established to evaluate, assess and prioritize the Company's internal systems and key vendors' systems. The Company is in the evaluation stage and has determined that it will be required to upgrade or replace a portion of its accounting software to a Y2K compliant version. The upgrade is expected to be completed by March 31, 1999.

Completion of the Company's Y2K plan is targeted for the calendar fourth quarter of 1999. The Company believes that, with upgrades of existing software and/or conversions to new software, the Y2K issue will not pose significant operational problems for its business activities. However, if such upgrades or conversions are not made, or are not completed in a timely fashion, the Y2K issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time. For example, a failure of the Company's accounting systems would result in delays of payments to employees, vendors and other suppliers. Moreover, failure of certain internal systems may result in delays in work being conducted in the Company's laboratories, or even the loss of certain work and delay of completion of certain research projects. The Company currently has no contingency plans to deal with major Y2K failures, though such plans will be developed by the end of the third calendar quarter of 1999.

The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own Y2K issues. When evaluation is completed, the Company will modify, or replace if necessary, any other internal systems and enter into new business relationships with Y2K compliant vendors in the ordinary course of business. The Company plans to establish contingency plans by the end of the calendar third quarter 1999 to utilize vendors whose systems are Y2K compliant in the event that the Company's primary vendors fail to adequately address their Y2K issues. However, if such suppliers or other third parties with which the Company transacts business experience failures in their computer systems or equipment due to Y2K non-compliance, it could effect the Company's ability to process transactions or engage in ordinary business activities.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ON DECEMBER 8, 1998, in connection with the Company's Annual Meeting of Stockholders, the following proposals were voted on as follows:

           PROPOSAL 1: Election of Directors.

           PROPOSAL 2: Approval of the amendment and restatement of the Company's 1997 Stock Option Plan (the "Stock Plan") to increase the number of shares reserved under the Stock Plan and adopt certain other changes to address recent developments in federal securities and tax laws.

           PROPOSAL 3: Approval of the adoption of the Company's Non-Employee Directors Stock Option Plan.

           PROPOSAL 4: Ratification of Ernst & Young LLP as the Company's independent auditors.

The voting of stockholders with respect to each of the foregoing proposals was as follows:

                                        VOTES FOR        VOTES AGAINST        VOTES ABSTAINED
                                        ---------        -------------        ---------------
Election as Director:
       Benjamin F. McGraw III          8,391,594                  574                        0
       Frank J. Caufield               8,391,594                  574                        0
Proposal 2                             4,910,123              939,162                   58,800
Proposal 3                             5,361,813              507,990                   85,080
Proposal 4                             8,315,606               16,762                   59,800

ITEM 5.    OTHER INFORMATION
           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a.      Exhibits

           27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

   b.      Reports on Form 8-K

           On October 28, 1998 and October 29, 1998 the Registrant filed a current report on Form 8-K and Form 8-K/A, respectively, to report that the Registrant announced an agreement to merge with GeneMedicine, Inc. in a transaction intended to qualify as a tax-free reorganization.

           On November 24, 1998 the Registrant filed a current report on Form 8-K to report that the Boards of Directors of Megabios and GeneMedicine approved and executed Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated November 24, 1998. Pursuant to the terms of the Amendment, Megabios agreed to assume certain outstanding warrants to purchase GeneMedicine common stock and GeneMedicine agreed that its obligations under GeneMedicine's Employee Stock Purchase Plan (the "Purchase Plan") will be settled and participants' rights under the Purchase Plan will terminate prior to consummation of the merger.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Megabios Corp.
                                      --------------
                                      (registrant)




Date:    February xx, 1999            /s/ Benjamin F. McGraw III
                                      --------------------------
                                      Benjamin F. McGraw III
                                      President, Chief Executive Officer, and
                                      Chairman of the Board of Directors



Date:    February xx, 1999            /s/ Bennet Weintraub
                                      --------------------
                                      Bennet Weintraub
                                      Chief Financial Officer and Vice President
                                      Finance (Principal Financial and
                                      Accounting Officer)

                                 MEGABIOS CORP.

                                  EXHIBIT INDEX



27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).