Form 10-Q
period 1999-03-31
VALENTIS INC
filed 1999-05-17
CIK 932352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

  X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934. For the quarterly period ended March 31, 1999.


_________ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to
_______________________________


                     Commission File Number _______________



                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)
             (Exact name of registrant as specified in its charter)

                       Delaware                                   94-3156660
------------------------------------------------      ---------------------------------
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
              or organization)


  863A Mitten Rd., Burlingame, CA                                    94010
------------------------------------------------      ---------------------------------
   (Address of principal offices)                                 (Zip Code)

                                  650-697-1900
             -------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x           No
       -----              ----

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 22,070,803 as of April 30, 1999.

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
Item 1:         FINANCIAL STATEMENTS (unaudited)
                    Condensed Consolidated Balance Sheets                                    3
                    Condensed Consolidated Statements of Operations                          4
                    Condensed Consolidated Statements of Cash Flows                          5
                    Notes to Condensed Consolidated Financial Statements                     6

Item 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                9


PART II:  OTHER INFORMATION


Item 1:         LEGAL PROCEEDINGS                                                           15

Item 2:         CHANGES IN SECURITIES AND USE OF PROCEEDS                                   15

Item 3:         DEFAULTS UPON SENIOR SECURITIES                                             15

Item 4:         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         15

Item 5:         OTHER INFORMATION                                                           15

Item 6:         EXHIBITS AND REPORTS ON FORM 8-K                                            15

                    Signatures                                                              16

                    Exhibit Index                                                           17

PART 1            Financial Information
ITEM 1            FINANCIAL STATEMENTS AND NOTES

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       March 31,             June 30,
                                                                                        1999                  1998
                                                                                        ----                  ----
                                                                                     (unaudited)             (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                            $ 13,090             $ 15,172
   Short-term investments                                                                 23,886                7,794
   Other receivables                                                                       1,235                  616
   Prepaid expenses and other current assets                                                 697                  539
                                                                                       ---------             --------
     Total current assets                                                                 38,908               24,121
   Property and equipment, net                                                            11,987                6,151
   Long-term investments                                                                  10,250               25,460
   Other receivables                                                                         130                  130
   Deposits and other assets                                                                  55                   39
   Goodwill and other intangible assets                                                    9,831                   --
                                                                                       ---------             --------
                                                                                        $ 71,161             $ 55,901
                                                                                       =========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $   2,891             $    898
   Accrued compensation                                                                      608                  595
   Accrued construction-in-progress                                                          243                  589
   Other accrued liabilities                                                                 314                   56
   Deferred revenue                                                                        4,487                   --
   Current portion of long-term debt                                                       2,246                1,017
                                                                                       ---------             --------
     Total current liabilities                                                            10,789                3,155

Long-term debt                                                                             5,926                2,464
Commitments
Stockholders' equity:
   Common stock                                                                               13                   13
   Additional paid-in capital                                                            119,619               79,838
   Deferred compensation                                                                    (555)                (976)
   Accumulated other comprehensive income (loss)                                              41                   (7)
   Accumulated deficit                                                                   (64,672)             (28,586)
                                                                                       ---------             --------
     Total stockholders' equity                                                           54,446               50,282
                                                                                       ---------             --------
                                                                                        $ 71,161             $ 55,901
                                                                                       =========             ========


                             See accompanying notes

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                       Three months ended                 Nine months ended
                                                                            March 31,                          March 31,
                                                                            ---------                          ---------
                                                                       1999              1998             1999              1998
                                                                       ----              ----             ----              ----
Collaborative research and development revenue                    $     790         $   1,862        $   2,176        $    6,615

Operating expenses:
   Research and development                                           3,501             4,826           10,287            10,741
   General and administrative                                         1,286             1,002            3,380             2,429
   Acquired in-process research and development                      25,870                --           25,870                --
                                                                  ---------         ---------        ---------        ----------
     Total operating expenses                                        30,657             5,828           39,537            13,170
                                                                  ---------         ---------        ---------        ----------

Loss from operations                                                (29,867)           (3,966)         (37,361)           (6,555)

Interest income                                                         592               757            1,893             1,931
Interest and other expense                                             (274)             (112)            (618)             (320)
                                                                  ---------         ---------        ---------        ----------

Net loss                                                          $ (29,549)        $  (3,321)       $ (36,086)       $   (4,944)
                                                                  =========         =========        ==========       ==========

Basic and diluted net loss per share                              $   (2.09)        $   (0.27)       $   (2.73)       $    (0.54)
                                                                  =========         =========        =========        ==========

Shares used in computing basic and diluted net                       14,175            12,469           13,236             9,208
   loss per share                                                 =========         =========        =========        ==========







                             See accompanying notes

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                            Nine months ended March 31,
                                                                                            1999                  1998
                                                                                            ----                  ----
Cash flows from operating activities:
   Net loss                                                                               $ (36,086)          $  (4,944)
   Adjustments to reconcile net loss to net cash used in operations
     Depreciation                                                                             1,570               1,355
     Amortization of deferred compensation                                                      422                 309
     Acquired in-process research and development                                            25,870               1,500
     Changes in operating assets and liabilities:
       Other receivables                                                                       (590)               (890)
       Prepaid expenses and other                                                            (1,772)                (54)
       Deferred revenue                                                                         317                (254)
       Accounts payable                                                                      (2,621)                159
       Other accrued liabilities                                                                273                 355
                                                                                          ---------           ---------
         Net cash used in operations                                                        (12,617)             (2,464)

Cash flows from investing activities
   Cash acquired in GeneMedicine merger                                                      11,844                  --
   Purchase of property and equipment                                                        (5,312)             (2,113)
   Deposits and other assets                                                                    (16)                282
   Purchase of available-for-sale investments                                                (9,568)            (35,324)
   Maturities of available-for-sale investments                                               8,735              11,200
                                                                                          ---------           ---------
         Net cash provided by (used in) investing activities                                  5,683             (25,955)

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                   5,847                 681
   Payments on long-term debt                                                                (1,174)               (636)
   Proceeds from issuance of common stock, net                                                  179              31,509
                                                                                          ---------           ---------
         Net cash provided by financing activities                                            4,852              31,554
                                                                                          ---------           ---------

Net increase (decrease) in cash and cash equivalents                                         (2,082)              3,135
Cash and cash equivalents, beginning of period                                               15,172               9,044
                                                                                          ---------           ---------
Cash and cash equivalents, end of period                                                  $  13,090             $12,179
                                                                                          =========           =========

Supplemental disclosure of cash flow information
   Interest paid                                                                                560                 317
                                                                                          =========           =========
Schedule of non-cash transactions:
   Accrued construction-in-progress                                                            (346)                 --
                                                                                          =========           ==========
   Assets acquired for shares of common stock, net of cash acquired and
   liabilities assumed                                                                        3,596                  --
                                                                                          =========           ==========
   Common stock issued and options assumed in business acquisition
                                                                                             39,603                   --
                                                                                          =========           ==========


                             See accompanying notes

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1999 and 1998. The balance sheet at June 30, 1998 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

For purposes of the quarter ended and nine months ended March 31, 1999, the balance sheet, statement of operations, and statement of cash flows presented are consolidated financial statements, reflecting the operations of GeneMedicine commencing March 18, 1999.

The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 1999. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1998, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.       Revenue Recognition

Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. The payments received under each respective agreement are not refundable. The Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. In addition, as a result of the GeneMedicine merger, deferred revenues at March 31, 1999, include an obligation related to a research agreement with Roche Holdings Ltd. ("Roche"). Under a corporate partnership with Roche, the Company may be obligated, upon certain circumstances, to conduct research and development in an amount not to exceed $5 million at the end of the five year agreement. The Company has therefore deferred a portion of research funding received from Roche under this agreement to provide for this obligation.

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals. In the three months ended March 31, 1999, a milestone payment of $250,000 was recognized from the Company's manufacturing partnership with DSM Biologics ("DSM") upon the successful technology transfer of the Company's plasmid DNA manufacturing technology to DSM following a successful 3,500 liter production run at DSM's facility in Montreal, Quebec, Canada.

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

The following have been excluded from the calculation of loss per share because the effect of inclusion would be antidilutive: approximately 70,965 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years, and options to purchase approximately 2,704,709 shares of common stock at a weighted average price of $7.02 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

         A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:


                                                              Three months ended                      Nine months ended
                                                                   March 31,                              March 31,
                                                                   ---------                              ---------
                                                             1999                1998               1999              1998
                                                             ----                ----               ----              ----
                                                                        (in thousands, except per share data)

Net loss                                               $  (29,549)          $  (3,321)        $  (36,086)        $  (4,944)
                                                       ==============     ===============     ===============    ===============

Basic and Diluted
Weighted average shares of common stock outstanding
                                                           14,246              12,743             13,339             9,513
Common shares subject to repurchase                           (71)               (274)              (103)             (305)
                                                       --------------     ---------------     ---------------    ---------------
Weighted average shares of common stock used in
     computing net loss per share                          14,175              12,469             13,236             9,208
                                                       ==============     ===============     ===============    ===============

Basic and diluted net loss per share                   $    (2.09)          $   (0.27)         $   (2.73)        $   (0.54)
                                                       ==============     ===============     ===============    ===============

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

4.       Merger with GeneMedicine, Inc.

On March 18, 1999, the Company completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On April 29, 1999, the combined company was renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.5710 of a share of the Company's common stock. This resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to GeneMedicine's stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

The merger transaction was accounted for as a purchase. As a result of the purchase, $25.9 million of the purchase price was charged to in-process research and development in the Company's Condensed Consolidated Statement of Operations for the quarter ended March 31, 1999.

The following is a summary of the purchase price allocation (in thousands):

Tangible assets acquired..................................................     $14,410
In-process research and development.......................................      25,870
Intangible assets-assembled workforce and goodwill........................       9,831
Liabilities assumed (including GeneMedicine transaction costs and other
   obligations due upon the close of the merger)..........................      (8,801)
                                                                            ----------
                                                                               $41,310
                                                                            ==========

The intangible assets - assembled workforce and goodwill will be amortized over their estimated useful lives of three years.

The Board of Directors of the combined company consists of eight directors, three of whom were directors of GeneMedicine. Benjamin F. McGraw III remains as chairman, president and CEO of the combined entity.

5.       Credit Facility

In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. An additional $5.9 million was drawn from the line of credit in the nine months ended March 31, 1999. Interest on $4.6 million of this amount is accrued and paid monthly and was converted into a term loan bearing interest at the prime rate plus 0.5% on December 31, 1998, payable in 42 monthly installments beginning January 31, 1999. On January 28, 1999, the Company amended the terms of the line of credit. Under the amended terms, the Company extended its remaining credit facility draws to March 31, 1999, from the original date of December 31, 1998, making the remaining $2.4 million of credit available through March 31, 1999. Draws of $1.3 million made after December 31, 1998 are payable in 39 monthly installments beginning March 31, 1999. The Company fully utilized its line of credit with a final draw of $1.1 million in April 1999.

                                 VALENTIS, INC.
                       (formerly known as Megabios Corp.)

6.       Comprehensive Income (Loss)

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting of Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the quarters ended March 31, 1999 and 1998, total comprehensive loss amounted to $29.5 million and $3.4 million, respectively. For the nine-month periods ended March 31, 1999 and 1998, total comprehensive losses were $36.1 million and $5.0 million, respectively.

7.       New Accounting Standards

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

On March 18, 1999, the Company completed its merger with GeneMedicine. Each outstanding share of GeneMedicine common stock is being converted into 0.5710 of a share of the Company's, common stock of Valentis, Inc. The merger resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to GeneMedicine's stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

The merger transaction was accounted for as a purchase. A write-off of $25.9 million for in-process research and development acquired from GeneMedicine has been included in the Company's statement of operations this quarter (see detailed discussion of "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired will be amortized over their estimated useful lives of 3 years.

For purposes of the quarter ended and nine months ended March 31, 1999, the balance sheet, statement of operations, and statement of cash flows presented are consolidated financial statements, reflecting the operations of GeneMedicine commencing March 18, 1999.

The Company is conducting operations in both California and Texas. The Company expects an increase in both research and administrative expenditures in future periods.

The Company develops proprietary gene delivery systems and provides preclinical development expertise to create gene-based therapeutics designed for the treatment or prevention of genetic and acquired diseases. The Company has developed several in vivo, non-viral gene delivery systems to address a number of potential therapeutic applications using a variety of therapeutic genes. The Company's clinical development and commercialization strategy is to enter into corporate partnerships with pharmaceutical and biotechnology companies. The Company has established corporate partnerships with Glaxo Wellcome plc ("Glaxo"), Pfizer Inc. ("Pfizer"), Eli Lilly & Co. ("Lilly") and Roche. In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement with Pfizer, Pfizer continued funding the program through May 31, 1998. The Company has continued to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. The corporate partnerships with Glaxo and Lilly are ongoing. Following its merger with GeneMedicine, the Company also has maintained the corporate partnership GeneMedicine had with Roche. This collaboration, formed in 1995, originally was a five-year agreement to develop gene-based therapeutics to treat head and neck cancer, with a three-year option to extend to other cancer indications. In August 1998, the agreement was extended two more years to February 2002.

To date, a significant portion of revenue has been generated by collaborative research and development agreements with corporate partners. Under the terms of its corporate collaborations, the Company receives research and development funding on a quarterly basis in advance of associated research and development costs. In March 1999, the Company also recognized its first milestone payment from its manufacturing partnership with DSM. The milestone payment was recognized upon the completion of a large scale manufacturing run at DSM's facility in Montreal. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments, and in the long-term from royalties on product sales.

The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1999, the Company's accumulated deficit was approximately $64.7 million.

Results of Operations

The Company's collaborative research and development revenue for the three and nine months ended March 31, 1999 totaled approximately $790,000 and $2.2 million, respectively, compared to $1.9 million and $6.6 million for the corresponding periods in 1998. The 1999 revenue was attributable to amounts earned for research and development performed under the Company's corporate collaboration with Lilly and a milestone payment of $250,000 from its DSM manufacturing partnership recognized in the third quarter of 1999. The 1998 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate collaborations with Pfizer and Lilly. For the three and nine months ending March 31, 1998, revenues from Pfizer were approximately $900,000 and $3.4 million, respectively. Revenues from Lilly were approximately $900,000 and $3.2 million for the same periods. No revenue from royalties from product sales has been earned under any corporate collaboration to date.

Research and development expenses for the three and nine months ended March 31, 1999 decreased to $3.5 million and $10.3 million, respectively, compared to $4.8 million and $10.7 million for the same periods in 1998. The decrease for the third quarter was primarily attributable to an expenditure in March 1998 of $1.5 million for a license and collaboration agreement with the University of Pittsburgh related to the gene therapy of joint diseases. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses for the three and nine months ended March 31, 1999 increased to $1.3 million and $3.4 million, respectively, compared to $1.0 million and $2.4 million in the corresponding periods of 1998. The increase in the third quarter relates primarily to expenses incurred in the operation of facilities in both California and Texas. The increase in the nine months ended March 31, 1999 compared to 1998 was primarily attributable to increased administrative headcount, consulting fees and costs related to the Company's 1998 Annual Report and expenses incurred in operating facilities in California and Texas. The Company expects general and administrative expenses to increase due to business development activities and support of expanded research and development activities.

Interest income decreased to $592,000 for the three months ended March 31, 1999 from $757,000 for the same period in 1998. Interest income for the nine months ended March 31, 1999 and 1998 remained comparable at $1.9 million. The decrease in interest income for the three months ended March 31, 1999 resulted primarily from the decrease in average cash and investment balances resulting from the use of cash to fund operations and capital expenditures and lower interest rates.

Interest and other expense for the three and nine months ended March 31, 1999 increased to $274,000 and $618,000, respectively, compared to $112,000 and $320,000 for the same periods in 1998. The increase was due to interest expense on higher outstanding balances under the Company's equipment financing lines of credit.


Liquidity and Capital Resources

As of March 31, 1999, the Company had $47.2 million in cash, cash equivalents and investments, compared to $48.4 million at June 30, 1998.

Net cash used in the Company's operations was $12.6 million for the nine months ended March 31, 1999, compared to $2.5 million for the same period in 1998. This cash was used primarily to fund increasing levels of research and development, general and administrative activities and costs related to the merger with GeneMedicine. The Company's capital expenditures were $5.3 million in the nine months ended March 31, 1999, compared to $2.1 million in the same period of 1998. The majority of the expenditures made as of March 31, 1999 relate to construction of the Company's pilot manufacturing facility. The facility was completed in January 1999.

In June 1998, the Company obtained an $8.0 million line of credit from a commercial bank. As of June 30, 1998, the Company had drawn and converted $1.0 million of this line of credit into a term loan bearing interest at the prime rate plus 0.5%. The loan is payable in 42 equal monthly installments beginning July 31, 1998. An additional $5.9 million was drawn from the line of credit in the nine months ended March 31, 1999. Interest on $4.6 million of this amount is accrued and paid monthly and was converted into a term loan bearing interest at the prime rate plus 0.5% on December 31, 1998, payable in 42 monthly installments beginning January 31, 1999. On January 28, 1999, the Company amended the terms of the line of credit. Under the amended terms, the Company extended its remaining credit facility draws to March 31, 1999, from the original date of December 31, 1998, making the remaining $2.4 million of credit available through March 31, 1999. Draws of $1.3 million made after December 31, 1998 will be payable in 39 monthly installments beginning March 31, 1999. The Company fully utilized its line of credit with a final draw of $1.1 million in April 1999.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate collaborations and interest income will enable the Company to maintain its current and planned operations through calendar 2000. However, there can be no assurance that the Company will not require additional funding prior to such time.

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

Acquisition of GeneMedicine Research and Development Programs

There are seven primary GeneMedicine R&D programs that the Company acquired. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. Each of the programs have been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of gene therapy research and development. In the valuation model, it is assumed that for each program preclinical studies and clinical trials are successfully completed, regulatory approval to market the product is obtained, a marketing partner is secured and the Company is able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties.

The seven primary R&D programs that the Company acquired are valued as follows:

                                                                                        (in thousands)
     Cancer gene medicines (IL-2, IFN-(alpha), IL-12);.......................              $  8,100
     Hemophilia gene medicines (Factor VIII and IX);.........................                 1,240
     Growth Factor gene medicines (IGF-I);...................................                 5,180
     Pulmonary gene medicines (AAT GM);......................................                 1,730
     Vascular Growth Factor gene medicines (VEGF);...........................                 4,620
     Drug-controlled GeneSwitch(TM) technology;..............................                 3,930
     Nucleic Acid Programs/(APC);............................................                 1,070
                                                                                           --------
                                                                                            $25,870
                                                                                           ========

      Cancer gene medicines. The Company is currently working on three cancer gene medicines with Roche including IL-2, IFN-(alpha), and IL-12.

      The Company recently completed Phase I clinical trials for IL-2, and expects to begin Phase II trials in mid-1999. The Company recently announced the commencement of a Phase I/II trial on its IFN-(alpha) formulation for the treatment of head and neck cancer. An IND Application (Investigational New Drug) on its IL-12 product was filed in April 1999.

      Before a product can be successfully marketed, the Company's corporate partners must fund clinical studies and, if successfully completed, the market introduction of the cancer gene medicines. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2004.

      Management estimates that before the merger, GeneMedicine incurred approximately $17 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts will total more than $8 million over the next five years.

      Hemophilia gene medicines (Factor VIII & IX). Management estimates that before the merger, GeneMedicine incurred approximately $10 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts will total more than $5 million over the next four years.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete preclinical animal studies and human Phase I safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2005.

      Growth Factor gene medicines (IGF-I). The Company is developing the IGF-I gene medicine for the treatment of post-menopausal female incontinence.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete human Phase I safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase lll human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007.

      Management estimates that before the merger, GeneMedicine incurred approximately $10 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts related to the IGF-I program will total approximately $12 million over the next six years.

      Pulmonary gene medicines (AAT GM). The Company is working on the development of a gene medicine intended to treat alpha-1-antitrypsin ("AAT") deficiency, a significant contributor to the development of emphysema.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007.

      Management estimates that before the merger, GeneMedicine incurred approximately $1 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts related to the (AAT
GM) program will total approximately $16 million over the next seven years.

      Vascular Growth Factor gene medicines (VEGF). The Company is developing a vascular endothelium growth factor ("VEGF") gene medicine to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007.

      Management estimates that before the merger, GeneMedicine incurred approximately $6 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts related to the angiogenesis program will total approximately $11 million over the next seven years.

      Drug-controlled GeneSwitch(TM) Technology. The Company is developing proprietary systems designed to control the level, duration, fidelity and reproducibility of expression of administered genes.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete Phase I human safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase lll human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2008.

      Management estimates that before the merger, GeneMedicine incurred approximately $2 million in research and development expenses directly related to this program, and expects that the remaining R&D efforts related to the GeneSwitch technology development program will total approximately $10 million over the next seven years.

      Nucleic Acid Programs (APC). The Company is performing research related to opportunities in the field of nucleic acid vaccines.

      Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete preclinical animal studies and Phase I human safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2008.

      Management estimates that before the merger, GeneMedicine incurred approximately $4 million in research and development expenses directly related to this program. Management expects that the remaining R&D efforts related to the APC vaccine/immunotherapeutic technology development program will total approximately $13 million over the next eight years.

      Summary. Before the merger, over the past five years, GeneMedicine incurred approximately $50 million of R&D expenses in the development of its current R&D programs. Costs to complete these projects could aggregate to approximately $75 million over the next five to seven years. The Company expects that gene medicines (which utilize its proprietary developmental-stage technologies) will obtain FDA approval beginning at various times beginning in 2005 through 2008. If such gene medicines are successfully completed, the Company will receive a royalty on the product sales.

      The nature of the efforts required to develop the acquired in-process R&D into technologically feasible and commercially viable products principally relate to the successful performance of additional preclinical studies and clinical trials. Though the Company expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. While the expectations and promise of gene therapy are great, clinical efficacy has not yet been demonstrated. Many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies, but there are currently no marketed gene therapy products and none are expected for the next several years.

Other Acquired Technology

      On April 27, 1999, the Company announced the acquisition of rights and intellectual property related to the del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The acquisition of del-1 substantially strengthens the Company's product development in the area of cardiovascular disease.

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

In its evaluation stage, the Company determined that it would be required to upgrade or replace a portion of its accounting software to a Y2K compliant version. The accounting software upgrade was completed in February 1999.

In addition to the accounting system upgrade, the Company has reviewed its key informational, operational and manufacturing systems and has determined the Y2K issue will not pose significant operational problems for its business activities.

The Company has also substantially completed communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own Y2K issues. The Company has determined, as of March 31, 1999, that no significant issues exist that would cause it to believe that it cannot continue to use the services of these third parties. However, if such suppliers or other third parties with which the Company transacts business experience failures in their computer systems or equipment due to Y2K non-compliance, it could affect the Company's ability to process transactions or engage in ordinary business activities.

The financial impact of the required upgrades and conversion of computer software relating to the Y2K issue was less than $20,000. All costs to date, have been expensed as they are incurred. However, the costs incurred to date, do not take into account the costs, if any, that might be incurred as a result of Y2K related failures that occur despite the Company's implementation of its Y2K plan.

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

PART II:        OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS
                -----------------
                None

Item 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS
                -----------------------------------------
                None

Item 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------
                None

Item 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                ---------------------------------------------------
                On March 18, 1999, in connection with the Company's Special Meeting of Stockholders, the following proposal was voted on as follows:

                PROPOSAL 1: Proposal to approve the issuance of shares of common stock, $0.001 par value per share, of the Registrant, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of October 24, 1998, as amended, by and among the Registrant, GeneMedicine, Inc., a Delaware corporation ("GeneMedicine"), and Montana Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Registrant ("Merger Sub"), which provides for the merger of Merger Sub with and into GeneMedicine pursuant to which GeneMedicine will become a wholly-owned subsidiary of the Registrant.

The voting of stockholders was as follows:

                                          VOTES FOR               VOTES AGAINST            VOTES ABSTAINED
                                          ---------               -------------            ---------------
                                          7,740,588                  10,964                     6,200

Item 5.         Other Information
                -----------------
                None

Item 6.         Exhibits and Reports on Form 8-K
                ---------------------------------

a.              Exhibits
                  27    Financial Data Schedule (Exhibit 27 is submitted as an
                  exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

b.              Reports on Form 8-K
                On February 10, 1999, the Registrant filed a current report on Form 8-K to report that the Boards of Directors of the Registrant and GeneMedicine approved and executed Amendment No. 2 to Agreement and Plan of Merger and Reorganization, dated February 8, 1999 ("Amendment No. 2"). Amendment No. 2 provided that the Agreement and Plan of Merger and Reorganization (the "Reorganization Agreement"), may be terminated prior to the Effective Time (as defined in the Reorganization Agreement), whether before or after approval of the Merger by the stockholders of GeneMedicine, by either the Registrant or GeneMedicine if the Merger shall not have been consummated by March 31, 1999.

                On March 24, 1999, the Registrant filed a current report on Form 8-K to report that it had closed its merger with GeneMedicine on March 18, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Valentis, Inc.
                             ---------------
                             (registrant)




Date: May 15, 1999           /s/ Benjamin F. McGraw III
                             --------------------------
                             Benjamin F. McGraw III
                             President, Chief Executive Officer, and
                             Chairman of the Board of Directors



Date: May 15, 1999           /s/ Bennet Weintraub
                             ----------------------
                             Bennet Weintraub
                             Chief Financial Officer and Vice President Finance
                             (Principal Financial and Accounting Officer)

                                 VALENTIS, INC.

                                  EXHIBIT INDEX



     27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).