Form 10-K
period 1999-06-30
VALENTIS INC
filed 1999-09-28
CIK 932352

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22987
                            ------------------------

                                 VALENTIS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3156660
        (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)

      863A MITTEN RD., BURLINGAME, CA                     94010
       (Address of principal offices)                  (Zip Code)

                                 (650) 697-1900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:            NONE
Securities registered pursuant to Section 12(g) of the Act:            COMMON
STOCK, PAR VALUE $.001

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation System on September 10, 1999 was $160,970,518.

    The number of registrant's Common Stock outstanding, as of September 10, 1999 was 26,347,144.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement which will be filed with the Commission pursuant to Section 14A in connection with the 1999 meeting of stockholders are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the captions "Risk Factors" as well as those under in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

    Valentis, Inc. develops proprietary technologies and applies its preclinical and early clinical development expertise to create novel therapeutics. The Company's core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improved the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics (peptide-like small molecules), antibodies and replicating and non-replicating viruses. These technologies are covered by a broad patent portfolio that includes issued U.S. and European claims. Valentis' commercial strategy is to enter into corporate collaborations for full-scale clinical development and marketing and sales of products. Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

    - Roche Holdings Ltd. ("Roche") for cancer immunotherapeutics,

    - Eli Lilly & Co. ("Lilly") to develop treatments for breast and ovarian cancer using the BRCA1 gene,

    - Glaxo Wellcome plc ("Glaxo Wellcome") to develop a treatment for cystic fibrosis using the CFTR gene,

    - Transkaryotic Therapies Inc. for PEGylation of certain proteins,

    - Onyx Pharmaceuticals Inc. for a PEGylated virus-based cancer therapeutic,

    - Bayer Corporation for a PEGylated Factor VIII, and

    - DSM Biologics and Qiagen N.V. for plasmid manufacturing

    On March 18, 1999, the Company (formerly Megabios Corp.) completed its merger with GeneMedicine, Inc. ("GeneMedicine") and the Company was subsequently renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the Company's common stock. This resulted in the issuance of approximately 9.1 million additional shares of the Company's common stock, valued at $38.7 million. The goal of this merger is to create a leading company in plasmid-based therapeutics, or gene medicines.

    With the acquisition of London-based PolyMASC Pharmaceuticals plc ("PolyMASC"), in August 1999, Valentis expanded its delivery technologies and has a more diversified portfolio of products in clinical and preclinical development. The acquisition broadened Valentis' intellectual property portfolio in biologics delivery, creating what is believed to be the first company offering a broad array of technologies and intellectual property in biologics delivery. This resulted in the issuance of approximately 4.2 million additional shares of the Company's common stock, valued at $19.8 million.

    Valentis now has a full range of delivery systems for biologic products, including genes, proteins, peptides, peptidomimetics, antibodies and replicating and non-replicating viruses. This expanded portfolio of delivery technologies allows Valentis to maintain its focus on creating improved versions of currently marketed products as well as solving safety, efficacy and compliance issues with proteins and antibodies in development. The merger also expanded the Company's gene delivery technologies to include clearly differentiated delivery systems for replicating and non-replicating viruses.

    PolyMASC, a wholly owned subsidiary of Valentis, will continue to operate in its London location and focuses primarily on research and preclinical development of PEGylation technologies and products.

SCIENTIFIC AND INDUSTRY BACKGROUND

GENES AND GENE-BASED THERAPEUTICS

    Gene therapy is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene-based therapy to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect or be secreted into the bloodstream to have a systemic effect. Most gene-based therapies utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, and uptake by, the target cell.

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

    Valentis is developing a broad technology platform consisting of several IN VIVO, non-viral, or plasmid-based, gene delivery systems. Each delivery system consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression and is designed to control expression of the therapeutic gene in the cell; and (ii) lipids, polymers and/or other non-viral agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration, including inhalation, intravenous administration, intratumoral or intramuscular or intraperitoneal administration. These traditional modes of administration are familiar to physicians and may be more convenient and cost effective than EX VIVO approaches.

    In most of the Company's gene delivery systems, the Company combines negatively charged DNA with novel, positively charged and neutral lipids to form tightly bound DNA: lipid complexes. These complexes can be manufactured at large-scale to produce high purity, stable products. The Company's other gene delivery systems utilize polymers or peptides to facilitate the delivery of DNA plasmids.

    The Company believes its proprietary plasmid-based gene delivery systems have advantages over many other gene delivery systems. The Company's DNA:lipid complexes have been shown to produce therapeutically relevant protein levels that persist for up to two months in animal studies. In addition, the Company's gene delivery systems can preferentially target specific tissues and cell types and can be handled and administered like traditional pharmaceuticals. The Company has demonstrated that it can produce clinical-grade DNA plasmids, DNA:lipid complexes and formulations under controlled conditions, and has developed manufacturing and production methods designed to be scaled to meet commercial requirements.

    Valentis has tested its gene delivery systems in hundreds of IN VIVO preclinical experiments and in certain early clinical trials. Valentis' delivery systems allow for repeat administration of gene-based therapeutics for the treatment of chronic diseases, such as cystic fibrosis and cancer. While the results of preclinical animal studies may not predict safety or efficacy in humans, when further clinical trials are conducted, the Company believes that its experience in preclinical and early clinical development will enable it to accelerate the development of gene-based therapeutics and thereby attract corporate partners.

VALENTIS' IN VIVO, PLASMID-BASED GENE DELIVERY APPROACH

    The Company believes its proprietary plasmid-based gene delivery systems may have the following benefits:

    - THERAPEUTICALLY RELEVANT GENE EXPRESSION. Valentis has developed DNA plasmids that, following their formulation with lipids or polymers and administration to animals, produce therapeutically relevant protein levels that persist for up to two months. Following intravenous administration to mice of the gene for a commercially available cytokine, the cytokine was detected in the blood at levels consistent with those required for therapeutic effect. Similarly, following aerosol administration to primates of the therapeutic gene to treat cystic fibrosis, the resulting protein was produced in the correct cell type (lung epithelial cells) at levels believed to be therapeutic.

    - TISSUE-SPECIFIC GENE DELIVERY AND EXPRESSION. The Company believes that its gene delivery systems can target specific tissues and cell types. In preclinical studies, the Company has demonstrated that various formulations are taken up selectively by (i) ciliated epithelial cells lining the airways of the lungs following aerosol administration, (ii) vascular endothelial cells lining the blood vessels of several tissues, including lung, heart, spleen and lymphatic tissues, following intravenous administration, (iii) solid tumors following direct administration either into the tumor or other local tissues, (iv) circulating macrophages following intravenous administration and (v) muscle cells following direct injection. In a preclinical study to test the pattern of uptake of two intravenous formulations, one formulation resulted in over 90% of observable gene expression in the vascular endothelial cells of the lungs, while the other formulation resulted in over 90% of observable gene expression in the spleen. In addition, following direct injection in animals, the Company's formulations have been demonstrated to result in transfection of solid tumors, muscle and brain tissue.

    - EASE OF HANDLING AND ADMINISTRATION, STABILITY AND SCALABLE MANUFACTURING METHODS. The Company's gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals. Valentis has demonstrated that it can produce clinical-grade DNA plasmids, DNA:lipid complexes and formulations under controlled conditions. In addition, Valentis has developed manufacturing and production methods designed to be scaled to meet commercial requirements and has produced DNA plasmids at a contract manufacturer at the 3,000-liter scale.

    - IMPROVED SAFETY PROFILE. Valentis has tested its gene delivery systems in hundreds of IN VIVO, preclinical experiments and in certain early clinical trials. In animal models, the Company's aerosol gene delivery systems do not appear to cause the same inflammation that has been seen following the aerosol administration of other companies' lipid- based gene delivery systems. Due to its improved safety profile, Valentis believes that its gene delivery systems may allow for repeat administration of gene-based therapeutics for the treatment of chronic diseases, such as asthma and other inflammatory conditions.

PEGYLATION TECHNOLOGIES

    The primary technological focus of PolyMASC Pharmaceuticals, which was acquired by Valentis in August 1999, is the creation of improved biologics through the application of PEGylation technologies. PEGylation is an established technology that involves the attachment of the polymer polyethyleneglycol ("PEG") to therapeutics to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy. PEGylation also masks biologics from the immune system. Both recognition by antibodies (antigenicity) and stimulation of immune responses (immunogenicity) are reduced.

    PolyMASC's proprietary technologies are based on novel patented Molecule Altering Structural Chemistry (MASC) techniques for attaching polymers to other molecules or to carrier systems for pharmaceuticals. The MASC family of technologies is not restricted to use with PEG. However, current applications are focused on PEG because it has an excellent safety record and is already approved for administration to humans. The attachment of PEG chains has the potential to add considerable value to many pharmaceuticals, particularly proteins and peptides. As well as making them longer acting and less visible to the body's immune system, PEGylation reduces wastage of the valuable active element of the therapy. The technology can also be used to link molecules together. This has an application for the assembly of new pharmaceutical agents.

    PolyMASC's PEGylation differs from certain other methods in that it links only PEG to the target and avoids damaging coupling conditions. The direct linkage circumvents a range of problems introduced by linker groups. PolyMASC's linkerless technique has what the Company believes to be an excellent record in the conservation of bioactivity (and hence therapeutic activity) of delicate targets.

    PolyMASC has developed a number of proprietary applications for its technologies as follows:

    -      protoMASC-TM---     a process of masking protein or peptide pharmaceuticals to slow clearance from the body which gives excellent retention of biological activity;

    -      viraMASC-TM---      a process for coating viruses to increase efficacy in gene therapy and the treatment of cancer;

    -      antiMASC-TM---      a process for cloaking anti-tumor antibody fragments to delay clearance by the body which provides improved tumor localization and penetration;

    -      lipoMASC-TM---      a process for coating liposomes, hollow lipid droplets, which leads to significantly improved tumor localization and has application in the delivery of anti-cancer agents.

    PolyMASC's technologies are covered by a family of patents and patent applications filed in all major jurisdictions. Currently, none of the products using the Company's PEGylation technologies has completed clinical trials.

CORPORATE COLLABORATIONS

    Valentis has collaborative research and development corporate agreements and is actively seeking additional collaborations with pharmaceutical and biotechnology companies. In addition, the Company has a manufacturing collaboration based on Valentis' proprietary methods for the manufacture of DNA plasmids and DNA:lipid complexes, creating the first contract facility that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. Many of the Company's potential partners have identified therapeutic genes, but Valentis believes many such companies do not possess the technology or the know-how to develop gene-based therapeutics. In entering corporate collaborations, the Company seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene-based therapeutics and access to its development expertise.

ROCHE HOLDINGS LTD. ("ROCHE")

    Pursuant to the merger with GeneMedicine, Inc. in March 1999, Valentis acquired rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim, and now a subsidiary of Roche, originally signed in February 1995, providing for research and development of gene medicines to treat head and neck tumors and melanoma (the "Corange Agreement").

    In August 1998, the Corange Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, Interferon-ALPHA or IL-12 genes for the treatment of cancer, and required the Company to conduct a Phase II clinical trial of the IL-2 gene medicine, and a Phase I/II clinical trial for each of the Interferon-ALPHA and IL-12 gene medicines. As part of the amendment, the Company received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. The Company also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to the Company by February 1, 2000 and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study.

    If the Company continues to meet the milestones for the development of gene medicines under the Corange Agreement, the Company may be entitled to milestone payments. If Valentis fails to reach certain milestones by 2002, it may have to fund an additional year of research at its own expense, not to exceed $5 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of profits by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

    Also through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche renamed Roche Biosciences, for its cationic lipid gene delivery technology (DOTMA) for IN VIVO gene therapy uses. The rights under this agreement continue even though the original agreement with Roche Biosciences ended.

ELI LILLY & COMPANY

    In May 1997, the Company entered into a corporate collaboration with Lilly to develop gene-based therapeutics administered via direct injection or into the intraperitoneal cavity using BRCA1, a gene that has been identified as a putative tumor suppressor in diseased cells in breast and ovarian tissue. When a tumor suppressor gene, such as BRCA1, is missing or defective, a cell may replicate uncontrollably, resulting in the formation of a tumor. Various scientific publications have associated defects in BRCA1 with breast, ovarian and prostate cancers. Increased expression of the BRCA1 gene in diseased tissue may inhibit or prevent the uncontrolled cell growth associated with cancer, without causing any adverse effect in normal cells.

    Under the agreement, Lilly receives the exclusive worldwide rights to develop, make, use and sell gene-based therapeutics incorporating BRCA1 resulting from the corporate collaboration. Lilly is responsible for conducting clinical trials, large-scale clinical and commercial manufacturing, and sales and marketing of any gene-based therapeutics resulting from the corporate collaboration. In July 1999, the Lilly agreement was extended through November 1999 when preclinical work is expected to be substantially completed. At that time, based on the results of preclinical research and development, Lilly will determine if it will extend the agreement and begin clinical testing of BRCA1 gene therapy.

GLAXO WELLCOME PLC

    In April 1994, the Company entered into a corporate collaboration with Glaxo Wellcome to develop a gene-based therapeutic for the treatment of cystic fibrosis. Data from preclinical studies conducted to date demonstrate expression of the human form of the cystic fibrosis transmembrane regulator ("CFTR") gene in the lungs of non-human primates in the appropriate cell type with no evidence of inflammation. In addition, approximately 20% of the target cells were shown to produce CFTR protein six weeks after a single aerosol administration, which exceeds the level believed to be required for achieving a therapeutic effect. The Company has completed its obligations under this collaboration and may receive milestones and royalties on product sales, if any.

    In June 1997, Glaxo Wellcome commenced a Phase I/II clinical trial in cystic fibrosis patients using a Valentis gene delivery system. The trial, which was completed in October 1998, delivered the CFTR gene to the nasal passages of cystic fibrosis patients. The product was evaluated in a double blind, dose escalation study in eleven adult CF patients. The clinical research team saw no evidence of adverse blood chemistry parameters and no evidence of inflammation as a result of treatment. They examined a comprehensive panel of biochemical markers of inflammation and found that the treatment did not elicit any significant alterations in these parameters. Vector-specific plasmid was detected at up to five days post-treatment in several patients, after lavage of the nasal passages. Also reported was a possible trend toward correction of the CFTR--mediated chloride defect in the treated side of the nose, as compared with the untreated side. In this study, levels of vector-specific mRNA were not detectable.

    Glaxo is continuing to work on the program at its research facilities in England. Valentis expects no announcements to be made by Glaxo during the course of their development work.

TRANSKARYOTIC THERAPIES ("TKT")

    In November 1997, PolyMASC and TKT signed a licensing agreement for the development of a PEGylated protein pharmaceutical with an option, now exercised, to extend the license to a second protein pharmaceutical Under the terms of the agreement, TKT will develop the PEGylated proteins and PolyMASC will supply the activated PEG species required to manufacture the PEGylated protein. The goal of the collaboration is to develop proteins with an increased circulating half-life, which will allow for longer intervals between administrations.

ONYX PHARMACEUTICALS ("ONYX")

    In June 1997, PolyMASC and Onyx entered into a collaborative agreement for PolyMASC to develop a PEGylated version of Onyx's ONYX-015 cancer therapeutic in development, and in April 1999, PolyMASC and Onyx signed a non-exclusive license for PEGylated versions of replicating adenoviruses. Under the terms of the agreement, Onyx has the right to develop PEGylated replicating adenoviruses, and PolyMASC will supply the activated PEG species required to manufacture the PEGylated virus. The goal is to assist ONYX-015 in treating not only primary tumors but also sites of metastases.

BAYER CORPORATION ("BAYER")

    In August 1999, PolyMASC and Bayer entered into an agreement whereby Bayer will fund a feasibility study on the development of Factor VIII for hemophilia A using PolyMASC's proprietary ProtoMASC-TM- technology. The study is being done in order for Bayer to determine whether to enter into a broader agreement which could lead to clinical and commercial development of a chemically modified Factor VIII.

DSM BIOLOGICS--QIAGEN N.V.

    In September, 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) formed an alliance focused on the manufacture and supply of plasmid DNA and lipid:DNA complexes to the gene therapy industry. In May 1999 Qiagen N.V. joined the manufacturing alliance. The goal of this alliance is to provide the emerging gene therapy and genetic vaccination industry with early access to a reliable, accepted contract manufacturing services platform.

    Valentis is contributing its process technologies and its expertise in DNA formulation and manufacturing to the collaboration. DSM brings manufacturing experience as a supplier of contract manufacturing services, serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force.

    The agreement between the parties is intended to be the exclusive vehicle through which the parties will provide services in the area of contract cGMP manufacturing of plasmid and formulated DNA for genetic vaccination and gene therapy purposes. Qiagen has begun marketing these contract manufacturing services to the gene therapy and genetic vaccination industry in lot sizes of up to the 3,000-liter fermentation scale. In addition, Qiagen and Valentis intend to continue to develop and improve these large-scale processes for plasmid DNA manufacturing.

    This manufacturing method has already been used to produce material for a Phase I/II trial for cystic fibrosis conducted by Valentis' partner, Glaxo Wellcome, and a Phase I/II study for metastatic melanoma, conducted by Valentis and its academic collaborators at the University of Colorado Health Sciences Center.

    Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands in return for license and milestone fees. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. This arrangement could provide revenue for Valentis in advance of the launch of commercial gene-based products.

PFIZER INC

    In May 1996, the Company entered into a corporate collaboration with Pfizer Inc ("Pfizer") to develop a gene-based therapeutic for the treatment of solid tumors using gene delivery systems which are designed to deliver genes that inhibit angiogenesis. In December 1997, Pfizer decided to discontinue its research and development program to develop gene-based therapeutics to treat cancer via angiogenesis inhibition. Under the terms of the agreement with Pfizer, Pfizer continued funding the program through May 31, 1998. The Company has continued to advance the anti-angiogenesis program and is seeking a new corporate partner.

    The Company is highly dependent upon its corporate collaborations with Roche, Lilly and Glaxo. There can be no assurance that research funds under the Roche or Lilly agreements or milestone payments contemplated by any of the Company's corporate collaborations will be received, that the Lilly Agreement will be extended, or that any of these corporate collaborations will result in successfully commercialized products and the receipt by the Company of related royalty revenues. Should the Company fail to receive research funds or should milestones set forth in any or all of the Roche, Lilly or Glaxo agreements not be achieved, or should Roche, Lilly or Glaxo breach or terminate their respective agreements, the Company's business, financial condition and results of operations will be materially adversely affected. The Company will also need to enter into additional corporate collaborations, and there can be no assurance that the Company will be able to do so on favorable terms, or at all. Should any corporate partner fail to develop or commercialize successfully any product to which it has obtained rights from the Company, the Company's business, financial condition and results of operations may be materially adversely affected.

ACADEMIC LICENSES

    Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. The Company believes that such institutions are an important source of breakthrough technologies and intends to enter into additional licensing arrangements to expand its core technologies.

REGENTS OF THE UNIVERSITY OF CALIFORNIA

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

    In addition, the Company has an exclusive worldwide license from The Regents for patent rights covering certain gene delivery technology as well as lyophilized, formulated DNA compositions ("The Second Regents License"). Under The Second Regents License, the Company paid a license fee to The Regents and is obligated to pay maintenance fees and to make payments upon the earlier to occur of specified dates or completion of certain clinical milestones, and royalties on product sales, if any. The Regents may terminate the license or convert it to a nonexclusive license upon 90 days notice if the

Company fails to meet certain milestones. In addition, The Regents may also terminate the license upon 90 days notice for a material violation or material failure to perform any covenant under the license.

VANDERBILT UNIVERSITY ("VANDERBILT")

    Valentis has an exclusive, worldwide license from Vanderbilt to certain gene delivery technologies and improvements developed by Dr. Kenneth Brigham ("First Vanderbilt License"). The license pertains to rights under certain patents and patent applications covering cationic lipid-mediated gene delivery used for gene therapeutic products and gene-based vaccines that are administered to patients systemically or by inhalation. Under the terms of the First Vanderbilt License, the Company paid a license fee to Vanderbilt and is obligated to pay maintenance fees, to make payments upon the achievement of certain milestones and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license or convert it to a nonexclusive license if the Company fails to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

    Valentis also has an exclusive license from Vanderbilt covering Vanderbilt's interest in the del-1 gene and protein ("Second Vanderbilt License"). Valentis acquired the Second Vanderbilt License by assignment from Progenitor, Inc. as part of the purchase of the del-1 rights held by Progenitor in April 1999. Under the terms of the Second Vanderbilt License, the Company is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license if the Company fails to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

NATIONAL JEWISH MEDICAL RESEARCH CENTER ("NJMRC")

    The Company has obtained an exclusive license from the NJMRC for patent rights related to the non-viral delivery of a cytokine gene and a superantigen gene for the treatment of cancer (the "NJMRC License"). Under the terms of the NJMRC License, the Company has paid a license fee and is obligated to make payments upon the completion of certain clinical milestones and royalty payments on sales of products, if any. The Company has certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. NJMRC may terminate the license or convert it to a nonexclusive license if the Company fails to meet certain milestones. However, the date by which such milestones must be completed may be extended by the Company for up to 3 years upon payment of a specified fee for each year a date is extended. In addition, NJMRC may also terminate the license for a material violation or material failure to perform any covenant under the license.

UNIVERSITY OF PITTSBURGH MEDICAL CENTER ("UPMC")

    In March of 1998, the Company entered into a licensing and collaboration agreement with the UPMC through which the Company obtained an exclusive license to certain patent rights in the field of viral and non-viral gene-based therapy for rheumatology (the "UPMC License and Collaboration Agreement"). Under the terms of the UPMC License and Collaboration Agreement the Company issued 117,555 shares of Common Stock in exchange for the exclusive license to these patent rights. The Company is not obligated to pay additional royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but is required to share revenue with UPMC at a specified rate upon sublicense of rights in the field of viral gene therapy. Under the terms of the UPMC License and Collaboration Agreement, the Company is obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that the Company fails to commit resources to the development of products in the field of rheumatology. In addition, the UPMC License and Collaboration

Agreement established collaborations between the Company and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration will be included in the exclusive license to the Company described above at no additional cost to the Company. The value of the common stock issued in the transaction was $1.5 million, which was expensed to research and development during the period because the technology was not complete at the date of acquisition.

STANFORD UNIVERSITY ("STANFORD")

    The Company has obtained an exclusive license to patent rights from Stanford relating to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases (the "Stanford License"). Under the terms of the Stanford License, the Company has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Stanford License, the Company has certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. Stanford has the ability to terminate the license or convert it to a nonexclusive license if the Company fails to meet certain milestones. In addition, Stanford has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

BAYLOR COLLEGE OF MEDICINE ("BAYLOR")

    The Company has three license agreements with Baylor pursuant to which the Company has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation technology, including the GeneSwitch-TM- gene regulation system, as well as access to certain additional technologies ("Baylor Licenses"). Under the terms of the Baylor Licenses, the Company issued to Baylor 2,100,000 shares of Common Stock in partial consideration for the exclusive and non-exclusive rights granted under the licenses. In addition, the Company issued to Baylor a promissory note in the amount of $905,000. The Company is required to pay Baylor a royalty based on amounts received by the Company for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

ACADEMIC COLLABORATIONS

UNIVERSITY OF PITTSBURGH MEDICAL CENTER

    Valentis has established exclusive collaborations with several researchers at the UPMC including Drs. Joseph Glorioso, Christopher Evans and Paul Robbins for the research and development of gene medicines in the field of rheumatology. In addition, Valentis has an exclusive license to patent rights held by UPMC in the field of viral- and plasmid-based therapy for rheumatology applications.

    In a separate agreement, Dr. Joel Greenberger is conducting preclinical studies focused on the use of an MnSOD gene, delivered using Valentis' proprietary delivery and expression technology, for the treatment of esophagitis and mucositis associated with radiation and/or chemotherapeutic toxicity.

UNIVERSITY OF KUOPIO

    Valentis is currently working with Dr. Seppo Yla-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland. Dr. Yla-Herttuala is conducting two physician-initiated Phase II trials (i) for treating restenosis related to peripheral vascular disease, and (ii) for treating restenosis related to coronary artery disease. Valentis is providing its proprietary DOTMA cationic lipid gene delivery system for study with the Institute's plasmids encoding a vascular endothelial growth factor (VEGF).

UNIVERSITY OF COLORADO, HEALTH SCIENCES

    Valentis is conducting a physician-sponsored Phase I/II clinical study in melanoma patients using Valentis' IL-2/Superantigen-B gene medicine with Dr. Pat Walsh.

NATIONAL JEWISH MEDICAL RESEARCH CENTER

    Valentis is collaborating with Dr. Steven Dow to develop anti-angiogenic gene medicines and cancer immunotherapeutics. Dr. Dow is conducting studies in dogs with osteosarcoma and other diseases.

STANFORD UNIVERSITY

    Valentis has established a consulting relationship with Dr. Thomas Quertermous, Chief, Cardiovascular Medicine at Stanford University, in the field of angiogenesis. Dr. Quertermous is the co-discoverer of the del-1 gene, co-owned by Valentis, and will work with Valentis on the preclinical development of the del-1 gene medicine.

VANDERBILT UNIVERSITY--DR. KENNETH L. BRIGHAM

    Valentis has been collaborating with Dr. Brigham for the past four years and was recently awarded a Phase II SBIR grant which will be used to fund research conducted in collaboration with Dr. Brigham on the utility of the AAT gene medicine in inflammatory lung diseases.

BAYLOR COLLEGE OF MEDICINE--DRS. BERT O'MALLEY AND ROBERT SCHWARTZ

    Drs. Bert O'Malley and Robert Schwartz collaborate with Valentis on selected projects. Dr. O'Malley's focus is on improving the GeneSwitch-TM- gene regulation technology, and Dr. Schwartz collaborates with Valentis in the area of muscle expression systems and animal health.

RUSH PRESBYTERIAN/INDIANA UNIVERSITY

    Valentis has established research and consulting relationships with Drs. Jim Kerns and Linda Brubaker at Rush Medical College in Chicago, Illinois and with Dr. Tom Benson from Indiana University to evaluate the Company's gene medicines for treatment of urinary stress incontinence, a prevalent condition in post-menopausal women.

UNIVERSITY OF SOUTHERN ALABAMA--DR. DAVID DEAN

    Dr. Dean is collaborating with Valentis on improving the Company's understanding of nuclear localization of DNA.

UNIVERSITY OF MARYLAND--DR. BERT O'MALLEY, JR.

    Dr. O'Malley completed the U.S. Phase I clinical trial using the IL-2 gene medicine for the treatment of head and neck cancer and is collaborating on preclinical studies to evaluate combination therapies in terminal tumor models.

VALENTIS' PRODUCT DEVELOPMENT PROGRAMS

    Valentis is developing gene delivery systems based on three broad classes of delivery enhancing materials: lipids, polymers and peptides. Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems in animals. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration and also to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Valentis is using its proprietary cationic lipid gene delivery systems in several of its gene medicines intended for the treatment of cancer. In addition, Valentis' academic collaborators are employing cationic lipid gene delivery systems in three physician-initiated clinical trials: a completed Phase I clinical trial to deliver genes to cells lining the airways; and two Phase II clinical trials to deliver genes to endothelium cells lining the blood vessels of muscle tissue and of the heart.

    Valentis has also developed gene delivery systems that employ polymers which, in certain formulations for conventional drugs, are approved for human use. Valentis has shown that these polymers interact with plasmids and facilitate the delivery of genes into muscle cells or tumor cells after IN VIVO administration. Valentis is employing its proprietary polymeric PINC-TM-, (for Protective, Interactive, Non-Condensing) gene delivery system, in its IGF-I gene medicine and in two gene medicines intended for the treatment of cancer. Valentis' scientists have demonstrated in animal models that the use of polymeric PINC-TM- gene delivery systems can lead to a significant increase in both the level and the reproducability of proteins produced in muscle compared to the administration of plasmids formulated in saline, or "naked" DNA.

    Valentis is also creating and developing gene delivery systems made up of short synthetic peptides and peptides containing simple sugars or glycopeptides. The peptides are designed to bind to plasmid DNA to form a tightly compacted complex, which Valentis believes is important for DNA to enter certain types of cells. The glycopeptides are designed to interact specifically with natural receptors present on the surfaces of target cells and to effect the entry of plasmid DNA into those cells. In addition, Valentis' peptides can be utilized in combination with other materials such as cationic lipids. Valentis has exclusive and co-exclusive rights to materials in each of the foregoing classes used for gene delivery systems.

    The Company has identified a number of potential therapeutic applications for its technologies and has developed several gene delivery systems that can use a variety of therapeutic genes. In each case, the delivery and expression system developed for a specific product can be used in combination with other therapeutic genes to create multiple product opportunities for the same indication. The table below summarizes the Company's leading product candidates, potential therapeutic indications and their stage of development:

PRODUCT CANDIDATE                                 INDICATIONS                  DEVELOPMENT STAGE(1)      PARTNER
-----------------------------------  -------------------------------------  --------------------------  ----------
CANCER
Interleukin-2 ("IL-2").............  Solid tumors and metastases                     Phase II             Roche
Interferon-alpha ("IFN-ALPHA").....  Solid tumors and metastases                    Phase I/II            Roche
Interleukin-12 ("IL-12")...........  Solid tumors and metastases                    Phase I/II            Roche
IL-2/superantigen B................  Solid tumors and metastases                    Phase I/II
BRCA-1.............................  Breast and ovarian cancer                     Preclinical            Lilly
dnDel-1 (anti-angiogenesis)........  Solid tumors and metastases                   Preclinical
Anti-angiogenesis gene medicine....  Solid tumors and metastases                   Preclinical
Systemic (IV) cytokine.............  Pulmonary metastases                          Preclinical
Superoxide dismutase...............  Radioprotection/chemoprotection               Preclinical

CARDIOVASCULAR DISEASE
VEGF...............................  Restenosis (CAD/PVD)                            Phase II
Del-1..............................  PVD/CAD                                       Preclinical
eNOS...............................  Transplant rejection                          Preclinical
eNOS...............................  Restenosis                                    Preclinical

LUNG DISEASE
CFTR...............................  Cystic fibrosis                           Phase I/II completed       Glaxo
AAT................................  AAT deficiencies                          Phase I/II completed
RHEUMATOLOGY.......................  RA, OA, cartilage repair                      Preclinical
NEUROMUSCULAR DISORDERS
IGF-1 "Xeragen-TM-"................  Urinary stress incontinence                   Preclinical

------------------------

(1) "Phase II" indicates that the compound is being tested in humans for indications of biological activity in a limited patient population.

    "Phase I/II" indicates that the compound is being tested in humans for safety and preliminary indications of biological activity in a limited patient population.

    "Preclinical" indicates that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.

    "Research" includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in IN VITRO and IN VIVO testing.

CANCER

    Valentis' most advanced programs are in the field of cancer immunotherapy. Three genes are being tested under the agreement the Company has with Roche.

    In June 1999, the Company initiated a multi-center Phase II clinical trial with its IL-2 gene therapy for the treatment of squamous cell carcinoma of the head and neck. The trial will evaluate the safety and efficacy of the IL-2 gene medicine compared to conventional therapy in approximately 80 patients who have failed first line chemotherapy.

    More than 40,000 patients in the United States and 75,000 patients in Europe are diagnosed with head and neck cancer each year. While head and neck cancers are slow to metastasize, current therapies do not provide effective treatment, as evidenced by the fact that recurrence of the tumor is common and mortality in the first five years after diagnosis is approximately 30 percent. The IL-2 gene medicine is intended to reduce disease recurrence and to extend survival.

    In June 1998, Valentis announced positive results from two Phase I/II clinical trials involving its IL-2 gene medicine. The two studies were conducted at Johns Hopkins University and in Germany in 25 head and neck cancer patients. The results of the studies showed that the IL-2 gene medicine was safe and well tolerated, with documented evidence of gene expression for greater than 7 days.

    The IL-2 gene medicine is comprised of a plasmid encoding the human IL-2 gene and a proprietary cationic lipid gene delivery system that enhances uptake of the gene into the target cells after direct intratumoral injection. This product is designed to provide sustained, localized expression of the IL-2 protein and to promote a local and systemic immune response against the tumor. The use of a non-viral gene delivery system is intended to enable repeat administration of genes in a safe and effective manner.

    IL-2 is an important human protein that has multiple functions in the body's immune response to foreign pathogens and tumors. The application of the recombinant protein in the treatment of cancer is limited by its short half-life and by significant toxicity when administered systemically. In contrast, the IL-2 gene medicine is designed to initiate sustained production of the IL-2 protein within the tumor mass and elicits an immune response while avoiding the potentially harmful systemic levels of the IL-2 protein.

    In addition to the IL-2 gene medicine, Valentis is developing IFN-CALPHA and IL-12 gene medicines. Valentis has incorporated both the IFN-CALPHA and IL-12 genes into the Company's proprietary polymer-based PINC-TM- gene delivery system. The gene medicines are formulated as stable, single vial, freeze-dried products that are easily reconstituted and then injected to the patient intratumorally.

    IFN-CALPHA is being studied in a Phase I/II clinical trial which began in March 1999 to study safety and efficacy in 35 patients with squamous cell carcinoma of the head and neck at the University of Pennsylvania and at the University of Kentucky. The recombinant IFN-CALPHA protein is approved for use in a number of indications including malignant melanoma, hairy cell leukemia, AIDS-Related Kaposi's sarcoma, chronic hepatitis B and chronic hepatitis C. In contrast, the IFN-CALPHA gene medicine is designed for both local and systemic immunotherapy and also has been shown to provide an anti-angiogenic effect in preclinical cancer models.

    In July 1999, Valentis initiated a U.S.-based multi-center Phase I/II clinical trial with its IL-12 gene therapy also for the treatment of squamous cell carcinoma of the head and neck. The safety phase of the trial will be conducted at the Dana Farber Cancer Institute (Harvard University) and the University of Pennsylvania. Preclinical data demonstrate that local administration of the IL-12 gene medicine can induce a systemic immune response against cancer with a reduction in tumor growth or a complete remission in animals. By expressing the protein locally at the tumor site, Valentis expects the products to have therapeutic benefits against both primary tumors and well as their sites of metastases without the toxicity that has limited the utility of the IL-12 protein when given systemically.

    Valentis also initiated a Phase I/II clinical study of an IL-2/Superantigen-B combination gene medicine in May 1998 at the University of Colorado Health Sciences Center as a treatment for melanoma. The Phase I/II dose-ranging study is examining the safety of a two-gene combination, which is injected directly into tumors. The principal investigator for this trial is Dr. Pat Walsh from the University of Colorado Health Sciences Center. The costs of the trial are supported in part by a clinical grant from the National Cancer Institute. Researchers believe that the two-gene combination being tested may be more effective than either gene alone and may provide advantages over other immunotherapy approaches that have been tested.

    Preclinical studies on dogs with advanced cases of spontaneously occurring oral melanoma resulted in tumor regression and increased survival rates. Specifically, direct administration of this gene-based immunotherapeutic resulted in a systemic immune response to the tumors in the mouth and in some cases, their sites of metastasis. Based on these data, Valentis believes that this product may have applications in the treatment of other solid tumors such as breast, prostate and head and neck cancers.

    Valentis has exclusively licensed the patents covering the two-gene combination from National Jewish Medical and Research Center for use in non-viral gene therapy applications for cancer. The patents cover the delivery of a cytokine gene and a superantigen gene for the treatment of cancer.

    Under a 1997 agreement with Lilly, Valentis is developing a gene-based therapeutic administered via direct injection or into the intraperitoneal cavity using BRCA1, a gene that has been identified as a putative tumor suppressor in breast and ovarian cells. Preclinical work is expected to be completed by the fourth quarter of 1999.

    Valentis has conducted preclinical research into a number of other gene-based approaches to cancer including anti-angiogenesis. The Company is conducting research with a dominant negative mutant del-1 and other genes to determine whether using gene therapy to deliver genes that cut off the blood supply to tumors will shrink or eliminate both the primary tumor as well as any sites of metastasis. The Company is also researching whether systemic intravenous delivery of a cytokine will have an effect on controlling cancer and if a gene-based product can minimize the side effects occurring from traditional radiation and chemotherapy regimens.

CARDIOVASCULAR DISEASES

    In March 1998, a vascular endothelial growth factor ("VEGF") gene medicine employing Valentis' proprietary cationic lipid gene delivery system became the subject of two physician initiated Phase II angioplasty clinical trials, one for treating peripheral vascular disease and one for treating coronary artery disease. The product is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty. Dr. Seppo Yla-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland, is conducting the trials. Valentis is providing it's proprietary DOTMA cationic lipid gene delivery system for study with the Institute's plasmids encoding a VEGF.

    In April 1999, Valentis acquired the rights and intellectual property related to the del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral vascular disease and coronary artery disease.

    Del-1 is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. It has a distinct mechanism of action from other known angiogenic factors such as members of the vascular endothelial cell growth factor (VEGF) and fibroblast growth factor (FGF) families. Data indicate that recombinant del-1 is angiogenic in a mouse model of limb ischemia. A mutant form of del-1 has also been shown to have utility IN VITRO as an anti-angiogenic factor and may be useful for the treatment of certain cancers.

    Valentis has demonstrated that its proprietary gene delivery and expression systems can be used to deliver therapeutic genes that stimulate angiogenesis, resulting in gene expression at therapeutic levels for several weeks and the growth of new blood vessels in animal models of disease. The Company plans to initiate a Phase I/II clinical trial for a del-1 gene medicine for the treatment of peripheral vascular disease, and will be marketing the product to potential corporate partners.

    Valentis also acquired an exclusive worldwide license from Stanford University to intellectual property covering gene therapy for vascular degenerative disorders. The exclusive license from Stanford University covers a series of patents and patent applications directed to the use of genes that increase nitric oxide levels for the treatment of cardiovascular diseases, including eNOS, iNOS, VEGF and potentially others.

Valentis is using the eNOS gene for the development of gene-based therapeutic products for the treatment of restenosis following angioplasty and the inhibition of organ transplant rejection.

LUNG DISEASES

    A gene-based therapeutic for cystic fibrosis ("CF") is being developed in a collaboration with Glaxo Wellcome. A Phase I/II clinical trial, concluded in October 1998, revealed no evidence of inflammation and satisfied all of the safety parameters studied. The trial utilized Valentis' delivery technology to deliver the cystic fibrosis transmembrane regulator ("CFTR") gene to the nasal passages of cystic fibrosis patients. The product was evaluated in a double blind, dose escalation study in eleven adult CF patients. The clinical research team saw no evidence of adverse blood chemistry parameters and no evidence of inflammation as a result of treatment. They examined a comprehensive panel of biochemical markers of inflammation and found that the treatment did not elicit any significant alterations in these parameters.

    Vector-specific plasmid was detected at up to five days post-treatment in several patients, after lavage of the nasal passages. The clinical research team reported that there was a possible trend toward correction of the CFTR-mediated chloride transport in the treated side of the nose, as compared with the untreated side. In this study, levels of vector specific mRNA were not detectable.

    Cystic fibrosis is the most common fatal genetic disease in Caucasians, occurring in about 1 in 3,000 live births. The disease is believed to afflict approximately 55,000 patients in the United States and Europe. This defect results in production of defective CFTR protein, leading to the build-up of mucus in the lungs that often results in infection, loss of lung function and premature death. The median life expectancy of a patient with cystic fibrosis is approximately 30 years, and patients with CF typically incur annual medical costs ranging from $15,000 to $55,000.

    Valentis believes that a gene-based therapeutic which results in increased levels of normal CFTR protein on the surface of ciliated epithelial cells may slow or halt the progression of this disease while reducing the total cost of patient care.

    In May 1998, Valentis announced positive results of a physician initiated Phase I/II clinical trail for an alpha-1 antitrypsin ("AAT") gene medicine. The AAT gene medicine was well tolerated and all five participants in the study had sustained elevated levels of the AAT protein following administration of the gene medicine by nasal instillation. The Company will not pursue additional research into this project until it is sponsored by a corporate partner.

RHEUMATOLOGY

    In March of 1998, the Company entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which the Company obtained an exclusive license to certain patent rights in the field of viral and non-viral gene-based therapy for rheumatology, and established collaborations between the Company and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. In July 1996, the University researchers initiated the world's first clinical trial using a gene-based therapeutic to treat rheumatoid arthritis. This trial and the scientists' extensive experience in arthritis gene therapy provide the potential for the development of gene-based therapeutics in rheumatology and joint diseases using Valentis' proprietary gene delivery technologies.

OTHER PRODUCTS

    Valentis has identified female urinary incontinence as the primary target indication for the IGF-I gene medicine. The Company intends to proceed with clinical trials with the IGF-I gene medicine only if it can find a corporate partner to undertake those trials. The IGF-I gene medicine may also have broad application in the treatment of muscle disorders and neuropathies that afflict large patient populations and are not adequately addressed by current therapies, if at all.

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

PATENTS AND PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of its business. The Company also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, the Company has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to the Company's technology, as well as foreign counterparts of certain of these applications in many countries. The Company's failure to obtain patent protection or otherwise protect its proprietary technology or proposed products may have a material adverse effect on the Company's competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect the Company's technology.

    The Company has numerous patents and patent applications worldwide covering its gene expression and delivery technology, as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technology. In addition to patents and patent applications filed and owned by the Company, the Company has exclusive rights under its licenses with Roche Biosciences, The Regents, Vanderbilt, NJMRC, Stanford, Baylor, and UPMC to patents and patent applications worldwide.

    The Company has licensed from Roche Biosciences rights under certain U.S. and foreign patents claiming the use of DOTMA for IN VIVO gene delivery. The Company has licensed from Vanderbilt and The Regents exclusive rights to patents and patent applications covering the use of cationic lipids for gene delivery by systemic administration or by inhalation. In a separate license with Vanderbilt, the Company has licensed rights to Vanderbilt's interest in the patents covering the del-l gene and protein. In a separate license with The Regents, the Company has licensed rights to lyophilized formulated DNA compositions.

    The Company has licensed from Baylor patent rights covering the Company's GeneSwitch-TM- gene regulation technology, patent rights on the use of certain muscle-specific gene expression, and patent rights covering gene delivery to the joint. The Company has licensed from UPMC a portfolio of patent rights in the field of gene-based therapy for rheumatology, including viral and non-viral gene therapy. The Company has licensed from NJMRC patent rights related to the non-viral delivery of a cytokine gene and a superantigen gene for the treatment of cancer. The Company has licensed from Stanford patent rights to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases.

    A number of the gene sequences that the Company and its corporate partners are investigating or may use in its products are or may become patented by others. As a result, the Company or its corporate partners may be required to obtain licenses to such gene sequences or other technology to which it currently has no proprietary rights in order to use or market such products. In addition, some of the products based on the Company's gene delivery systems may require the use of multiple proprietary technologies. Consequently, the Company or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to the Company or be commercially prohibitive. In connection with the Company's efforts to obtain rights to such gene sequences or other proprietary technology, the Company may find it necessary to convey rights to its technology to others. There can be no assurance that the Company or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. If required licenses are not available to the Company, the Company may not be able to develop or market certain products.

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

MANUFACTURING AND COMMERCIALIZATION

    The Company's focused commercialization strategy is based on entering corporate collaborations with pharmaceutical and biotechnology companies whereby the Company will primarily pursue preclinical and early clinical development of gene-based therapeutics, while the Company's partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing.

    In September, 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of DNA plasmids and lipid:DNA complexes to the entire gene therapy industry. In May 1999 Qiagen N.V. joined the manufacturing alliance. The goal of this alliance is to provide the emerging gene therapy and genetic vaccination industry with early access to a reliable, accepted contract manufacturing services platform.

    Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees, and DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. This arrangement could provide revenue for Valentis in advance of the launch of commercial gene-based products.

    Valentis is contributing its process technologies and its expertise in DNA formulation and manufacturing to the collaboration. DSM brings extensive manufacturing experience as a leading supplier of contract manufacturing services serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force.

    The agreement between the parties is intended to be the exclusive vehicle through which the parties will provide services in the area of contract cGMP manufacturing of plasmid and formulated DNA for genetic vaccination and gene therapy purposes. Qiagen has begun marketing these contract manufacturing services to the gene therapy and genetic vaccination industry in lot sizes of up to the 3,000-liter fermentation scale. In addition, Qiagen and Valentis intend to continue to develop and improve these large-scale processes for plasmid DNA manufacturing.

    This manufacturing method has already been used to produce material for a Phase I/II trial for cystic fibrosis conducted by Valentis' partner, Glaxo Wellcome, and a Phase I/II study for metastatic melanoma, conducted by Valentis and its academic collaborators at the University of Colorado Health Sciences Center.

    Through its arrangement with DSM Biologics, the Company has demonstrated that its DNA plasmids, DNA:lipid complexes and formulations can be produced at commercial scale using conventional and proprietary fermentation and purification processes. In addition, the Company currently operates a pilot manufacturing facility and has produced DNA plasmids at smaller scales. The lipid components of Valentis' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, the Company has obtained access to lipid manufacturing through arrangements with contract manufacturers. Preparation of DNA:lipid complexes has been carried out at the Company's pilot manufacturing facility and at contract manufacturers.

    Valentis itself does not currently operate manufacturing facilities for commercial production of its gene delivery systems. The Company has no experience in, and currently lacks the resources and capability to, manufacture or market any of its products on a commercial scale. Accordingly, the Company will be dependent initially on corporate partners, licensees or other third parties for commercial- scale manufacturing of its products. Sustained large-scale manufacturing of gene-based therapeutics has not been demonstrated by any third parties. There can be no assurance that its corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of gene-based therapeutics.

    Under the terms of the Glaxo Wellcome Agreement, the Lilly Agreement and the Corange Agreement, the Company's corporate partners have received exclusive rights to market and sell the Company's gene-based therapeutics that are developed pursuant to these corporate collaborations. In addition Glaxo and Lilly have received exclusive rights for large-scale, clinical and commercial manufacturing of the gene-based therapeutics for use in the areas covered by these agreements. Under the Lilly Agreement, Valentis is obligated to provide material used in preclinical testing and may supply material for clinical trials.

    The Company is highly dependent upon each of its corporate collaborations with Roche, Glaxo and Lilly. The Company cannot control whether Roche, Glaxo or Lilly will devote sufficient resources to the commercialization of the Company's potential products on a timely basis, and such resources could vary due to factors unrelated to the Company's products. If such corporate partners fail to conduct these activities in a timely manner or at all, the commercialization of the Company's products could be delayed or terminated. There can be no assurance that any of these corporate collaborations will result in successfully manufactured or commercialized products and the receipt by the Company of related royalty revenues. Failure of the Company's corporate partners to manufacture successfully the potential products for large-scale clinical trials or commercial use, or to commercialize successfully the potential products, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

COMPETITION

    Gene delivery and gene-based therapies are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in the Company's products or technologies becoming obsolete before the Company recovers a significant portion of its related research, development and capital expenditures. The Company is aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene-based therapy, or have commenced clinical trials of gene-based therapeutics. Many of these companies are addressing diseases that have been targeted by the Company or its corporate partners. Valentis also may experience competition from companies that have acquired or may acquire gene-based technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery and gene-based therapeutics that may materially and adversely affect the Company. In addition, the Company faces and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology, including intellectual property related to gene delivery systems. Corporate partners may also elect to internally develop gene-based therapeutics which compete with the Company's products. In addition, many other companies are developing non-gene-based therapies to treat these same diseases.

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

PRODUCT LIABILITY INSURANCE

    The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. The Company currently has only limited product liability insurance, and there can be no assurance that it will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products by the Company. A product liability claim brought against the Company in excess of its insurance coverage, if any, or a product withdrawal, could have a material adverse effect upon the Company's business, financial condition and results of operations.

EMPLOYEES

    As of August 31, 1999 Valentis employed 109 individuals full-time, including 30 who hold doctoral degrees. Of the Company's total work force, 86 employees are engaged in or directly support research and development activities, and 23 are engaged in business development, finance and administrative activities. The Company's employees are not represented by a collective bargaining agreement. The Company believes its relationships with its employees are good.

RISK FACTORS

SINCE THE DEVELOPMENT OF ITS PRODUCTS WILL TAKE SEVERAL MORE YEARS, VALENTIS CANNOT BE CERTAIN THESE PRODUCTS WILL EVER BE SUCCESSFULLY MARKETED OR MANUFACTURED

    Because substantially all of the products under development by Valentis are in research or preclinical development, revenues from the sale of any products will not be realized for at least the next several years, if at all. Valentis cannot be certain that any of its products will be safe and effective or that it or its corporate partners will obtain regulatory approvals. In addition, any products developed by Valentis may not be economical to manufacture on a commercial scale. Even if Valentis develops a product that becomes available for commercial sale, it cannot be certain that consumers will accept the product.

    If Valentis cannot satisfy existing clinical and regulatory approval requirements, it may be unable to market its products. Valentis and its corporate partners may not obtain regulatory approval for the commercial sale of any of their products, or be able to demonstrate that a potential product is safe and effective for its intended use. Valentis cannot be certain that it or its corporate partners will be permitted to undertake clinical testing of its products. Valentis and its corporate partners may also experience delays in conducting clinical trials due to a variety of factors, including:

    - unfavorable or delayed preclinical study results;

    - inability to manufacture sufficient quantities of materials used for clinical trials;

    - delays or difficulties in patient enrollment; and

    - delays in regulatory approvals.

    While Valentis has demonstrated some evidence of the utility of its gene delivery systems in preclinical studies, these results do not mean that they will be safe or effective in humans. The gene delivery systems may have undesirable and unintended side effects or other characteristics that may prevent or limit their use.

    The gene delivery systems of Valentis face risks in addition to those common to all biotechnology or biopharmaceutical companies. Gene-based therapy is a new and rapidly evolving technology that is expected to undergo significant technological changes in the future. Many companies are seeking to identify therapeutic genes and understand their function in the development and progression of various diseases. However, there is limited clinical data available regarding the safety and efficacy of gene-based therapeutics. Valentis is not aware of any gene-based therapeutic that has received marketing approval from the US Federal Drugs Administration ("FDA") or foreign regulatory authorities. As a result of the limited data available and other factors, clinical trials relating to gene-based therapeutics may take longer to complete than clinical trials involving more traditional pharmaceuticals.

VALENTIS EXPECTS TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY

    Valentis cannot be certain that it will ever achieve and sustain profitability. Since its inception, Valentis has engaged in research and development activities. As a result, Valentis has generated minimal revenue from operations and has experienced significant operating losses. As of June 30, 1999, Valentis had an accumulated deficit of approximately $73.3 million. The process of developing Valentis' products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

THE BUSINESS OF VALENTIS MAY BE ADVERSELY AFFECTED IF IT CANNOT ATTRACT AND RETAIN CORPORATE PARTNERS

    Valentis may not be able to retain its corporate collaborations, or establish additional collaborations. Valentis will rely on such corporate collaborations to fund or conduct research and development, preclinical studies, clinical trials, manufacturing, marketing and sales necessary to commercialize its products. Even if it is able to establish and retain corporate collaborations, the terms may not be favorable. Valentis' reliance on corporate partners poses other risks, including:

    - uncertainty that its current or future corporate collaborations will be successful or that it will derive any revenue from such collaborations;

    - corporate partners have considerable discretion in electing whether to pursue the development of any product and may pursue alternative technologies or products either on their own or in collaboration with Valentis' competitors;

    - disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

    - disagreements with corporate partners could lead to delays or termination in the research, development or commercialization of product candidates, or result in litigation or arbitration; and

    - if any corporate partner fails to develop or commercialize successfully any product, Valentis' business, financial condition and results of operations could be materially adversely affected.

VALENTIS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PATENTS AND PROPRIETARY RIGHTS

    Valentis' success will depend to a significant degree on its ability to:

    - obtain patents and licenses to patent rights;

    - preserve trade secrets; and

    - operate without infringing on the proprietary rights of others.

    The patent positions of biotechnology and pharmaceutical companies are uncertain and involve complex legal and factual questions. As a result, Valentis cannot predict how broad any claims in allowed patents will be. In addition, there is a substantial backlog of biotechnology patent applications at the US Patent and Trademark Office that may delay the review and the potential issuance of patents.

    Valentis has rights to US and foreign issued patents and has filed or participated as a licensee in the filing of a number of patent applications in the US relating to their technologies, as well as foreign counterparts of these applications in many countries. Valentis will continue to file applications as appropriate for patents covering both products and processes. There is a risk, however, that patents may not issue from any of these applications or that claims allowed under issued patents or patents that may issue from such applications may not be sufficient to protect Valentis' technology.

    Patent applications in the USA are maintained in secrecy until the patent issues. As a result, Valentis cannot be certain that others have not filed patent applications for technology covered by their pending applications. Valentis also cannot be certain that it was the first to invent the technology that is the subject of such patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with those held by Valentis. Valentis is aware of patent applications filed and patents issued to third parties relating to gene delivery technologies. Valentis currently is unable to verify that any of these patent applications or patents held by third parties will have any effect on Valentis' products.

    Competitors of Valentis may file patent applications in the USA that claim technology also invented by Valentis. If so, Valentis may have to participate in interference proceedings or even litigation to determine priority of invention and, thus, the right to a patent. This could result in substantial cost to Valentis to determine its rights or even potential loss of its rights.

    Valentis' success depends in large part on its ability to operate without infringing upon the patents or other proprietary rights of third parties. In the event of such infringement, Valentis and its corporate partners may be enjoined from pursuing commercialization of products or may be required to obtain licenses to these patents or other proprietary rights. Valentis cannot be certain that it or its corporate partners will be able to obtain alternative technologies or any required license. Even if Valentis or its corporate partners were to obtain such technologies or licenses, Valentis cannot be certain that the terms would be commercially reasonable. If such licenses or alternative technologies are not obtained, Valentis may be delayed or prevented from pursuing the development of some or all of its products.

    Valentis also relies on proprietary information and trade secrets, including its proprietary database of preclinical in vivo experiments, to develop and maintain its competitive positions. Third parties may independently develop equivalent proprietary information or techniques or gain access to Valentis' trade secrets. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements. However, these agreements may not provide meaningful protection or adequate remedies in the event of unauthorized use or disclosure of such information. Valentis cannot be certain that the parties to such agreements will not breach the agreements.

VALENTIS' BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO OBTAIN RIGHTS TO PROPRIETARY GENES OR OTHER TECHNOLOGIES

    Valentis and its corporate partners are investigating the use of gene sequences in Valentis' products. A number of these gene sequences are, or may become, patented by others. As a result, Valentis or its corporate partners may be required to obtain licenses to those gene sequences or other technology. In addition, some of the products based on Valentis' gene delivery systems may require the use of multiple proprietary technologies. Consequently, Valentis or its corporate partners may be required to make cumulative royalty payments to several third parties. These cumulative royalties would reduce amounts retained by or paid to the combined company and could be commercially prohibitive. Valentis cannot be certain that it or their corporate partners will be able to obtain any required licenses.

IF VALENTIS IS UNABLE TO SATISFY GOVERNMENT REGULATIONS, IT MAY NOT BE ALLOWED TO DEVELOP, MARKET, AND MANUFACTURE ITS PRODUCTS IN THE US

    Valentis may not receive approval from regulatory authorities to market any of its products. Prior to marketing any drug or biological product in the US, the product must undergo rigorous preclinical studies and clinical trials. In addition, the product must undergo an extensive regulatory approval process implemented by the FDA. Satisfaction of these regulatory requirements typically takes several years or more and a substantial commitment of resources. Valentis cannot be certain that it will obtain regulatory approval even if it devotes substantial resources and time. Valentis believes that the FDA will regulate the commercial uses of its products as biologics. However, because gene-based therapy is a relatively new technology, the regulatory requirements are particularly uncertain. This uncertainty may result in excessive costs or delays in the regulatory approval process.

    In addition, manufacturing facilities in the US must comply with the FDA's good manufacturing process regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. Failure to comply with such regulatory requirements may result in the following:

    - withdrawal of marketing approval;

    - civil penalties;

    - recall or seizure of products or total or partial suspension of production;

    - FDA warning letters;

    - refusal by the FDA to review applications or supplements to approved applications;

    - injunctions; or

    - other legal or regulatory actions.

    Even after a product is approved for marketing, the product, its manufacturer and its manufacturing facilities are subject to continued regulatory review, oversight and periodic FDA inspections. Discovery of previously unknown problems with a product, manufacturer or facility may result in penalties, including withdrawal of the product from the market.

IF VALENTIS IS UNABLE TO OBTAIN FOREIGN REGULATORY APPROVALS, IT MAY NOT BE ALLOWED TO DEVELOP, MARKET, AND MANUFACTURE ITS PRODUCTS IN FOREIGN COUNTRIES

    Valentis cannot be certain that it will obtain any regulatory approvals in other countries. In order to market its products outside the US, Valentis and its corporate partners must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

VALENTIS' SUCCESS MAY BE ADVERSELY AFFECTED BY INTENSE COMPETITION IN THE GENE-BASED THERAPEUTICS MARKET

    The pharmaceutical and biotechnology industries are highly competitive. Valentis is aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics. Many of these companies are addressing diseases that have been targeted by Valentis or its corporate partners. Valentis is also aware that some of its corporate partners are developing gene-based therapeutics with one or more of their competitors. These corporate partners may devote more resources to products or technologies that will compete with those of Valentis. Valentis may also experience competition from companies that enter the field of gene-based therapeutics in the future. As competitors develop their technologies, they may develop proprietary positions in a particular aspect of gene delivery and gene-based therapeutics that could prevent Valentis from developing its products.

    In addition, Valentis will face intense competition from other companies for corporate collaborations, for establishing relationships with academic and research institutions and for licenses to proprietary technology. Moreover, many other companies are developing non-gene-based therapies to treat these same diseases.

    Most of Valentis' competitors and potential competitors have substantially greater resources than Valentis. Those resources include superior product development capabilities and financial, scientific, manufacturing, managerial and human resources. Valentis' competitors may develop safer, more effective or less costly gene delivery systems, gene-based therapeutics or non-gene-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis.

VALENTIS' BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES

    Valentis' success will depend on its ability to retain its executive officers and scientific staff, and the consultants and advisors who assist Valentis in formulating its research and development strategy. If Valentis loses any of these persons, its corporate collaborations, business, financial condition and results of operations could be adversely affected. Valentis does not maintain key man life insurance on any of its executive officers or other key employees.

    In order to pursue its research and product development plans, Valentis must attract and retain additional qualified scientific and other personnel. Most of the individuals who will be sought by Valentis are highly skilled in pharmaceutical product development or in particular scientific fields. These individuals are generally in high demand by pharmaceutical and biotechnology companies and by universities and other research institutions. As a result, Valentis cannot be certain it will be able to attract and retain qualified individuals. The loss of key personnel or the inability to hire and retain qualified personnel could adversely affect Valentis' product development efforts.

IF VALENTIS IS UNABLE TO SECURE ADDITIONAL FINANCING, ITS RESEARCH AND DEVELOPMENT EFFORTS MAY BE ADVERSELY AFFECTED

    Valentis may be unable to obtain the additional funding it will need in order to continue its research and development activities. Valentis has financed its operations primarily through the sale of equity securities and through corporate collaborations. Valentis has generated no royalty revenues from product sales. No such revenue for Valentis is expected for the foreseeable future, if ever. Valentis anticipates that its existing resources will enable it to maintain its operations through at least the calendar year ending December 31, 2000. However, Valentis may require additional funding prior to such time.

    Valentis' future capital requirements will depend on many factors, including:

    - scientific progress in its research and development programs;

    - size and complexity of such programs;

    - scope and results of preclinical studies and clinical trials;

    - ability to establish and maintain corporate collaborations;

    - time and costs involved in obtaining regulatory approvals;

    - time and costs involved in filing, prosecuting and enforcing patent claims;

    - competing technological and market developments; and

    - the cost of manufacturing preclinical and clinical material.

    Valentis cannot be certain that additional financing to meet its funding requirements will be available. Even if financing is available, the terms may not be attractive. Furthermore, any additional equity financing may be dilutive to Valentis' stockholders. If Valentis is unable to raise capital when needed, it may have to reduce operations to conserve cash or cease operations entirely.

VALENTIS' PRODUCTS MAY NOT BE COMMERCIALLY SUCCESSFUL IF THEY ARE NOT ACCEPTED BY PHYSICIANS AND INSURERS

    Concerns have arisen regarding the potential safety and efficacy of gene-based therapeutics using viral delivery systems. While Valentis' gene delivery systems are lipid-based and do not contain viruses, these concerns could adversely affect physicians' and health care payers' evaluations of Valentis' products. Physicians and health care payers could conclude that Valentis' products or technologies are not safe and effective. Valentis' success is dependent on commercial acceptance of its products. Valentis believes that recommendations by physicians and health care payers will be essential for commercial acceptance of its products. If products developed by Valentis and its corporate partners are not commercially accepted by patients, physicians or third-party payers, sales would be adversely affected.

VALENTIS' BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO EFFECTIVELY PRICE ITS PRODUCTS OR OBTAIN ADEQUATE REIMBURSEMENT

    Even if Valentis and its corporate partners succeed in bringing any products to market, they cannot be certain that reimbursement will be available. Sales volume and price of any products successfully developed by the combined company will depend, in part, on the availability of third-party reimbursement for the cost of such products and related treatments. Reimbursement is generally provided by government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Even if reimbursement is available, payers' reimbursement policies may adversely affect corporate partner's ability to sell such products on a profitable basis. If these corporate partners are unable to profitably sell Valentis' products, royalty revenue to Valentis will be reduced.

VALENTIS' BUSINESS MAY BE ADVERSELY AFFECTED IF IT IS UNABLE TO DEVELOP LARGE SCALE MANUFACTURING CAPABILITIES

    Although Valentis has entered into a strategic collaboration with DSM Biologics for the manufacture and supply of plasmid DNA for the gene therapy industry, neither DSM nor any third party has demonstrated successful commercial large-scale manufacturing of plasmid DNA. The collaboration has the potential to create the first manufacturing facilities that can produce high-quality, ultra-pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. Valentis will depend on DSM for commercial-scale manufacturing of its products. DSM may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene-based therapeutic products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, Valentis' commercialization of its products may be delayed and sales of any products would be adversely affected.

DELAWARE LAW AND VALENTIS' CHARTER COULD MAKE THE ACQUISITION OF VALENTIS BY ANOTHER COMPANY MORE DIFFICULT

    Provisions of Delaware law applicable to Valentis could delay a merger, tender offer or proxy contest involving Valentis or make such a transaction more difficult. These provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. In addition, the Valentis Board of Directors may issue shares of preferred stock without Valentis stockholder approval on terms determined by the Board of Directors. The rights of the holders of Valentis Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. In addition, the Valentis Amended and Restated Certificate of Incorporation and the Valentis Bylaws contain the following provisions:

    - classified board of directors;

    - no right of stockholders to act by written consent without a meeting;

    - advance stockholder notice required to nominate directors and raise matters at the annual stockholders meeting;

    - no cumulative voting in the election of directors; and

    - removal of directors only for cause and with a two-thirds vote of the issued Valentis Common Stock.

    These provisions could delay, defer or prevent a change in control of Valentis or limit the price that investors might be willing to pay in the future for shares of Valentis Common Stock.

VALENTIS' BUSINESS MAY BE NEGATIVELY IMPACTED BY COMPUTER FAILURES IN THE YEAR 2000 ("Y2K")

    Many existing computer programs and systems, including some of those used by Valentis and its suppliers and vendors, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems. Valentis has identified two main areas of its Y2K risk:

    - Valentis' internal computer systems could be disrupted or fail, causing an interruption or decrease in Valentis' ability to continue its operations; and

    - the computer systems of third parties with whom Valentis regularly deals, including its suppliers, vendors, utilities and financial institutions, could be disrupted or fail, causing an interruption or decrease in Valentis' ability to continue its operations.

    Valentis is currently evaluating the nature and extent of the Y2K issues for its internal systems and has developed a plan to address the issue. If Valentis does not achieve Y2K compliance for its internal systems on a timely basis, Valentis' business could be adversely affected. If the business of any third party, including suppliers, vendors, utilities or financial institutions, is significantly disrupted because such party is not Y2K compliant, such disruption could adversely affect Valentis' business. These disruptions could include, among other things:

    - a financial institution's inability to process checks drawn on Valentis' bank accounts, accept deposits or process wire transfers;

    - a client's, supplier's, vendor's or financial institution's business failure;

    - an interruption in deliveries of equipment and supplies from vendors;

    - a loss of voice and data connections Valentis will use to share information;

    - a loss of electric power to Valentis' facilities; or

    - other interruptions to the normal conduct of business by Valentis, the nature and extent of which Valentis cannot foresee.

    Valentis does not know whether any of the disruptions described above will actually occur. Even if they do occur, Valentis cannot predict the effect they will have on Valentis' business.

VALENTIS' RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED IF ENVIRONMENTAL CLAIMS EXCEED INSURANCE LIMITS OR COSTS TO COMPLY WITH ENVIRONMENTAL LAW BECOME EXCESSIVE

    Valentis' research and development processes will involve the controlled use of hazardous and radioactive materials. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, Valentis could be held liable for any damages, which could exceed its available financial resources, including its insurance coverage. Valentis will be subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products. Valentis may be required to incur significant costs to comply with environmental laws and regulations in the future.

RISKS ASSOCIATED WITH ACQUISITIONS

    A part of the Company's strategy is to grow through mergers and acquisitions of products, companies and businesses, and Valentis intends in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. The Company may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive. Valentis has also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect its business, financial condition and results of operations. Although the Company believes it has accounted for its acquisitions properly, the U.S. Securities and Exchange Commission (the "SEC") has recently been reviewing more closely the accounting for acquisitions by companies, particularly in the area of "in-process" research and development costs. If the Company is required by the SEC to restate any charge that we recognized in an acquisition so far, that could result in a lesser charge to income and increased amortization expense, which could also have a material adverse effect on our business, financial condition and results of operations. In addition, mergers and acquisitions involve numerous other risks, including:

    - difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

    - diversion of management's attention from other business concerns;

    - the potential loss of key employees of the acquired companies.

    For these reasons, Valentis cannot be certain what effect existing or future acquisitions may have on its business, financial condition and results of operations.

IF VALENTIS AND POLYMASC ARE NOT SUCCESSFULLY INTEGRATED, THE COMBINED COMPANY'S BUSINESS WILL BE ADVERSELY AFFECTED

    Integrating Valentis and PolyMASC will be a complex, time-consuming and expensive process. Prior to the acquisition, Valentis and PolyMASC operated independently, each with its own business, business culture, employees and systems. After consummation of the merger on August 27, 1999, Valentis and PolyMASC must operate as a combined organization utilizing common:

    - information and communication systems;

    - operating procedures;

    - financial controls; and

    - human resource practices, including benefit, training and professional development programs.

    There may be substantial difficulties, costs and delays involved in integrating Valentis and PolyMASC. These may include:

    - distracting management from the business of the combined company;

    - potential incompatibility of business cultures;

    - perceived uncertainty in career opportunities, benefits and the long-term return value of stock options available to employees;

    - potential inability to coordinate research and development efforts successfully;

    - costs and delays in implementing common systems and procedures; and

    - operating the combined company at three different sites, in California, Texas and London.

    Any one or all of these factors may increase operating costs or lower anticipated financial performance. In addition, the combined company may lose corporate partners and employees. Many of these factors are also outside the control of either company. The failure to integrate Valentis and PolyMASC would have a material adverse effect on the business, financial condition and results of operations of the combined company.

INEXPERIENCE WITH INTEGRATION OF INTERNATIONAL SUBSIDIARIES COULD DECREASE THE EFFECTIVENESS OF EUROPEAN OPERATIONS

    The acquisition of PolyMASC involves the integration of two companies that previously operated independently. Such integration will require significant effort from each company, including the coordination of their operations, research and development and sales and marketing efforts. There can be no assurance that Valentis will integrate the operations of PolyMASC without encountering difficulties or experiencing the loss of PolyMASC or Valentis personnel or that the benefits expected from such integration will be realized. The difficulties are exacerbated by the fact that the two companies are located on different continents separated by economic, governmental and cultural differences. Valentis has no prior experience integrating a European operation. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on Valentis' ability to realize anticipated synergies from the acquisition of PolyMASC. Such problems may include:

    - the interruption of, or a loss of momentum in PolyMASC's activities;

    - problems associated with integration of management information and reporting systems; or

    - delays in implementing consolidation plans.

ITEM 2.  PROPERTIES

    Valentis currently leases approximately 45,300 square feet in Burlingame, California ("The Burlingame Facility"), and a 38,000 square-foot building in The Woodlands, Texas (the Woodlands Facility"), both of which are occupied. The two facilities have been built to the Company's specifications to accommodate the Company's laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials. The term of the lease for the 34,700 square feet in use in Burlingame expires in 2004, at which time the Company has the option to renew the lease. Approximately 10,600 square feet of the Burlingame Facility has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time the Company has the option to renew the lease. The initial term of the lease for the Woodlands Facility, which began in January 1995, is 10 years, after which time the Company may renew the lease for an additional period of five years. The Company also has an option to expand this facility by up to an additional 62,000 square feet during the first six years of the initial term of the lease. Valentis believes that its facilities are adequate to meet the Company's needs for the foreseeable future. Should the Company need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of stockholders was held on July 30, 1999 to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 45,000,000.

    The voting of stockholders with respect to the proposal was as follows:

 VOTES FOR      VOTES AGAINST      VOTES ABSTAINED
------------  -----------------  -------------------
 12,961,451          745,671            273,471

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock began trading on the Nasdaq National Market as Megabios Corp. under the symbol "MBIO" on September 15, 1997. Prior to that date, there was no public market for the Company's Common Stock. In April 1999 the Company was renamed Valentis and its stock trading symbol was changed to "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the Common Stock reported by Nasdaq.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
1997
Third Quarter (from September 15, 1997)........................................................  $   16.75  $   12.37
Fourth Quarter.................................................................................      18.50      10.50

1998
First Quarter..................................................................................      14.00       8.88
Second Quarter.................................................................................       8.88       6.38
Third Quarter..................................................................................       8.00       4.25
Fourth Quarter.................................................................................       6.94       4.00

1999
First Quarter..................................................................................       6.75       4.06
Second Quarter.................................................................................       5.56       3.38
Third Quarter (through September 10, 1999).....................................................       6.50       3.75

    On September 10, 1999 the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $6.50 per share. At that date, there were approximately 752 stockholders of record of the Company's Common Stock.

    On March 18, 1999, the Company completed its merger with GeneMedicine, Inc. On April 29, 1999, the combined company was renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the Company's common stock. This resulted in the issuance of approximately 9.1 million additional shares of the Company's common stock, valued at $38.7 million.

    The Company has never paid any cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included elsewhere in this report.

                                                                              YEAR ENDED JUNE 30,
                                                            -------------------------------------------------------
                                                             1999(2)       1998       1997       1996       1995
                                                            ----------  ----------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Collaborative research and development revenue............  $    3,430  $    8,083  $   5,793  $   1,890  $   1,157
Research and development grant revenue....................         699          --         --         --         --
                                                            ----------  ----------  ---------  ---------  ---------
  Total revenue...........................................       4,129       8,083      5,793      1,890      1,157
Operating expenses:
  Research and development................................      17,806      13,611      8,598      6,487      4,691
  General and administrative..............................       5,063       3,561      2,417      2,169      1,811
  Write-off of acquired in-process research and
    development...........................................      26,770       1,500         --         --         --
  Amortization of goodwill................................         819          --         --         --         --
                                                            ----------  ----------  ---------  ---------  ---------
    Total operating expenses..............................      50,458      18,672     11,015      8,656      6,502
                                                            ----------  ----------  ---------  ---------  ---------
Loss from operations......................................     (46,329)    (10,589)    (5,222)    (6,766)    (5,345)
Interest income (expense), net............................       1,649       2,211        275       (135)       (84)
                                                            ----------  ----------  ---------  ---------  ---------
Net loss..................................................  $  (44,680) $   (8,378) $  (4,947) $  (6,901) $  (5,429)
                                                            ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ---------  ---------  ---------
Basic and diluted net loss per share......................  $    (2.90) $    (0.83) $   (4.40) $   (9.86) $   (8.72)
                                                            ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ---------  ---------  ---------
Shares used in computing basic and diluted net loss per
  share...................................................      15,430      10,088      1,126        700        622
                                                            ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ---------  ---------  ---------
Pro forma net loss per share(1)...........................              $    (0.70) $   (0.64)
                                                                        ----------  ---------
                                                                        ----------  ---------
Shares used in computing pro forma net loss per
  share(1)................................................                  11,898      7,776
                                                                        ----------  ---------
                                                                        ----------  ---------

------------------------

(1) Pro forma net loss per share gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the if converted method) from the original date of issuance. See Note 1 of Notes to Financial Statements for a further explanation of the computation of net loss and pro forma net loss per share.

(2) Reflects the results of GeneMedicine, Inc. from March 18, 1999, the date of acquisition.

                                                                                 JUNE 30,
                                                         ---------------------------------------------------------
                                                            1999        1998        1997        1996       1995
                                                         ----------  ----------  ----------  ----------  ---------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments......  $   24,307  $   22,966  $   24,269  $    5,253  $     282
Working capital........................................      15,461      20,966      21,629       3,568       (873)
Total assets...........................................      64,427      55,901      29,978       9,956      4,969
Long-term debt.........................................       5,459       2,464       1,487       1,894      1,305
Accumulated deficit....................................     (73,266)    (28,586)    (20,208)    (15,261)    (8,360)
Total stockholders' equity.............................      45,930      50,282      25,223       6,086      2,219

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

OVERVIEW

    On March 18, 1999, Megabios Corp. completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On April 29, 1999, the combined company was renamed Valentis, Inc. ("the Company"). Each outstanding share of GeneMedicine common stock was converted into 0.5710 of a share of the common stock of the Company. The merger resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to outstanding GeneMedicine stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

    The merger transaction was accounted for as a purchase. A write-off of $25.9 million for in-process research and development acquired from GeneMedicine was included in the Company's statement of operations (see detailed discussion of "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired will be amortized over their estimated useful lives of 3 years.

    With the acquisition of London-based PolyMASC Pharmaceuticals plc ("PolyMASC"), in August 1999, Valentis expanded its delivery technologies and has a more diversified portfolio of products in clinical and preclinical development. The acquisition broadened Valentis' intellectual property portfolio in biologics delivery, creating what it believes is the first company offering a broad array of technologies and intellectual property in biologics delivery. PolyMASC, a wholly owned subsidiary of Valentis, will continue to operate in its London location and focuses primarily on research and preclinical development of PEGylation technologies and products. PEGylation is an established technology that involves the attachment of the polymer polyethyleneglycol ("PEG") to therapeutics to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy.

    Valentis is conducting operations in California, Texas and London. The Company expects an increase in both research and administrative expenditures in future periods.

    The Company develops proprietary technologies and applies its preclinical and early clinical development expertise to create novel therapeutics. The Company's core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improved the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics (peptide-like small molecules), antibodies and replicating and non-replicating viruses. These technologies are covered by a broad patent portfolio that includes issued U.S. and European claims. This expanded portfolio of delivery technologies allows Valentis to maintain its focus on creating improved versions of currently marketed products as well as solving safety, efficacy and compliance issues with biologics in development. Valentis' commercial strategy is to enter into corporate collaborations for full-scale clinical development and marketing and sales of products. Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

    - Roche Holdings Ltd. ("Roche") for cancer immunotherapeutics,

    - Eli Lilly & Co. ("Lilly") to develop treatments for breast and ovarian cancer using the BRCA1 gene,

    - Glaxo Wellcome plc ("Glaxo Wellcome") to develop a treatment for cystic fibrosis using the CFTR gene,

    - Transkaryotic Therapies Inc. for PEGylation of certain proteins,

    - Onyx Pharmaceuticals Inc. for a PEGylated virus-based cancer therapeutic,

    - Bayer Corporation for a PEGylated Factor VIII, and

    - DSM Biologics and Qiagen N.V. for plasmid manufacturing

    To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and no revenue has been generated from product sales. Under the terms of its corporate collaborations the Company generally receives research and development funding on a quarterly basis in advance of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

    The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all.

    The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1999, the Company's accumulated deficit was approximately $73.3 million.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 1999, 1998, AND 1997

REVENUE

    The Company's research and development revenue totaled approximately $4.1 million, $8.1 million and $5.8 million for the years ended June 30, 1999, 1998 and 1997, respectively. The 1999 revenue was attributable to amounts earned for collaborative research and development performed under the Company's corporate collaborations with Roche and Lilly, totaling approximately $1.0 million and $2.2 million, respectively, a $250,000 milestone payment earned from DSM Biologics, and $699,000 earned under SBIR grants. The 1998 revenue was attributable primarily to amounts earned for research and development performed under the Company's corporate collaborations with Pfizer and Lilly, totaling approximately $4.0 million and $4.0 million, respectively. The 1997 revenue was primarily attributable to amounts earned for research and development performed under the Company's corporate collaborations with Glaxo Wellcome, Pfizer and Lilly totaling approximately $2.0 million, $3.4 million and $270,000, respectively. No revenue from royalties from product sales has been earned under any corporate collaboration to date.

EXPENSES

    Research and development expenses increased to $17.8 million for the year ended June 30, 1999 from $15.1 million in 1998 and $8.6 million in 1997. The increases in 1999 were primarily attributable to the additions of staff, facilities and projects resulting from the merger with GeneMedicine in March 1999. The increase in 1998 compared to 1997 was primarily due to increased headcount costs, increased purchases of laboratory supplies and materials, increased depreciation from additional equipment and leasehold improvements and the increased use of consultants and other services to support the Company's research and development activities. In addition, in March 1998, the Company purchased patent rights and an exclusive license to certain technology from the University of Pittsburgh. In partial consideration for this exclusive license, the Company issued 117,555 shares of its common stock to the University of Pittsburgh.

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

    General and administrative expenses increased to $5.1 million for the year ended June 30, 1999 from $3.6 million in 1998 and $2.4 million in 1997. The increase in 1999 compared to 1998 was primarily due to the additions of staff and facilities and the costs of producing the Company's first annual report to stockholders. The increase in 1998 compared to 1997 was primarily attributable to increased administrative headcount and costs associated with being a newly public company. The Company expects general and administrative expenses to increase due to business development activities and to support expanded research and development activities.

INTEREST INCOME (EXPENSE), NET

    Interest income (expense), net was $1.6 million in 1999, $2.2 million in 1998 and $0.3 million in 1997. The decrease in interest income (expense), net in 1999 compared to 1998 resulted primarily from increased interest expenses on higher outstanding balances on the Company's equipment financing lines of credit. The increase in 1998 compared to 1997 resulted primarily from the increase in average cash and investment balances as a result of $31.4 million in net proceeds from the Company's initial public offering in September 1997 partially offset by higher outstanding balances on an equipment financing line of credit.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999, the Company had $39.1 million in cash, cash equivalents and investments compared to $48.4 million at June 30, 1998. Included in the Company's cash, cash equivalents and securities balances is $11.8 million of cash and short-term investments acquired pursuant to the merger with GeneMedicine on March 18, 1999.

    Net cash used in the Company's operations was $20.7 million in 1999, $5.6 million in 1998 and $3.0 million in 1997. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. The Company's capital expenditures were $5.8 million in 1999, $2.7 million in 1998 and $1.7 million in 1997.

    In June 1998, the Company established a line of credit for $8,000,000 with a commercial bank. At June 30, 1999, the outstanding balance was $6.8 million under the line of credit. In accordance with the terms of the agreement, the entire balance was converted into term loans at interest rates ranging from 8.25% to 9.0% due in equal monthly installments. The loans are secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit.

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

    In May 1996, the Company entered into an equipment financing agreement for up to $2,700,000 with a financing company. The Company has financed $2,700,000 in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from

15.2% to 16.2% and are secured by the related equipment. As of June 30, 1999, the outstanding balance under this financing agreement was $1.7 million.

    In June 1995, the Company established a line of credit for $1,500,000 with a commercial bank that was fully utilized by August 1995. In accordance with the terms of the agreement, the Company elected to convert the entire balance to a term loan bearing interest at prime plus 2% due in 36 equal monthly installments. This line of credit was repaid in full in July 1998.

    In December 1993, the Company entered into an equipment financing agreement for up to $2,300,000 with a financing company. The Company had financed $1,922,000 in equipment purchases under this agreement structured as loans. The equipment loans were repaid over 42 months at interest rates ranging from 13.8% to 16.2% and were secured by the related equipment. This debt was repaid in full in December 1998.

    The Company anticipates that its cash and cash equivalents, committed funding from existing corporate collaborations, lines of credit and projected interest income, will enable the Company to maintain its current and planned operations at least through December 2000. However, the Company may require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce the Company's funding requirements. The Company expects that additional equity or debt financing may be required to fund its operations. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all.

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

ACQUISITION OF GENEMEDICINE RESEARCH AND DEVELOPMENT PROGRAMS

    There are seven primary GeneMedicine R&D programs that the Company acquired in March 1999. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. Each of the programs has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of gene therapy research and development. In the valuation model, it is assumed that for each program preclinical studies and clinical trials are successfully completed, regulatory approval to market the product is obtained, a marketing partner is secured and the Company is able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties.

    The seven primary R&D programs that the Company acquired are valued as follows (in thousands):

Cancer gene medicines (IL-2, IFN-ALPHA, IL-12).....................................  $   8,100
Hemophilia gene medicines (Factor VIII and IX).....................................      1,240
Growth Factor gene medicines (IGF-I)...............................................      5,180
Pulmonary gene medicines (AAT GM)..................................................      1,730
Vascular Growth Factor gene medicines (VEGF).......................................      4,620
Drug-controlled GeneSwitch-TM- technology..........................................      3,930
Nucleic Acid Programs/(APC)........................................................      1,070
                                                                                     ---------
                                                                                     $  25,870
                                                                                     ---------
                                                                                     ---------

CANCER GENE MEDICINES

    The Company is currently working on three cancer gene medicines with Roche including IL-2, IFN-a, and IL-12. The Company recently began a Phase II clinical trial for IL-2 in June 1999. The Company has announced the commencement of Phase I/II trials on its IFN-ALPHA and IL-12 gene medicines for the treatment of head and neck cancer in March 1999 and July 1999, respectively.

    Before a cancer product can be successfully marketed, the Company's corporate partners must fund clinical studies and, if successfully completed, the market introduction of the cancer gene medicines. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates that clinical development activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2004. Management estimates that the remaining research and development efforts will total more than $8 million over the next five years.

HEMOPHILIA GENE MEDICINES (FACTOR VIII & IX)

    Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete preclinical animal studies and human Phase I safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2005. Management estimates that the remaining research and development efforts will total more than $5 million over the next four years.

GROWTH FACTOR GENE MEDICINES (IGF-I)

    The Company is reevaluating the development of the IGF-I gene medicine for the treatment of post-menopausal female incontinence. The Company may decide to delay further investment in this project if it cannot attract a corporate partner to fund product development, clinical studies and market introduction. For a successful product introduction, the Company would need to complete preclinical animal studies and Phase I human safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that if a partner is found to fund this project, these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007. Management expects that if a corporate partner is found for this program, the remaining R&D efforts related to the IGF-I program would total approximately $12 million over the next six years.

PULMONARY GENE MEDICINES (AAT GM)

    Valentis has completed preclinical work for the development of a gene medicine intended to treat alpha-1-antitrypsin ("AAT") deficiency, a significant contributor to the development of emphysema. The Company has decided to defer further investment in this project until it is able to attract a corporate partner to fund product development, clinical studies and market introduction. Before a product can be successfully marketed, product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007. If a corporate partner is found for this program, the Company expects the remaining R&D efforts related to the (AAT GM) program to total approximately $16 million over the next seven years.

VASCULAR GROWTH FACTOR GENE MEDICINES (VEGF)

    The Company is developing a vascular endothelium growth factor gene medicine to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty as well as for stimulating angiogenesis in patients with peripheral vascular disease or coronary artery disease. Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2007. Management estimates that the remaining R&D efforts related to the VEGF program will total approximately $11 million over the next seven years.

DRUG-CONTROLLED GENESWITCH-TM- TECHNOLOGY

    The Company is developing proprietary systems designed to control the level, duration, fidelity and reproducibility of expression of administered genes.

    Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete Phase I human safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2008. Management estimates that the remaining R&D efforts related to the GeneSwitch-TM-technology development program will total approximately $10 million over the next seven years.

NUCLEIC ACID PROGRAMS (APC)

    The Company is performing research related to opportunities in the field of nucleic acid vaccines. Before a product can be successfully marketed, the Company needs to attract a corporate partner to fund product development, clinical studies and market introduction. The Company needs to complete preclinical animal studies and Phase I human safety studies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates, and the valuation reflects, that these activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2008. Management expects that the remaining R&D efforts related to the APC vaccine/ immunotherapeutic technology development program would total approximately $13 million over the next eight years.

SUMMARY

    Prior to March 1999, over the past five years, GeneMedicine Inc. incurred approximately $50 million of R&D expenses in the development of its current R&D programs. Costs to complete these projects could aggregate to approximately $75 million over the next five to seven years. The Company presently anticipates that gene medicines (which utilize its proprietary developmental-stage technologies) will obtain FDA approval beginning at various times beginning in 2005 through 2008. If such gene medicines are successfully completed, the Company will receive a royalty on the product sales.

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

OTHER ACQUIRED TECHNOLOGY

    In April 1999, the Company acquired rights and intellectual property related to the del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The acquisition of del-1 strengthens the Company's product development in the area of cardiovascular disease. The Company expensed the cost paid to Progenitor for del-1 of $900,000 to acquired in-process research and development as the technology was not complete at the date of acquisition.

IMPACT OF THE YEAR 2000

    A major issue currently faced by all industries is the Year 2000 ("Y2K") computer issue. The problem arises from the use in computer hardware and software of the last two digits rather than four digits to define the year. As a result, computer programs are unable to distinguish between a year which begins with "20" or "19". This, can then cause failures in computer systems and applications, or create erroneous results unless steps are taken to prevent such failures and errors. The Y2K problem is also compounded by the fact that many computer and telecommunication systems are interdependent, both within the United States and throughout the world. Thus, due to interdependence, the failure of one system may lead other systems to fail, even if these systems are themselves Y2K compliant.

    In order to address this issue, the Company has put a Y2K plan in place to identify, evaluate and modify its current systems or replace and implement new systems. Identification includes reviewing and assessing the potential systems within the Company and at key third party vendors that would be affected by theY2K issue. A Y2K Committee, comprised of members of all the Company's departments and senior management, has been established to evaluate, assess and prioritize the Company's internal systems and key vendors' systems.

    In its evaluation stage, the Company determined that it would be required to upgrade or replace a portion of its accounting software to a Y2K compliant version. The accounting software upgrade was completed in February 1999. In addition to the accounting system upgrade, the Company has reviewed its key informational, operational and manufacturing systems and has determined the Y2K issue will not pose significant operational problems for its business activities. The Company has also completed communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own Y2K issues. The Company has determined that no significant issues exist that would cause it to believe that it cannot continue to use the services of these third parties. However, if such suppliers or other third parties with which the Company transacts business experience failures in their computer systems or equipment due to Y2K non-compliance, it could affect the Company's ability to process transactions or engage in ordinary business activities. The Company has not used an independent source to verify and validate its Year 2000 readiness or that of its partners. Additionally, the Company has no contingency plans to deal with Year 2000 failures.

    The financial impact of the required upgrades and conversion of computer software relating to the Y2K issue was funded through operating cash flows and was less than $20,000. All costs to date have been expensed as incurred. However, costs incurred to date, do not take into account the costs, if any, that might be incurred as a result of Y2K-related failures that occur despite the Company's implementation of its Y2K plan. Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of third party systems, the Company could experience unanticipated material negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.  FINANCIAL MARKET RISK

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations (in thousands, except percentages).

                                                                                     1999       2000       TOTAL
                                                                                   ---------  ---------  ---------
Cash equivalents
  Fixed rate.....................................................................  $   5,803         --  $   5,803
  Average rate...................................................................       4.72%        --       4.72%
Short-term investments
  Fixed rate.....................................................................  $  19,522         --  $  19,522
  Average rate...................................................................       5.78%        --       5.78%
Long-term investments
  Fixed rate.....................................................................         --  $  14,830  $  14,830
  Average rate...................................................................         --       5.39%      5.39%
                                                                                   ---------  ---------  ---------
Total investment securities......................................................  $  25,325  $  14,830  $  40,155
Average rate.....................................................................       5.54%      5.39%      5.48%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and notes thereto appear on pages 48 to 71 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from the Company's Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  INDEX TO FINANCIAL STATEMENTS

    The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 48 of this Report.

                                                                                       PAGE NO.
                                                                                      -----------
Report of Ernst & Young LLP, Independent Auditors...................................          48
Balance Sheets......................................................................          49
Statements of Operations............................................................          50
Statement of Stockholders' Equity...................................................          51
Statements of Cash Flows............................................................          52
Notes to Financial Statements.......................................................       53-71

(a)(2) No schedules have been filed as they were not required or are inapplicable and therefore have been omitted.

(a)(3)  EXHIBITS

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(1)               3.1   Amended and Restated Certificate of Incorporation of the Registrant
(1)               3.2   Bylaws of the Registrant
                  4.1   Reference is made to Exhibits 3.1 and 3.2
(1)               4.2   Specimen stock certificate
(1)               4.3   Amended and Restated Investor Rights Agreement, dated as of May 23, 1997 among the Registrant and the investors named therein

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(1)               4.4   Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995
(1)               4.5   Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996
(1)               4.6   Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996
(1)              10.1   1997 Equity Incentive Plan
(1)              10.2   Form of Incentive Stock Option Grant
(1)              10.3   Form of Non-Incentive Stock Option
(1)              10.4   1997 Employee Stock Purchase Plan
(1)              10.5   Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers
(1)              10.6   Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(1)              10.7   Letter Agreement between the Registrant and Rodney Pearlman, Ph.D.
(3)              10.8   Letter Agreement between the Registrant and Bennet Weintraub
(3)              10.9   Letter Agreement between the Registrant and John Warner, Ph.D.
(1)             10.10   Lease Agreement between the Registrant and Provident Life and Accident Insurance Company
                          ("Provident"), dated December 21, 1993
(1)             10.11   First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident)
(1)             10.12   Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997
(1)             10.13   Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995
(1)             10.14   Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13,
                          1994
(1)             10.15   Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996
(1)*            10.16   Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated
                          April 11, 1994, as amended as of May 31, 1996
(1)*            10.17   Exclusive License Agreement between the Registrant and Regents of the University of
                          California, dated May 9, 1996, as amended May 15, 1997
(1)*            10.18   Collaborative Research Agreement between the Registrant and Pfizer Inc., dated May 31, 1996
(1)*            10.19   License and Royalty Agreement between Registrant and Pfizer Inc., dated June 1, 1996
(1)*            10.20   Research and License Agreement between the Registrant and Eli Lilly and Company, effective May
                          23, 1997
(3)             10.21   Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998
(2)+            10.22   First Amendment and Restatement of License Agreement between Registrant and Baylor College of
                          Medicine dated March 7, 1994
(2)+            10.23   First Amendment and Restatement of License Agreement--Woo between Registrant and Baylor
                          College of Medicine date March 7, 1994
(2)+            10.24   First Amendment and Restatement of License Agreement--GeneSwitch-TM- between Registrant and
                          Baylor College of Medicine dated March 7, 1994
(2)+            10.25   Limited Exclusive License Agreement between Registrant and the Regents of the University of
                          California dated October 26, 1993, as amended January 21, 1994
(2)+            10.26   License Agreement between Registrant and British Technology Group Limited dated November 8,
                          1993

 EXHIBIT     EXHIBIT
FOOTNOTE     NUMBER                                        DESCRIPTION OF DOCUMENT
---------  -----------  ----------------------------------------------------------------------------------------------
(2)+            10.27   Patent License Agreement between Registrant and the University of Texas System dated October
                          15, 1993
(2)**           10.28   Employment and Stock Purchase Agreement between Registrant and Eric Tomlinson dated July 31,
                          1992, as amended June 11, 1998
(4)             10.29   Change of Control Severance Plan
(2)             10.30   Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993
(2)+            10.31   Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8,
                          1994
(2)+            10.32   License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994
++              10.33   Alliance Agreement between Registrant and Corange International Ltd. effective February 3,
                          1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
                 21.1   As of August 30, 1999, PolyMASC Pharmaceuticals plc ("PolyMASC") became a subsidiary of the
                          Registrant. PolyMASC is incorporated under the laws of England and Wales
                 23.1   Consent of Ernst & Young LLP, Independent Auditors
                 27.1   Financial Data Schedule

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-32593) or amendments thereto and incorporated herein by reference.

(2) Previously filed as an exhibit to GeneMedicine's Registration Statement on Form S-1 (No. 33-77126) or amendments thereto and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K (No. 0-22987) for fiscal year ended June 30, 1998 and incorporated herein by reference.

(4) Previously filed as an exhibit to GeneMedicine's Quarterly Report on Form 10-Q (No. 0-24572) for the period ended September 30, 1998 and incorporated herein by reference.

* Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

** Amendment filed with GeneMedicine's Quarterly Report on Form 10-Q (No. 0-24572) for the period ended June 30, 1998.

+ Confidential treatment has been afforded to certain portions of this Exhibit pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated July 12, 1994.

++   Confidential treatment has been afforded to certain portions of this
    Exhibit pursuant to Order Granting Application Under the Securities Act of 1934 and Rule 24b-2 Thereunder Respecting Confidential Treatment dated February 5, 1996.

(b)  REPORTS ON FORM 8-K.

    On April 2, 1999, a report on Form 8-K was filed in which Montana Acquisition Sub, Inc., a Delaware corporation ("Merger Sub"), which was a wholly owned subsidiary of Megabios Corp., a Delaware corporation ("Megabios"), was merged with and into GeneMedicine, Inc., a Delaware corporation ("GeneMedicine"), pursuant to an Agreement and Plan of Merger and Reorganization, as amended, dated as of October 24, 1998, among Megabios, Merger Sub, and GeneMedicine (the "Agreement"). The terms of the Agreement were determined through arms' length negotiations between Megabios and GeneMedicine.

    The merger of Merger Sub with and into GeneMedicine (the "Merger") became effective at the time of the filing of a Certificate of Merger with the Delaware Secretary of State on March 18, 1999 (the "Effective Time"). Approximately 66.2% of the outstanding shares of GeneMedicine common stock, par value $.001 per share ("GeneMedicine Common Stock"), approved the Agreement and the Merger and approximately 60.1% of the outstanding shares of Megabios common stock, par value $.001 per share ("Megabios Common Stock"), approved the issuance of Megabios Common Stock in connection with the Merger.

    On May 13, 1999, a report on Form 8-K was filed in which pursuant to a Certificate of Ownership and Merger filed with the Delaware Secretary of State and declared effective on April 29, 1999, Valentis, Inc., a wholly owned subsidiary of Megabios Corp., was merged with and into Megabios Corp. In connection with the merger, the corporate name of Megabios Corp. has been changed to "Valentis, Inc." Accordingly, all agreements, actions, filings and reports made after April 29, 1999 shall bear the name "Valentis, Inc." The symbol for Valentis' common stock as reported on the Nasdaq National Market, effective May 5, 1999, is "VLTS."

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 1999       VALENTIS, INC.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
  /s/ BENJAMIN F. MCGRAW III      Directors, President and
------------------------------    Chief Executive Officer   September 28, 1999
   (Benjamin F. McGraw III)       (Principal Executive
                                  Officer)

                                Vice President Finance and
     /s/ BENNET WEINTRAUB         Chief Financial Officer
------------------------------    (Principal Accounting     September 28, 1999
      (Bennet Weintraub)          Officer)

      /s/ STANLEY CROOKE
------------------------------  Director                    September 28, 1999
       (Stanley Crooke)

    /s/ PATRICK G. ENRIGHT
------------------------------  Director                    September 28, 1999
     (Patrick G. Enright)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ RUSSELL C. HIRSCH
------------------------------
  (Russell C. Hirsch, M.D.,     Director                    September 28, 1999
            Ph.D.)

    /s/ RAJU KUCHERLAPATI
------------------------------  Director                    September 28, 1999
  (Raju Kucherlapati, Ph.D.)

      /s/ BERT O'MALLEY
------------------------------  Director                    September 28, 1999
       (Bert O'Malley)

     /s/ ARTHUR M. PAPPAS
------------------------------  Director                    September 28, 1999
      (Arthur M. Pappas)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Valentis, Inc.

    We have audited the accompanying balance sheets of Valentis, Inc. (formerly Megabios Corp.) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valentis, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
August 9, 1999

                                 VALENTIS, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
Cash and cash equivalents.................................................................  $    4,785  $   15,172
Short-term investments....................................................................      19,522       7,794
Note receivable from PolyMASC Pharmaceuticals plc.........................................       1,000          --
Other receivables.........................................................................       1,800         616
Prepaid expenses and other current assets.................................................       1,392         539
                                                                                            ----------  ----------
  Total current assets....................................................................      28,499      24,121
Property and equipment, net...............................................................      11,897       6,151
Long-term investments.....................................................................      14,830      25,460
Goodwill and other intangible assets......................................................       9,012          --
Other assets..............................................................................         189         169
                                                                                            ----------  ----------
  Total assets............................................................................  $   64,427  $   55,901
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable..........................................................................  $    3,691  $      898
Accrued compensation......................................................................         872         595
Accrued construction-in-progress..........................................................         353         589
Other accrued liabilities.................................................................          84          56
Deferred revenue..........................................................................       4,914          --
Current portion of long-term debt.........................................................       3,124       1,017
                                                                                            ----------  ----------
  Total current liabilities...............................................................      13,038       3,155
Long-term debt............................................................................       5,459       2,464
Commitments
Stockholders' equity:
Preferred stock, no par value, 10,000,000 issuable in series, none outstanding at June 30,
  1999 and 1998...........................................................................          --          --
Common stock, $.001 par value, 45,000,000 shares authorized; 22,072,022 and 12,880,978
  shares issued and outstanding at June 30, 1999 and 1998, respectively...................          22          13
Additional paid-in capital................................................................     119,746      79,838
Deferred compensation, net of amortization................................................        (463)       (976)
Accumulated other comprehensive loss......................................................        (109)         (7)
Accumulated deficit.......................................................................     (73,266)    (28,586)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................      45,930      50,282
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $   64,427  $   55,901
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                                 VALENTIS, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                    1999        1998       1997
                                                                                 ----------  ----------  ---------
Collaborative research and development revenue.................................  $    3,430  $    8,083  $   5,793
Research and development grant revenue.........................................         699          --         --
                                                                                 ----------  ----------  ---------
  Total revenue................................................................       4,129       8,083      5,793
Operating expenses:
  Research and development.....................................................      17,806      13,611      8,598
  General and administrative...................................................       5,063       3,561      2,417
  Acquired in-process research and development.................................      26,770       1,500         --
  Amortization of goodwill and other acquired intangible assets................         819          --         --
                                                                                 ----------  ----------  ---------
    Total operating expenses...................................................      50,458      18,672     11,015
                                                                                 ----------  ----------  ---------
Loss from operations...........................................................     (46,329)    (10,589)    (5,222)
Interest income................................................................       2,499       2,651        656
Interest expense and other.....................................................        (850)       (440)      (381)
                                                                                 ----------  ----------  ---------
Net loss.......................................................................  $  (44,680) $   (8,378) $  (4,947)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Basic and diluted net loss per share...........................................  $    (2.90) $    (0.83) $   (4.40)
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------
Shares used in computing net loss per share....................................      15,430      10,088      1,126
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

                            See accompanying notes.

                                 VALENTIS, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                                      --------------------  ----------------------    PAID-IN       DEFERRED
                                                       SHARES     AMOUNT     SHARES      AMOUNT       CAPITAL     COMPENSATION
                                                      ---------  ---------  ---------  -----------  -----------  ---------------
Balance at June 30, 1996............................  5,754,069  $  20,905  1,368,148   $     442    $      --      $      --
Issuance of Series E convertible preferred stock,
  net of issuance costs of $15......................  1,333,325      9,985         --          --           --             --
Issuance of Series F convertible preferred stock,
  net of issuance costs of $11......................  1,333,326     13,989         --          --           --             --
Issuance of common stock in lieu of cash payment of
  Series E and F stock offering commissions.........         --       (179)   119,046         179           --             --
Exercise of stock options...........................         --         --    116,517          56           --             --
Repurchase of common stock from employees...........         --         --    (35,984)        (17)          --             --
Deferred compensation related to grant of certain
  stock options, net of amortization................         --         --         --         750           --           (750)
Amortization of deferred compensation...............         --         --         --          --           --             71
Net loss............................................         --         --         --          --           --             --
                                                      ---------  ---------  ---------  -----------  -----------         -----
Balance at June 30, 1997............................  8,420,720     44,700  1,567,727       1,410           --           (679)
Reincorporation in Delaware with par value..........         --         --         --      (1,408)       1,408             --
Issuance of common stock in initial public offering,
  September 1997 ($12 per share), net of offering
  costs of $3,124...................................         --         --  2,875,000           3       31,373             --
Conversion of convertible preferred stock into
  common stock......................................  (8,420,720)   (44,700) 8,154,779          8       44,692             --
Issuance of common stock for technology license.....         --         --    117,555          --        1,500             --
Exercise of stock options and warrants..............         --         --    184,346          --          237             --
Repurchase of common stock from employees...........         --         --    (18,429)         --           (8)            --
Deferred compensation related to grant of certain
  stock options, net of amortization................         --         --         --          --          636           (636)
Amortization of deferred compensation...............         --         --         --          --           --            339
Net loss............................................
Net unrealized loss on available-for-sale
  securities........................................         --         --         --          --           --             --
Comprehensive loss..................................
                                                      ---------  ---------  ---------  -----------  -----------         -----
Balance at June 30, 1998............................         --         --  12,880,978         13       79,838           (976)
Issuance of common stock for GeneMedicine, Inc.
  merger............................................         --         --  9,117,794           9       39,510             --
Exercise of stock options...........................         --         --     46,042          --           85             --
Repurchase of common stock from employees...........         --         --    (42,936)         --          (42)            --
Issuance of common stock pursuant to Employee Stock
  Purchase Plan.....................................         --         --     70,144          --          355             --
Amortization of deferred compensation...............         --         --         --          --           --            513
Net loss............................................
Net unrealized loss on available-for-sale
  securities........................................         --         --         --          --           --             --
Comprehensive loss..................................
                                                      ---------  ---------  ---------  -----------  -----------         -----
Balance at June 30, 1999............................         --  $      --  22,072,022  $      22    $ 119,746      $    (463)
                                                      ---------  ---------  ---------  -----------  -----------         -----
                                                      ---------  ---------  ---------  -----------  -----------         -----

                                                      ACCUMULATED OTHER                    TOTAL
                                                        COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                                            LOSS           DEFICIT        EQUITY
                                                      -----------------  ------------  -------------
Balance at June 30, 1996............................      $      --       $  (15,261)    $   6,086
Issuance of Series E convertible preferred stock,
  net of issuance costs of $15......................             --               --         9,985
Issuance of Series F convertible preferred stock,
  net of issuance costs of $11......................             --               --        13,989
Issuance of common stock in lieu of cash payment of
  Series E and F stock offering commissions.........             --               --            --
Exercise of stock options...........................             --               --            56
Repurchase of common stock from employees...........             --               --           (17)
Deferred compensation related to grant of certain
  stock options, net of amortization................             --               --            --
Amortization of deferred compensation...............             --               --            71
Net loss............................................             --           (4,947)       (4,947)
                                                              -----      ------------  -------------
Balance at June 30, 1997............................             --          (20,208)       25,223
Reincorporation in Delaware with par value..........             --               --            --
Issuance of common stock in initial public offering,
  September 1997 ($12 per share), net of offering
  costs of $3,124...................................             --               --        31,376
Conversion of convertible preferred stock into
  common stock......................................             --               --            --
Issuance of common stock for technology license.....             --               --         1,500
Exercise of stock options and warrants..............             --               --           237
Repurchase of common stock from employees...........             --               --            (8)
Deferred compensation related to grant of certain
  stock options, net of amortization................             --               --            --
Amortization of deferred compensation...............             --               --           339
Net loss............................................                          (8,378)       (8,378)
Net unrealized loss on available-for-sale
  securities........................................             (7)              --            (7)
                                                                                       -------------
Comprehensive loss..................................                                        (8,385)
                                                              -----      ------------  -------------
Balance at June 30, 1998............................             (7)         (28,586)       50,282
Issuance of common stock for GeneMedicine, Inc.
  merger............................................             --               --        39,519
Exercise of stock options...........................             --               --            85
Repurchase of common stock from employees...........             --               --           (42)
Issuance of common stock pursuant to Employee Stock
  Purchase Plan.....................................             --               --           355
Amortization of deferred compensation...............             --               --           513
Net loss............................................                         (44,680)      (44,680)
Net unrealized loss on available-for-sale
  securities........................................           (102)              --          (102)
                                                                                       -------------
Comprehensive loss..................................                                       (44,782)
                                                              -----      ------------  -------------
Balance at June 30, 1999............................      $    (109)      $  (73,266)    $  45,930
                                                              -----      ------------  -------------
                                                              -----      ------------  -------------

                            See accompanying notes.

                                 VALENTIS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                   1999        1998        1997
                                                                                ----------  ----------  ----------
Cash flows from operating activities
  Net loss....................................................................  $  (44,680) $   (8,378) $   (4,947)
  Adjustments to reconcile net loss to net cash used in operations:
    Depreciation..............................................................       2,517       2,044       1,294
    Amortization..............................................................         819          --          --
    Amortization of deferred compensation.....................................         513         339          71
    Purchase of in-process research and development with common stock.........      25,870       1,500          --
    Changes in operating assets and liabilities:
      Other receivables.......................................................      (1,154)       (481)       (214)
      Prepaid expenses and other assets.......................................        (762)       (149)       (115)
      Deferred revenue........................................................         744        (887)        356
      Accounts payable........................................................      (3,608)        204         546
      Accrued liabilities.....................................................        (284)        197         (23)
                                                                                ----------  ----------  ----------
        Net cash used in operating activities.................................     (20,025)     (5,611)     (3,032)
                                                                                ----------  ----------  ----------
Cash flows from investing activities
  Cash acquired in GeneMedicine, Inc. merger..................................      11,844          --          --
  Note receivable from PolyMASC Pharmaceuticals plc...........................      (1,000)         --          --
  Purchase of property and equipment..........................................      (5,478)     (2,719)     (1,687)
  Deposits and other assets...................................................         (16)        282         (35)
  Purchases of available-for-sale investments.................................     (17,039)    (41,890)    (15,725)
  Maturities of available-for-sale investments................................      15,839      23,700         500
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) investing activities...................       4,159     (20,627)    (16,947)
                                                                                ----------  ----------  ----------
Cash flows from financing activities
  Proceeds from issuance of long-term debt....................................       6,119       2,128         894
  Payments on long-term debt..................................................      (1,035)     (1,367)     (1,137)
  Proceeds from issuance of convertible preferred stock, net of issuance
    costs.....................................................................          --          --      23,974
  Proceeds from issuance of common stock, net of repurchases..................         395      31,605          39
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................       5,479      32,366      23,770
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................     (10,387)      6,128       3,791
Cash and cash equivalents, beginning of year..................................      15,172       9,044       5,253
                                                                                ----------  ----------  ----------
Cash and cash equivalents, end of year........................................  $    4,785  $   15,172  $    9,044
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.................................................................  $      725  $      423  $      381
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SCHEDULE OF NON-CASH TRANSACTIONS
  Construction-in-progress included in accrued liabilities....................  $      353  $      589  $      249
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
  Net exercise of warrants to purchase 14,629 shares of common
    stock.....................................................................  $       --  $       84  $       --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Tangible and intangible assets acquired for shares of common stock, net of
  cash acquired and liabilities assumed.......................................  $    3,596  $       --  $       --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                                 VALENTIS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

    Valentis, Inc. ("Valentis" or the "Company", formerly Megabios Corp.), resulting from the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999, develops proprietary technologies and applies its preclinical and early clinical development expertise to create novel therapeutics. The Company's core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improve the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics, antibodies and replicating and non-replicating viruses. These technologies are covered by a broad patent portfolio that includes issued U.S. and European claims. Valentis' commercial strategy is to enter into corporate collaborations for full-scale clinical development and marketing and sales of its products.

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

REVENUE RECOGNITION

    Revenue related to collaborative research agreements with the Company's corporate partners is recognized over the related funding periods for each contract. The Company is required to perform research and development activities as specified in each respective agreement on a best-efforts basis. For some contracts, the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation. Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals.

    In 1997 the Company was awarded two SBIR grants totaling approximately $1.5 million research and development projects. The terms of these grant agreements are two years. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses and the costs of funding clinical studies.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH, CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Short-term investments consist of investments with original maturities greater than three months, but less than one year, while long-term investments have maturities greater than one year.

    The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, the Company has classified its cash equivalents and investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders' equity until realized.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the shorter of five years or the estimated useful life of the assets.

ACQUIRED INTANGIBLE ASSETS

    Acquired intangible assets consist of the assembled workforce and goodwill related to the Company's acquisition of GeneMedicine accounted for using the purchase method (See Note 2). Amortization of these purchased intangibles is calculated on the straight-line basis over the respective estimated useful lives of the intangible assets of three years. Amortization of assembled workforce and goodwill is included as a separate item on the Company's Statements of Operations. Acquired in-process research and development without alternative future use is expensed when acquired.

LONG-LIVED ASSETS

    The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). In accordance with SFAS 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of machinery and equipment, leasehold improvements, and acquired intangible assets.

STOCK-BASED COMPENSATION

    The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION

                                 VALENTIS, INC.

                                 JUNE 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for option grants to employees under its employee stock option plan and to adopt the pro forma disclosure alternative as described in SFAS 123 (see Note 11). Option grants to all others are accounted for using the fair value method prescribed by SFAS 123.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

    The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the result would be anti-dilutive.

    The following have been excluded from the calculation of net loss per share because the effect of inclusion would be antidilutive: 56,150 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years; options to purchase approximately 2,459,000 shares of common stock at a weighted average price of $6.99 per share and warrants to purchase 138,511 shares of common stock at a weighted average exercise price of $14.74 per share. The repurchasable shares, options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

    For comparison purposes, the pro forma net loss per share amounts have been presented for fiscal years 1998 and 1997 in the reconciliation below. Pro forma net loss per share has been computed as described above and also gives effect to the conversion of the convertible Preferred Stock that automatically converted upon completion of the Company's initial public offering (using the if converted method)

                                 VALENTIS, INC.

                                 JUNE 30, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from the original date of issuance. A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                 1999       1998       1997
                                                              ----------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
Net loss....................................................  $  (44,680) $  (8,378) $  (4,947)
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
BASIC AND DILUTED
Weighted average shares of common stock
  outstanding...............................................      15,486     10,313      1,409
Shares subject to repurchase................................         (56)      (225)      (283)
                                                              ----------  ---------  ---------
Weighted average shares of common stock outstanding used in
  computing net loss per share..............................      15,430     10,088      1,126
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
Basic and diluted net loss per share........................  $    (2.90) $   (0.83) $   (4.40)
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------
PRO FORMA
Shares used in computing net loss per share above...........                 10,088      1,126
Adjusted to reflect the effect of the assumed conversion of
  preferred stock from the date of issuance.................                  1,810      6,650
                                                                          ---------  ---------
Shares used in computing pro forma net loss per share.......                 11,898      7,776
                                                                          ---------  ---------
                                                                          ---------  ---------
Pro forma net loss per share................................              $   (0.70) $   (0.64)
                                                                          ---------  ---------
                                                                          ---------  ---------

NEW ACCOUNTING STANDARDS

    As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which, prior to adoption, were reported separately in stockholders' equity, to be included in other comprehensive income or loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Because the Company operates as one reportable segment, the adoption of SFAS 131 had no impact on the Company's results of operations or financial position.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. Adoption is required in fiscal year 2001. Because the Company does not use derivatives, management does not anticipate that the adoption of SFAS 133 will have a significant impact on the Company's financial position or results of operations.

2.  ACQUISITION OF GENEMEDICINE, INC.

    On March 18, 1999, the Company completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On March 29, 1999, the combined company was renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the Company's common stock. This resulted in the issuance of approximately 9.1 million additional shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to GeneMedicine's stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million. The transaction was accounted for as a purchase.

    The following is a summary of the purchase price allocation (in thousands):

Tangible assets acquired...........................................  $  14,410
In-process research and development................................     25,870
Intangible assets-assembled workforce and goodwill.................      9,831
Liabilities assumed (including GeneMedicine transaction costs and
  other obligations due upon close of the merger)..................     (8,801)
                                                                     ---------
                                                                     $  41,310
                                                                     ---------
                                                                     ---------

    A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $25.9 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $9.8 million and will be amortized over their estimated useful lives of three years.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

2.  ACQUISITION OF GENEMEDICINE, INC. (CONTINUED)
    The unaudited pro forma combined condensed results of operations of the Company for fiscal 1999 and 1998, had the acquisition occurred at the beginning of each fiscal year presented (in thousands except per share amounts):

                                                                           1999        1998
                                                                        ----------  ----------
Net revenue...........................................................  $    7,264  $   12,615
Net loss..............................................................  $  (29,063) $  (25,244)
Net loss per share....................................................  $    (1.34) $    (1.33)

    The unaudited pro forma condensed combined results for fiscal 1999 and 1998 exclude the effects of the write-off of acquired in-process research and development and other merger costs of $28.9 million, as such amounts are non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginnings of the periods indicated, nor is it necessarily indicative of future operating results.

3.  INVESTMENTS

    Investments consist of the following (in thousands):

                                                           AMORTIZED    UNREALIZED    ESTIMATED
                                                              COST      GAIN/(LOSS)   FAIR VALUE
                                                           ----------  -------------  ----------
JUNE 30, 1999
Money market funds.......................................  $    5,835    $      --    $    5,835
Corporate debt securities................................      19,598          (76)       19,522
                                                           ----------        -----    ----------
                                                               25,433          (76)       25,357
Less amounts classified as cash equivalents..............      (5,835)          --        (5,835)
                                                           ----------        -----    ----------
Total short-term investments.............................      19,598          (76)       19,522
Long-term investments (corporate debt securities)........      14,863          (33)       14,830
                                                           ----------        -----    ----------
Total investments........................................  $   34,461    $    (109)   $   34,352
                                                           ----------        -----    ----------
                                                           ----------        -----    ----------

JUNE 30, 1998
Money market funds.......................................  $   15,509    $      --    $   15,509
Corporate debt securities................................       7,766           28         7,794
                                                           ----------        -----    ----------
                                                               23,275           28        23,303
Less amounts classified as cash equivalents..............     (15,509)          --       (15,509)
                                                           ----------        -----    ----------
Total short-term investments.............................       7,766           28         7,794
Long-term investments (corporate debt securities)........      25,495          (35)       25,460
                                                           ----------        -----    ----------
Total investments........................................  $   33,261    $      (7)   $   33,254
                                                           ----------        -----    ----------
                                                           ----------        -----    ----------

    Unrealized gains were not material and have therefore been netted against unrealized losses. The Company had no realized gains or losses in any period presented.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

3.  INVESTMENTS (CONTINUED)
    At June 30, 1999, the contractual maturities of short-term investments were all due in one year or less, while all long-term investments have contractual maturities of one to two years.

4.  COLLABORATIVE AGREEMENTS

ROCHE HOLDINGS LTD. ("ROCHE")

    Pursuant to the merger with GeneMedicine, Inc. in March 1999, Valentis acquired the rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim and now a subsidiary of Roche originally signed in February 1995. The agreement provides for research and development of gene medicines to treat head and neck tumors and melanoma (the "Corange Agreement"). Pursuant to the Corange Agreement, Roche agreed to fund $25 million of research and development at $5 million per year plus certain amounts for the achievement of milestones of which $20.9 million had been funded prior to the merger with GeneMedicine. Roche also made equity investments in GeneMedicine which were converted into 611,785 shares of Valentis common stock at the time of the merger and acquired a five-year warrant to purchase 611,785 shares of Valentis common stock at an exercise price of $36.78 per share. The warrant was not exercised and expired on April 11, 1999. Revenue recognized under the collaborative research agreement with Roche, after the merger with GeneMedicine was $1,000,000 (24% of total revenue) for the year ended June 30, 1999.

    In August 1998, the Corange Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, Interferon-] or IL-12 genes for the treatment of cancer, and required the Company to conduct a Phase II clinical trial of the IL-2 gene medicine, and a Phase I/II clinical trial for each of the Interferon-] and IL-12 gene medicines. As part of the amendment, the Company received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. The Company also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to the Company by February 1, 2000 and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study.

    If the Company meets the milestones for the development of gene medicines under the Corange Agreement, the Company may be entitled to milestone payments of up to $7.0 million. If Valentis fails to reach certain milestones by 2002, it may have to fund an additional year of research at its own expense, not to exceed $5 million, which amount is included in deferred revenue. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of related profits by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

    Also through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche, for its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The rights under this agreement continue even though the original agreement with Syntex ended.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

4.  COLLABORATIVE AGREEMENTS (CONTINUED)
ELI LILLY AND COMPANY

    In May 1997, the Company entered into a two-year collaborative research agreement with Eli Lilly and Company ("Lilly") to develop gene-based therapeutics using BRCA1, a gene that has been identified as a putative tumor suppressor. The agreement provides for research and development funding as well as funding to support manufacturing and process development efforts. In July 1999, Lilly and the Company agreed to defer the date at which Lilly may extend or terminate the research agreement from May 1999 to November 30, 1999. No additional future cash payments are expected from Lilly under the current agreement. However, if Lilly and the Company agree on an appropriate level of research and development efforts, funding may be extended for up to an additional two years. Lilly can cancel the collaborative research agreement upon three months advance notice to the Company. The agreement provides for certain royalty and milestone payments to the Company upon the occurrence of specified events as set forth in the agreement. Lilly will be responsible for clinical development and regulatory functions, as well as large-scale clinical and commercial manufacturing and sales and marketing. Revenue recognized under the collaborative research agreement with Lilly was $2,180,000 (53% of total revenue), $4,041,000 (50% of total revenue) and $270,000 (5% of total revenue) for the years ended June 30, 1999, 1998 and 1997, respectively.

    In June 1997, in connection with the Lilly agreement, Lilly purchased 285,714 shares of the Company's Series F preferred stock at $10.50 per share, which were converted into an equal number of shares of common stock in September 1997.

GLAXO WELLCOME PLC

    In April 1994, the Company entered into a five-year collaborative agreement with Glaxo Wellcome plc ("Glaxo Wellcome") to develop a gene-based therapeutic for the treatment of cystic fibrosis. In May 1996, the agreement was amended such that the research and development portion of the agreement expired as of April 1, 1997. The agreement provided for quarterly nonrefundable research and development fees. The Company has completed all of its obligations under the Glaxo Wellcome agreement and will receive future payments, if any, only through the achievement of a certain clinical milestone and the payment of royalties. Revenue for research and development was recorded as earned in accordance with the agreement. For the year ended June 30, 1997, revenue recognized under agreement with Glaxo Wellcome was $1,971,000 (34% of total revenues). No revenue was recognized under the agreement for the fiscal years ended June 30, 1999 or 1998.

TRANSKARYOTIC THERAPIES ("TKT")

    In November 1997, PolyMASC and TKT signed a licensing agreement for the development of a PEGylated protein pharmaceutical with an option, now exercised, to extend the license to a second protein pharmaceutical Under the terms of the agreement, TKT will develop the PEGylated proteins and PolyMASC will supply the activated PEG species required to manufacture the PEGylated protein. The goal of the collaboration is to develop proteins with an increased circulating half-life, which will allow for longer intervals between administrations.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

4.  COLLABORATIVE AGREEMENTS (CONTINUED)
ONYX PHARMACEUTICALS ("ONYX")

    In June 1997, PolyMASC and Onyx entered into a collaborative agreement for PolyMASC to develop a PEGylated version of Onyx's ONYX-015 cancer therapeutic in development, and in April 1999, PolyMASC and Onyx signed a non-exclusive license for PEGylated versions of replicating adenoviruses. Under the terms of the agreement, Onyx has the right to develop PEGylated replicating adenoviruses, and PolyMASC will supply the activated PEG species required to manufacture the PEGylated virus. The goal is to assist ONYX-015 in treating not only primary tumors but also sites of metastases.

BAYER CORPORATION ("BAYER")

    In August 1999, PolyMASC and Bayer entered into an agreement whereby Bayer will fund a feasibility study on the development of Factor VIII for hemophilia A using PolyMASC's proprietary ProtoMASC-TM- technology. The study is being done in order for Bayer to determine whether to enter into a broader agreement which could lead to clinical and commercial development of a chemically modified Factor VIII.

DSM BIOLOGICS ("DSM") AND QIAGEN N.V. ("QIAGEN")

    In September, 1998, Valentis and DSM (formerly Gist-Brocades/Bio-Intermediair) formed an alliance focused on the manufacture and supply of plasmid DNA and lipid:DNA complexes to the gene therapy industry. In May 1999 Qiagen joined the manufacturing alliance. The goal of this alliance is to provide the emerging gene therapy and genetic vaccination industry with early access to a reliable, accepted contract manufacturing services platform.

    Valentis is contributing its process technologies and its expertise in DNA formulation and manufacturing to the collaboration. DSM brings manufacturing experience as a supplier of contract manufacturing services, serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force. Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands in return for license and milestone fees. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. This arrangement could provide revenue for Valentis in advance of the launch of commercial gene-based products.

PFIZER INC. ("PFIZER")

    In May 1996, the Company entered into a four-year collaborative research agreement, as well as a license and royalty agreement, with Pfizer to develop a gene-based therapeutic for the treatment of solid tumors via angiogenesis inhibition. Under the terms of the collaborative research agreement, the Company conducted research and preclinical development activities. In December 1997, Pfizer exercised the option as stated in the agreement to discontinue its research and development program. Under the terms of the agreement, Pfizer continued funding the program through May 31, 1998. Valentis has continued to advance the angiogenesis inhibition program and is actively seeking a new corporate partner. Revenue recognized under the collaborative research agreement with Pfizer was $4,042,000 (50% of total revenues) and $3,352,000 (58% of total revenues) for the years ended June 30, 1998 and 1997, respectively. No revenue was recognized under the agreement for the fiscal year ended June 30, 1999.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

4.  COLLABORATIVE AGREEMENTS (CONTINUED)
    In May 1996, in connection with the above agreements, Pfizer purchased 484,697 shares of the Company's Series D convertible preferred stock at $7.22 per share, which were converted into an equal number of shares of common stock in September 1997.

5.  LICENSE AND RESEARCH AGREEMENTS

    The Company has entered into several research agreements with universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $2,521,000, $1,077,000, and $865,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

    In March of 1998 the Company entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which the Company obtained an exclusive license to certain patent rights held by UPMC in the field of viral and non-viral gene-based therapy for rheumatology. Under the terms of the license and collaboration agreement the Company issued 117,555 shares of common stock in payment for the exclusive license to these patent rights. The value of the common stock issued in the transaction was $1.5 million, which was expensed to acquired in-process research and development during the period. The Company expensed the value of this common stock as the technology was not complete at the date of acquisition. Under the terms of the license agreement, the Company is not obligated to make royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but is required to share revenue with UPMC at a specified rate upon the sub-license of rights in the field of viral gene therapy. Valentis is obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that the Company fails to commit resources to the development of products in the field of rheumatology. In addition, the license and collaboration agreement with UPMC established exclusive collaborations between the Company and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration is included in the exclusive license to the Company described above at no additional cost to the Company.

6.  OTHER ACQUIRED TECHNOLOGY

    In April 1999, the Company acquired rights to intellectual property related to the del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The acquisition of del-1 strengthens the Company's product development in the area of cardiovascular disease. The Company expensed the cost paid to Progenitor for del-1 of $900,000 to acquired in-process research and development as the technology was not complete at the date of acquisition.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Machinery and equipment.................................................  $   7,137  $   4,417
Furniture and fixtures..................................................      1,604        836
Leasehold improvements..................................................     10,710      5,121
Construction-in-progress................................................         --        818
                                                                          ---------  ---------
                                                                             19,451     11,192
Less accumulated depreciation...........................................     (7,554)    (5,041)
                                                                          ---------  ---------
Property and equipment, net.............................................  $  11,897  $   6,151
                                                                          ---------  ---------
                                                                          ---------  ---------

8.  ACQUIRED INTANGIBLE ASSETS

    Acquired intangible assets consist of the following (in thousands):

                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                  1999        1998
                                                                                ---------     -----
Assembled workforce...........................................................  $   1,250   $      --
Goodwill......................................................................      8,581          --
                                                                                ---------         ---
                                                                                    9,831          --
Accumulated amortization......................................................       (819)         --
                                                                                ---------         ---
                                                                                $   9,012   $      --
                                                                                ---------         ---
                                                                                ---------         ---

9.  LONG-TERM DEBT

OPERATING LINES OF CREDIT

    In June 1998, the Company established a line of credit for $8,000,000 with a commercial bank. At June 30, 1999, the outstanding balance was $6.8 million under the line of credit. In accordance with the terms of the agreement, the entire balance was converted into term loans at interest rates ranging from 8.25% to 9.0% due in equal monthly installments. The loans are secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit.

    In June 1995, the Company established a line of credit for $1,500,000 with a commercial bank that was fully utilized by August 1995. In accordance with the terms of the agreement, the Company elected to convert the entire balance to a term loan bearing interest at prime plus 2% due in 36 equal monthly installments. This line of credit was repaid in full in July 1998. In conjunction with this financing arrangement, the Company issued the bank a warrant to purchase 24,140 shares of the Company's common stock at $3.88 per share (see Note 11).

                                 VALENTIS, INC.

                                 JUNE 30, 1999

9.  LONG-TERM DEBT (CONTINUED)
    The carrying amounts of these obligations approximate their fair value determined using a discounted cash flow model and the Company's current incremental borrowing rate.

EQUIPMENT FINANCING

    In May 1996, the Company entered into an equipment financing agreement for up to $2,700,000 with a financing company. The Company has financed $2,700,000 in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of June 30, 1999, the outstanding balance under this financing agreement was $1.7 million. In conjunction with this equipment financing agreement, the Company issued a warrant to purchase 38,238 shares of common stock at $3.88 per share (see Note
11).

    In December 1993, the Company entered into an equipment financing agreement for up to $2,300,000 with a financing company. The Company had financed $1,922,000 in equipment purchases under this agreement structured as loans. The equipment loans were repaid over 42 months at interest rates ranging from 13.8% to 16.2% and were secured by the related equipment. This debt was repaid in full in December 1998.

    Following is a schedule of future minimum principal payments under the operating lines of credit and equipment financing arrangements at June 30, 1999 (in thousands):

Year ended June 30,
  2000..............................................................  $   3,124
  2001..............................................................      2,975
  2002..............................................................      2,484
                                                                      ---------
                                                                      $   8,583
                                                                      ---------
                                                                      ---------

10.  OPERATING LEASE COMMITMENTS

    The Company leases its facilities and certain equipment under operating leases. These leases expire between April 2001 and October 2007 with renewal options at the end of the initial terms of the facilities leases. Minimal annual rental commitments under the operating leases at June 30, 1999 are as follows (in thousands):

Year ended June 30,
  2000..............................................................  $   1,502
  2001..............................................................      1,489
  2002..............................................................      1,385
  2003..............................................................      1,407
  2004..............................................................      1,412
  Thereafter........................................................      1,447
                                                                      ---------
                                                                      $   8,641
                                                                      ---------
                                                                      ---------

                                 VALENTIS, INC.

                                 JUNE 30, 1999

10.  OPERATING LEASE COMMITMENTS (CONTINUED)
    Rent expense for the years ended June 30, 1999, 1998 and 1997 was approximately $804,000, $526,000, and $295,000, respectively.

11.  STOCKHOLDERS' EQUITY

COMMON STOCK

    On July 30, 1999 at a special meeting, stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 30,000,000 to 45,000,000.

WARRANTS

    In June 1995, the Company issued a warrant to purchase 28,969 shares of common stock at $3.88 per share to the commercial bank providing a line of credit to the Company. In accordance with the terms of the warrant, the number of shares subject to the warrant was reduced from 28,969 to 24,140 in July 1995. The warrant is exercisable immediately and expires at the earlier of June 1, 2000, or in the event of a merger or sale of substantially all of the assets of the Company.

    In connection with the equipment financing agreement in May 1996, the Company issued a warrant to purchase 38,238 shares of common stock at $3.88 per share. The warrant is exercisable immediately and expires in September 2007.

    The value ascribed to warrants issued by the Company as noted above, both individually and in the aggregate, is immaterial.

    In connection with the merger with GeneMedicine on March 18, 1999, Valentis assumed warrants to purchase 611,785 shares of common stock at $36.78 per share that expired on April 11, 1999 and warrants to purchase 76,133 shares of common stock at $23.64 per share that expired on July 12, 1999.

EQUITY INCENTIVE PLAN

    In July 1997, the Board of Directors amended and restated the 1993 Stock Option Plan, renamed it as the 1997 Equity Incentive Plan (the "Incentive Plan") and reserved 2,100,000 shares of the Company's common stock for issuance under the Incentive Plan. The Incentive Plan was approved by shareholders in September 1997. An additional 1,000,000 shares was added to the plan as approved by the stockholders in December 1998. The Incentive Plan provides for grants to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment.

    In December 1998, the Board of Directors adopted and stockholders approved the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering 200,000 shares of common stock of the Company. Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each non-employee director, other than a non-employee director who currently serves

                                 VALENTIS, INC.

                                 JUNE 30, 1999

11.  STOCKHOLDERS' EQUITY (CONTINUED)
on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 25,000 shares of common stock, and commencing with the annual meeting of stockholders in 1998,each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of Common Stock. As of June 30, 1999, options for 125,000 shares had been granted to non-employee directors under this plan.

    The merger with GeneMedicine, Inc. included the conversion of outstanding GeneMedicine stock options into options to purchase 1.5 million shares of Valentis common stock. These options relate to the Company's assumption of GeneMedicine's 1993 Stock Option Plan referred to as the "GeneMedicine Plan." Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine's previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine's Board of Directors. Options under the GeneMedicine Plan typically vest over a four year period and expire ten years after the date of grant or 90 days after termination of employment. See Note 2 for more information on the acquisition of GeneMedicine.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    Activity under all option plans was as follows:

                                                        OUTSTANDING STOCK OPTIONS
                                           ---------------------------------------------------
                                                                                    WEIGHTED
                                             SHARES      NUMBER                      AVERAGE
                                           AVAILABLE       OF          PRICE        EXERCISE
                                           FOR GRANT     SHARES      PER SHARE        PRICE
                                           ----------  ----------  --------------  -----------
Balance at June 30, 1996.................      98,435     234,018      $0.30        $    0.30
Additional authorization.................     353,333          --              --          --
Options granted..........................    (388,680)    388,680      $1.50        $    1.50
Options exercised........................          --    (116,517)  $0.30-$1.50     $    0.45
Options canceled.........................      26,566     (26,566)  $0.30-$1.50     $    0.51
Shares repurchased.......................      32,045          --   $0.30-$1.50     $    0.39
                                           ----------  ----------
Balance at June 30, 1997.................     121,699     479,615   $0.30-$1.50     $    1.22
Additional authorization.................     770,985          --              --          --
Options granted..........................    (550,722)    550,722   $2.70-$15.50    $    8.15
Options exercised........................          --    (169,719)  $0.30-$2.88     $    1.28
Options canceled.........................      52,518     (52,518)  $0.30-$15.50    $    4.12
Shares repurchased.......................      18,429          --   $0.30-$1.50     $    0.43
                                           ----------  ----------
Balance at June 30, 1998.................     412,909     808,100   $0.30-$15.50    $    5.72
                                           ----------  ----------
Additional authorization.................   1,200,000          --              --          --
Options granted..........................    (572,460)    572,460   $4.06-$7.00     $    5.58
Options exercised........................          --     (46,042)  $0.30-$4.38     $    1.86
Options canceled.........................     351,411    (351,411)  $0.30-$16.64    $    6.78
Options assumed in the merger with
  GeneMedicine...........................     251,346   1,479,764   $0.31-$17.08    $    8.01
Shares repurchased.......................      42,936          --   $0.30-$2.88     $    0.97
                                           ----------  ----------
Balance at June 30, 1999.................   1,686,142   2,462,871   $0.30-$17.08    $    6.98
                                           ----------  ----------
                                           ----------  ----------

                                 VALENTIS, INC.

                                 JUNE 30, 1999

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    The options outstanding at June 30, 1999 have been segregated into ranges for additional disclosure as follows:

                                   WEIGHTED
                                    AVERAGE
                    OPTIONS        REMAINING        OPTIONS      WEIGHTED
   EXERCISE       OUTSTANDING     CONTRACTUAL       VESTED        AVERAGE
     PRICE            AT             LIFE             AT         EXERCISE
   PER SHARE     JUNE 30, 1999    (IN YEARS)     JUNE 30, 1999     PRICE
---------------  -------------  ---------------  -------------  -----------
  $0.30-$4.00         354,648           6.84          250,408    $    1.56
  $4.05-$4.98         419,586           5.52          105,092    $    4.33
  $5.04-$5.91         457,615           8.24           88,743    $    5.61
  $6.02-$9.96         740,046           6.63          287,314    $    7.76
 $10.07-$17.08        490,976           5.28          350,848    $   13.28
                 -------------                   -------------
                    2,462,871           6.50        1,082,405    $    6.98
                 -------------                   -------------
                 -------------                   -------------

    The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $5.58, $8.15, and $1.50, respectively.

    At June 30, 1999, 56,150 shares of common stock at a weighted average price of $1.03 per share were subject to repurchase.

1997 STOCK PURCHASE PLAN

    In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 200,000 shares of common stock. The Purchase Plan was approved by shareholders in September 1997 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Of the 200,000 shares authorized to be issued under the plan, 129,856 shares were available for issuance at June 30, 1999 and 70,144 shares had been issued under the Purchase Plan at an average purchase price of $5.06 per share.

DEFERRED COMPENSATION EXPENSE

    The Company has recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for options granted through the year ended June 30, 1997. Deferred compensation of $750,000 was recorded on these options based on the deemed fair value of the common stock at the dates of grant at prices ranging from $1.50 to $3.75 per share, respectively. In July and August 1997, the Company granted options to purchase a total of 59,949 shares at exercise prices ranging from $2.70 to $2.88 per share. Additional deferred compensation of approximately $636,000 was recorded based on the deemed fair values of common stock ranging from $9.00 to $9.60 per share. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years. Amortization of $513,000, $339,000 and $71,000 were recorded in 1999, 1998 and 1997, respectively.

                                 VALENTIS, INC.

                                 JUNE 30, 1999

11.  STOCKHOLDERS' EQUITY (CONTINUED)
    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                            STOCK PURCHASE PLAN SHARES
                                           EMPLOYEE STOCK OPTIONS
                                       -------------------------------  -----------------------------------
YEARS ENDED JUNE 30,                     1999       1998       1997       1999        1998         1997
-------------------------------------  ---------  ---------  ---------  ---------     -----        -----
Expected life (in years).............        2.3        2.5        2.5        0.5          --           --
Risk-free interest rate..............       4.58%      5.45%      6.05%      4.83%         --           --
Volatility...........................       0.93       0.70       0.00       0.93          --           --
Dividend yield.......................         --         --         --         --          --           --

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for net loss per share information):

                                                                     YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                  1999       1998       1997
                                                               ----------  ---------  ---------
Net loss-as reported.........................................  $  (44,680) $  (8,378) $  (4,947)
Net loss-pro forma...........................................  $  (45,837) $  (8,708) $  (4,965)
Net loss per share-as reported...............................  $    (2.90) $   (0.83) $   (4.40)
Net loss per share-pro forma.................................  $    (2.97) $   (0.86) $   (4.41)

12.  INCOME TAXES

    As of June 30, 1999, the Company had federal net operating loss carryforwards and federal research credit carryforwards of approximately $90.9 million and $2.1 million, respectively. The federal net

                                 VALENTIS, INC.

                                 JUNE 30, 1999

12.  INCOME TAXES (CONTINUED)
operating loss carryforward at June 30, 1999, was composed of $37.9 million pertaining to Valentis' operations and $53.0 million pertaining to GeneMedicine, Inc.'s operations. The net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2019, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Significant components of the Company's deferred tax assets and liabilities for federal income taxes as of June 30 are as follows (in thousands):

                                                                           1999        1998
                                                                        ----------  ----------
Net operating loss carryforwards......................................  $   31,100  $    8,200
Research and development credits......................................       2,300         600
Manufacturing and research equipment credit carryforward..............         200         200
Capitalized research and development..................................       1,900       1,600
Deferred revenue......................................................       2,000          --
Depreciation..........................................................       1,900       1,300
Other, net............................................................       9,400        (600)
                                                                        ----------  ----------
Net deferred tax assets...............................................      48,800      11,300
Valuation allowance...................................................     (48,800)    (11,300)
                                                                        ----------  ----------
                                                                        $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The net valuation allowance increased by $19.5 million, $3.2 million and $2.0 million during the years ended June 30, 1999, 1998 and 1997, respectively.

13.  SUBSEQUENT EVENTS (UNAUDITED)

    On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). In conjunction with the acquisition, prior to closing, Valentis loaned PolyMASC $1,000,000 which was secured by certain intellectual property. Under the terms of the agreement, each outstanding share of PolyMASC common stock was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.2 million Valentis shares, valued at about $19.8 million based on the Valentis stock price of $4.50 at the date the transaction was announced. In addition, Valentis assumed all outstanding employee stock options of PolyMASC. These options were converted into options to purchase shares of common stock of Valentis at the same exchange ratio. If and when these options are exercised, Valentis shares will be issued from shares already held by the PolyMASC Employee Benefit Trust. Dr. Gillian E. Francis, Chief Executive Officer of PolyMASC, will join the Board of Directors of Valentis and will serve as Managing Director, PolyMASC. The Company announced that it intends to manage PolyMASC as a wholly owned subsidiary of Valentis.

    PolyMASC's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary technology has as yet entered any stage of human clinical testing. PolyMASC's strategy has been to develop and commercialize its products

                                 VALENTIS, INC.

                                 JUNE 30, 1999

13. SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED) through alliances with pharmaceutical and biotechnology companies. No products using PolyMASC's proprietary technology have been approved for marketing to date. The PolyMASC research and development currently in process has been preliminarily valued at $14.8 million. The acquired in-process research and development will be included in the Valentis statement of operations in the quarter ending September 30, 1999. The intangible assets will be amortized over their estimated useful lives of 3 years.