Form 10-Q
period 1999-09-30
VALENTIS INC
filed 1999-11-15
CIK 932352

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934.  For the quarterly period ended September 30, 1999.


      Transition report pursuant to Section 13 or 15(d) of the Securities
-----
Exchange Act of 1934.  For the transition period from             to
                                                      -----------    -----------


                    Commission File Number
                                           --------------


                                VALENTIS, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                        94-3156660
--------------------------------            ------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


863A Mitten Rd., Burlingame, CA                             94010
--------------------------------            ------------------------------------
  (Address of principal                                  (Zip Code)
   executive offices)


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

Yes     X           No
      -----              -----

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 26,386,236 as of October 31, 1999.

                                 VALENTIS, INC.

                                     INDEX

PART I:  FINANCIAL INFORMATION

                                                                                                       Page
     ITEM 1:      FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets                                                  3
                  Condensed Consolidated Statements of Operations                                        4
                  Condensed Consolidated Statements of Cash Flows                                        5
                  Notes to Condensed Consolidated Financial Statements                                   6

     ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONs                                         10


PART II:  OTHER INFORMATION


     ITEM 1:      LEGAL PROCEEDINGS                                                                     16

     ITEM 2:      CHANGES IN SECURITIES AND USE OF PROCEEDS                                             16

     ITEM 3:      DEFAULTS UPON SENIOR SECURITIES                                                       16

     ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   16

     ITEM 5:      OTHER INFORMATION                                                                     16

     ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      16

                    SIGNATURES                                                                          17

                    EXHIBIT INDEX                                                                       18

PART 1          FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                                                  VALENTIS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                       SEPTEMBER 30,          JUNE 30,
                                                                                           1999                 1999
                                                                                           ----                 ----
                                                                                        (unaudited)           (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                               $ 3,088           $   4,785
   Short-term investments                                                                   23,627              19,522
   Note receivable from PolyMASC Pharmaceuticals plc                                            --               1,000
   Other receivables                                                                           945               1,800
   Other current assets                                                                        774               1,392
                                                                                          --------             -------
     Total current assets                                                                   28,434              28,499
   Property and equipment, net                                                              11,850              11,897
   Long-term investments                                                                     7,123              14,830
   Goodwill and other intangible assets                                                     14,453               9,012
   Deposits and other assets                                                                   189                 189
                                                                                        ----------         -----------
                                                                                          $ 62,049            $ 64,427
                                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $ 3,404           $   3,691
   Other accrued liabilities                                                                 1,114               1,309
   Deferred revenue                                                                          5,076               4,914
   Current portion of long-term debt                                                         3,162               3,124
                                                                                           -------             -------
     Total current liabilities                                                              12,756              13,038

Long-term debt                                                                               4,680               5,459
Commitments
Stockholders' equity:
   Common stock                                                                                 26                  22
   Additional paid-in capital                                                              139,322             119,746
   Deferred compensation                                                                      (373)               (463)
   Accumulated other comprehensive loss                                                        (66)               (109)
   Accumulated deficit                                                                     (94,296)            (73,266)
                                                                                         ---------           ---------
     Total stockholders' equity                                                             44,613              45,930
                                                                                         ---------           ---------
                                                                                          $ 62,049            $ 64,427
                                                                                          ========            ========

                            See accompanying notes

                                 VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share amounts)

                                                                                                  THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                             ----------------------------
                                                                                               1999                 1998
                                                                                               ----                 ----
Collaborative research and development revenue                                               $ 1,185            $     773

Operating expenses:
   Research and development                                                                    5,487                3,429
   General and administrative                                                                  1,819                1,076
   Acquired in-process research and development                                               14,347                   --
   Amortization of goodwill and other acquired intangibles                                       835                   --
                                                                                            --------             --------
     Total operating expenses                                                                 22,488                4,505
                                                                                            --------             --------

Loss from operations                                                                         (21,303)              (3,732)

Interest income                                                                                  518                  679
Interest expense and other                                                                      (245)                (146)
                                                                                            --------             --------

Net loss                                                                                    $(21,030)            $ (3,199)
                                                                                            ========             ========

Basic and diluted net loss per share                                                        $  (0.89)            $  (0.25)
                                                                                            ========             ========

Shares used in computing basic and diluted net loss per share                                 23,610               12,736
                                                                                              ======               ======

                            See accompanying notes

                                 VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                                   THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                1999                1998
                                                                                                ----                ----
Cash flows from operating activities
   Net loss                                                                                   $ (21,030)        $  (3,199)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                                                 1,008               584
     Amortization                                                                                   819                --
     Amortization of deferred compensation                                                           56                78
     Purchase of in-process research and development with common stock                           14,347                --
     Changes in operating assets and liabilities:
       Other receivables                                                                            862              (388)
       Prepaid expenses and other                                                                   662              (215)
       Deferred revenue                                                                             162                --
       Accounts payable                                                                          (1,399)             (334)
       Accrued liabilities                                                                         (195)              108
                                                                                              ---------         ---------
         Net cash used in operating activities                                                   (4,708)           (3,366)
                                                                                              ---------         ---------

Cash flows from investing activities
   Net cash acquired in acquisition                                                                 422                --
   Purchase of property and equipment                                                              (456)           (2,544)
   Deposits and other assets                                                                         --                --
   Purchase of available-for-sale investments                                                        --            (2,010)
   Maturities of available-for-sale investments                                                   3,602             1,070
                                                                                              ---------         ---------
         Net cash provided by (used in) investing activities                                      3,568            (3,484)
                                                                                              ---------         ---------

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                          --             2,502
   Payments on long-term debt                                                                      (741)             (370)
   Proceeds from issuance of common stock, net of repurchases                                       184               203
                                                                                              ---------         ---------
         Net cash provided by financing activities                                                 (557)            2,335
                                                                                              ---------         ---------

Net increase (decrease) in cash and cash equivalents                                             (1,697)           (4,515)
Cash and cash equivalents, beginning of period                                                    4,785            15,172
                                                                                              ---------         ---------
Cash and cash equivalents, end of period                                                       $  3,088          $ 10,657
                                                                                              =========         =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                               $    203          $    143
                                                                                              =========         =========

Schedule of non-cash transactions:
   Construction in progress included in accrued liabilities                                    $     --          $    177
                                                                                              =========         =========

   Tangible and intangible assets acquired for shares of common stock, net of cash
   acquired and liabilities assumed                                                             $ 5,334          $     --
                                                                                              =========         =========

                            See accompanying notes

                                 VALENTIS, INC.
          NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1999 and 1998. The balance sheet at June 30, 1999 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On March 18, 1999, the Company completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On August 27, 1999, the Company acquired all the outstanding shares of PolyMASC Pharmaceuticals plc ("PolyMASC").
Both transactions were accounted for under the purchase method of accounting.

The accompanying condensed consolidated financial statements reflect the revenues and expenses of PolyMASC and GeneMedicine from their acquisition dates and include the accounts of the Company and its wholly owned subsidiary, PolyMASC. All significant intercompany balances and transactions have been eliminated.

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

Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation. In addition, as a result of the GeneMedicine merger, deferred revenue at September 30, 1999 includes an obligation related to a research agreement with Roche Holdings Ltd. ("Roche"). Pursuant to the terms of the Roche agreement, the Company may be obligated to conduct research and development at its own expense in an amount not to exceed $5 million at the end of the agreement. The Company has, therefore, deferred a portion of research funding received from Roche under this agreement to provide for this obligation.

Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals.

3.   NET LOSS PER SHARE

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

The following have been excluded from the calculation of net loss per share because the effect of inclusion would be antidilutive: 41,976 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years; options to purchase 2,850,067 shares of common stock at a weighted average price of $6.67 per share and warrants to purchase 62,378 shares of common stock at a weighted average exercise price of $3.88 per share. The repurchasable shares, options and warrants will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1999             1998
                                                              ----             ----
Net loss                                                   $ (21,030)       $ (3,199)
                                                           =========        ========

BASIC AND DILUTED
   Weighted average shares of common stock outstanding        23,652          12,872
   Common shares subject to repurchase                           (42)           (136)
                                                           ---------        --------
   Weighted average shares of common stock used in
computing net loss per share                                  23,610          12,736
                                                           =========        ========

Basic and diluted net loss per share                        $  (0.89)       $  (0.25)
                                                           =========        ========

4.   ACQUISITION OF POLYMASC PHARMACEUTICALS PLC ("POLYMASC")

On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). In conjunction with the acquisition, prior to closing, Valentis loaned PolyMASC $1,000,000 which was secured by certain intellectual property. Under the terms of the acquisition agreement, each outstanding share of PolyMASC common stock was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.2 million Valentis shares, valued at about $19.3 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. Dr. Gillian E. Francis, Chief Executive Officer of PolyMASC, has joined the Board of Directors of Valentis and will serve as Managing Director of PolyMASC. The Company intends to manage PolyMASC as a wholly owned subsidiary of Valentis. The acquisition was accounted for as a purchase.

The total cost of the merger was approximately $20.1 million, determined as follows (in thousands):

   Fair value of Valentis Common Stock (based on the per share fair value at the
     date the agreement was announced)                                                 $19,266
   Valentis transaction costs                                                              837
                                                                                       -------
                                                                                       $20,103
                                                                                       =======

Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

   Tangible assets acquired                                                            $ 1,600
   In-process research and development                                                  14,347
   Intangible assets - assembled workforce and goodwill                                  6,261
   Liabilities assumed (including PolyMASC transaction costs)                           (2,105)
                                                                                       -------
                                                                                       $20,103
                                                                                       =======

PolyMASC's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary technology has as yet entered any stage of human clinical testing or has been approved for marketing. PolyMASC's strategy has been to develop and commercialize its products through alliances with pharmaceutical and biotechnology companies.

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.2 million and will be amortized over their estimated useful lives of three years. The acquired in-process research and development is included in the Valentis Statement of Operations in the quarter ended September 30, 1999.

The unaudited pro forma information for the Company for the quarter ended September 30, 1999, had the acquisition occurred as of July 1, 1999, is as follows (in thousands except per share amounts):

                                                      1999
                                                      ----
   Net revenue                                      $ 1,188
   Net loss                                         $(7,200)
   Net loss per share                               $ (0.27)

The unaudited pro forma combined results for the quarter ended September 30, 1999 exclude the effect of the write-off of acquired in-process research and development cost of $14.3 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

5.   COMPREHENSIVE INCOME (LOSS)

Following are the components of comprehensive loss (in thousands):

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                       1999                    1998
                                                                                       ----                    ----
Net loss                                                                           $(21,030)                $(3,199)
Net unrealized gain (loss) on available-for-sale securities                             (74)                    143
Net unrealized foreign exchange translation adjustment                                   31                      --
                                                                                   --------                 -------
Comprehensive income (loss)                                                        $(21,073)                $(3,056)
                                                                                   ========                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

The Company develops proprietary technologies and applies its preclinical and early clinical development expertise to create novel therapeutics. The Company's core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improved the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics (peptide-like small molecules), antibodies and replicating and non-replicating viruses. These technologies are covered by a broad patent portfolio that includes issued U.S. and European claims. This expanded portfolio of delivery technologies allows Valentis to maintain its focus on creating improved versions of currently marketed products as well as solving safety, efficacy and compliance issues with biologics in development. Valentis' commercial strategy is to enter into corporate collaborations for full-scale clinical development and marketing and sales of products. Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

    -    Roche Holdings Ltd. ("Roche") for cancer immunotherapeutics,
    - Eli Lilly & Co. ("Lilly") to develop treatments for breast and ovarian cancer using the BRCA1 gene,
    - Glaxo Wellcome plc ("Glaxo Wellcome") to develop a treatment for cystic fibrosis using the CFTR gene,
    -    Transkaryotic Therapies Inc. for PEGylation of certain proteins,
    - Onyx Pharmaceuticals Inc. for a PEGylated virus-based cancer therapeutic,
    -    Bayer Corporation for a PEGylated Factor VIII, and
    -    DSM Biologics and Qiagen N.V. for plasmid manufacturing.

To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and no revenue has been generated from product sales. Under the terms of its corporate collaborations, the Company generally receives research and development funding on a quarterly basis in advance of associated research and development costs. The Company expects that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

The Company is conducting operations in California, Texas and London. The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company expects to increase both research and administrative expenditures in future periods. As of September 30, 1999, the Company's accumulated deficit was approximately $94.3 million.

BUSINESS ACQUISITIONS

On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc
("PolyMASC"). In conjunction with the acquisition, prior to closing, Valentis loaned PolyMASC $1,000,000 which was secured by certain intellectual property. Under the terms of the acquisition agreement, each outstanding ordinary share of PolyMASC was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.2 million Valentis shares valued at about $19.3 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The purchase price also included approximately $837,000 of transaction costs, for an aggregate purchase price of $20.1 million. Dr. Gillian E. Francis, Chief Executive Officer of PolyMASC, has joined the Board of Directors of Valentis and will serve as Managing Director of PolyMASC. The Company intends to manage PolyMASC as a wholly owned subsidiary of Valentis. The acquisition was accounted for as a purchase.

PolyMASC's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary technology has as yet entered any stage of human clinical testing or has been approved for marketing. PolyMASC's strategy has been to develop and commercialize its products through alliances with pharmaceutical and biotechnology companies.

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.2 million and will be amortized over their estimated useful lives of three years. The acquired in-process research and development is included in the Valentis Condensed Consolidated Statement of Operations in the quarter ended September 30, 1999.

With the acquisition of London-based PolyMASC, Valentis expanded its delivery technologies and has a more diversified portfolio of products in clinical and preclinical development. The acquisition broadened Valentis' intellectual property portfolio in biologics delivery, creating what it believes is the first company offering a broad array of technologies and intellectual property in biologics delivery. PolyMASC will continue to focus primarily on research and preclinical development of PEGylation technologies and products. PEGylation is an established technology that involves the attachment of the polymer polyethyleneglycol ("PEG") to therapeutics to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation may lead to improved dosing intervals and may also have beneficial effects on safety and efficacy.

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

The merger transaction was accounted for as a purchase. A write-off of $25.9 million for in-process research and development acquired from GeneMedicine was included in the Company's Condensed Consolidated Statement of Operations (see detailed discussion under "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired will be amortized over their estimated useful lives of 3 years.

RESULTS OF OPERATIONS

The Company's research and development revenue for the three months ended September 30, 1999 totaled approximately $1.2 million compared to $773,000 for the corresponding period of 1998. The 1999 revenue was attributable to amounts earned for collaborative research and development performed under the Company's corporate collaborations with Roche and Lilly of approximately $1.0 million and $87,000, respectively, and $98,000 earned under other agreements. The 1998 revenue was attributable primarily to amounts earned for research and development performed under the Company's corporate collaboration with Lilly. No revenue from royalties from product sales has been earned under any corporate collaboration to date.

Research and development expenses increased to $5.5 million for the quarter ended September 30, 1999 from $3.4 million in the same period of 1998. The increases in 1999 were primarily attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999 and the merger with GeneMedicine in March 1999. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses for the quarter ended September 30, 1999 increased to $1.8 million from $1.1 million in the corresponding period of 1998. The increase in 1999 compared to 1998 was primarily due to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999 and the merger with GeneMedicine in March 1999. The Company expects general and administrative expenses to increase due to business development activities and to support expanded research and development activities.

Interest income (expense), net was $273,000 for the quarter ended September 30, 1999 compared to $533,000 for the corresponding quarter of the prior year. The decrease in interest income (expense), net resulted primarily from increased interest expenses on higher outstanding balances on the Company's equipment financing lines of credit and a decrease in interest income resulting from lower average cash, cash equivalent and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $33.8 million in cash, cash equivalents and investments compared to $39.1 million at June 30, 1999. Net cash used in the Company's operations for the quarter ended September 30, 1999 was $4.7 million compared to $3.4 million used in the corresponding quarter of 1998. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. The Company's capital expenditures were $456,000 for the quarter ended September 30, 1999 compared to $2.5 million used in the corresponding quarter of 1998.

In June 1998, the Company established a line of credit for $8,000,000 with a commercial bank, which was subsequently fully utilized. At September 30, 1999, the outstanding balance was $6.3 million under the line of credit. In accordance with the terms of the agreement, the entire balance was converted into term loans at interest rates ranging from 8.25% to 9.0% due in equal monthly installments. The loans are secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit.

In May 1996, the Company entered into an equipment financing agreement for up to $2,700,000 with a financing company. The Company has financed $2,700,000 in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of September 30, 1999, the outstanding balance under this financing agreement was $1.6 million.

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

ACQUISITION OF GENEMEDICINE RESEARCH AND DEVELOPMENT PROGRAMS

There are seven primary GeneMedicine research and development programs that the Company acquired in March 1999. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. Each of the programs was valued at the date of acquisition based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of gene therapy research and development. In the valuation model, it is assumed that for each program preclinical studies and clinical trials are successfully completed, regulatory approval to market the product is obtained, a marketing partner is secured and the Company is able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties.

The seven primary research and development programs that the Company acquired were valued as follows (in thousands):

Cancer gene medicines (IL-2, IFN-(alpha), IL-12)                 $ 8,100
Hemophilia gene medicines (Factor VIII and IX)                     1,240
Growth Factor gene medicines (IGF-I)                               5,180
Pulmonary gene medicines (AAT GM)                                  1,730
Vascular Growth Factor gene medicines (VEGF)                       4,620
Drug-controlled GeneSwitch(TM)technology                           3,930
Nucleic Acid Programs/(APC)                                        1,070
                                                                 -------
                                                                 $25,870
                                                                 =======

Prior to March 1999, over the previous five years, GeneMedicine, Inc. incurred approximately $50 million of research and development expenses in the development of its current research and development programs. Costs to complete these projects could aggregate to approximately $70 million over the next five to seven years. The Company presently anticipates that gene medicines (which utilize its proprietary developmental-stage technologies) will obtain FDA approval beginning at various times beginning in 2005 through 2008. If such gene medicines are successfully completed, the Company will receive a royalty on the product sales.

The nature of the efforts required for developing the acquired in-process research and development into technologically feasible and commercially viable products principally relate to the successful performance of additional preclinical studies and clinical trials. Though the Company expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. While the expectations and promise of gene therapy are great, clinical efficacy has not yet been demonstrated. Many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies, but there are currently no marketed gene therapy products and none are expected for the next several years.

ACQUISITION OF POLYMASC RESEARCH AND DEVELOPMENT PROGRAM

PEGylation is the primary PolyMASC research and development program that the Company acquired in August 1999. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of biologics delivery research and development. In the valuation model, it is assumed that for product candidates based on PolyMASC's technology, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and the Company is able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties. The PEGylation technology that the Company acquired was valued at $14.3 million. The Company currently has corporate collaborations with Onyx Pharmaceuticals, Transkaryotic Technologies and Bayer Pharmaceuticals under which it is developing product candidates using its PEGylation technology.

Before a product can be successfully marketed, the Company's corporate partners must fund the completion of preclinical studies, clinical studies and, if successfully completed, the market introduction of the new PEGylated therapies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates that clinical development activities could be completed and revenues could begin to accrue to the Company with the projected introduction of a product in 2002. Management estimates that the remaining research and development efforts will total more than $8 million over the next six years.

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

The financial impact of the required upgrades and conversion of computer software relating to the Y2K issue was funded through operating cash flows and was less than $20,000. All costs to date have been expensed as incurred. However, costs incurred to date, do not take into account the costs, if any, that might be incurred as a result of Y2K-related failures that occur despite the Company's implementation of its Y2K plan. Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of third party systems, the Company could experience unanticipated material negative consequences and/or material costs caused by undetected errors or defects in such systems or by the Company's failure to adequately prepare for the results of such errors or defects, including the costs of related litigation, if any. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations

FINANCIAL MARKET RISK

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

                                              1999                  2000                Total
                                        -----------------    -----------------    -----------------
Cash equivalents
   Fixed rate..................            $ 2,259                    --              $ 2,259
   Average rate................               5.28%                   --                 5.28%
Short-term investments
   Fixed rate..................            $23,627                    --              $23,627
   Average rate................               5.70%                   --                 5.70%
Long-term investments
   Fixed rate..................                 --                $7,123              $ 7,123
   Average rate................                 --                  4.90%                4.90%
                                        -----------------    -----------------    -----------------
Total investment securities....            $25,886                $7,123              $33,009
Average rate...................               5.66%                 4.90%                5.50%

PART II:    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            A special meeting of stockholders was held on July 30, 1999 to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 30,000,000 to 45,000,000.

            The voting of stockholders with respect to the proposal was as follows:

                     Votes For          Votes Against       Votes Abstained
                     ---------          -------------       ---------------
                     12,961,451            745,671              273,471

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits

            27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

       b.   Reports on Form 8-K

            On September 13, 1999, the Registrant filed a current report on Form 8-K to report that it had acquired PolyMASC Pharmaceuticals plc, a biotechnology company organized under English law, pursuant to an Ordinary and Deferred Share Offer on August 27, 1999.
                          Page 16 of 18

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Valentis, Inc.
                                       --------------
                                       (registrant)




Date:    November 12, 1999             /s/ Benjamin F. McGraw III
                                       --------------------------
                                       Benjamin F. McGraw III
                                       President, Chief Executive Officer,
                                       and Chairman of the Board of
                                       Directors



Date:    November 12, 1999             /s/ Bennet Weintraub
                                       --------------------
                                       Bennet Weintraub
                                       Chief Financial Officer and Vice
                                       President Finance
                                       (Principal Financial and Accounting
                                       Officer)

                                 VALENTIS, INC.

                                 EXHIBIT INDEX



27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).