Form 10-Q
period 1999-12-31
VALENTIS INC
filed 2000-02-14
CIK 932352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934. For the quarterly period ended December 31, 1999.


         Transition report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934. For the transition period from           to
                                                    -----------  -----------

                             Commission File Number 0-22987
                                                    -------


                                 VALENTIS, INC.
             (Exact name of registrant as specified in its charter)





                   Delaware                               94-3156660
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
              or organization)


            863A Mitten Rd., Burlingame, CA                94010
---------------------------------------------  ---------------------------------
       (Address of principal offices)                    (Zip Code)


                                  650-697-1900
              -----------------------------------------------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x           No
    ----------          ----------

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 26,745,618 as of January 31, 2000.

                                 VALENTIS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
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

PART 1          FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS


                                 VALENTIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          DECEMBER 31,          JUNE 30,
                                                             1999                1999
                                                             ----                ----
                                                          (unaudited)           (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                              $   8,472           $   4,785
   Short-term investments                                    19,703              19,522
   Note receivable from PolyMASC Pharmaceuticals                  -               1,000
   Other receivables                                            577               1,800
   Prepaid expenses and other                                   927               1,392
                                                             ------              ------
     Total current assets                                    29,679              28,499
   Property and equipment, net                               11,066              11,897
   Long-term investments                                          -              14,830
   Goodwill and other intangible assets                      12,938               9,012
   Other assets                                                 189                 189
                                                             ------              ------
                                                          $  53,872           $  64,427
                                                             ======              ======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $   2,551           $   3,691
   Other accrued liabilities                                    957               1,309
   Deferred revenue                                           5,893               4,914
   Current portion of long-term debt                          3,206               3,124
                                                             ------              ------
     Total current liabilities                               12,607              13,038

Long-term debt                                                4,227               5,459
Commitments
Stockholders' equity:
   Common stock                                                  26                  22
   Additional paid-in capital                               139,546             119,746
   Deferred compensation, net of amortization                  (318)               (463)
   Accumulated other comprehensive loss                         (48)               (109)
   Accumulated deficit                                     (102,168)            (73,266)
                                                             ------              ------
     Total stockholders' equity                              37,038              45,930
                                                             ------              ------
                                                          $  53,872           $  64,427
                                                             ======              ======






                             See accompanying notes

                                              VALENTIS, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           DECEMBER 31,                  DECEMBER 31,
                                                                           ------------                  ------------
                                                                         1999          1998           1999          1998
                                                                         ----          ----           ----          ----
                                                                             (unaudited)                   (unaudited)


Collaborative research and development revenue                         $  2,150     $    613       $  3,238      $  1,386
Research and development grant revenue                                      167           --            264            --
                                                                          -----        -----          -----         -----
   Total revenue                                                          2,317          613          3,502         1,386

Operating expenses:
   Research and development                                               7,087        3,357         12,574         6,786
   General and administrative                                             1,822        1,018          3,641         2,094
   Acquired in-process research and development                              --           --         14,347            --
   Amortization of goodwill and other acquired intangibles                1,499           --          2,334            --
                                                                         ------        -----         ------         -----
     Total operating expenses                                            10,408        4,375         32,896         8,880
                                                                         ------        -----         ------         -----

Loss from operations                                                     (8,091)      (3,762)       (29,394)       (7,494)

Interest income                                                             426          622            944         1,301
Interest expense and other                                                 (207)        (198)          (452)         (344)
                                                                           ----         ----           ----          ----

Net loss                                                               $ (7,872)    $ (3,338)      $(28,902)     $ (6,537)
                                                                       ========     ========       ========      ========

Basic and diluted net loss per share                                   $  (0.30)    $  (0.26)      $  (1.16)     $  (0.51)
                                                                       ========     ========       ========      ========

Shares used in computing basic and diluted net loss per share            26,363       12,798         24,987        12,767
                                                                       ========     ========       ========      ========






                                            See accompanying notes

                                                 VALENTIS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)


                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                                1999               1998
                                                                                                ----               ----
                                                                                          (unaudited)       (unaudited)


Cash flows from operating activities
   Net loss                                                                                 $(28,902)          $ (6,537)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                                              1,957              1,217
     Amortization                                                                              2,334                 --
     Amortization of deferred compensation                                                       113                295
     Purchase of in-process research and development with common stock                        14,347                 --
     Changes in operating assets and liabilities:
       Other receivables                                                                       1,231               (334)
       Prepaid expenses and other                                                                525               (205)
       Deferred revenue                                                                          979                109
       Accounts payable                                                                       (2,252)              (593)
       Accrued liabilities                                                                      (352)               447
                                                                                              ------              -----
         Net cash used in operating activities                                               (10,020)            (5,601)

Cash flows from investing activities
   Net cash acquired in acquisition                                                              422                 --
   Purchase of property and equipment                                                           (621)            (4,564)
   Deposits and other assets                                                                      --                (15)
   Purchase of available-for-sale investments                                                     --             (3,035)
   Maturities of available-for-sale investments                                               14,649              5,070
                                                                                              ------              -----
         Net cash provided by (used in) investing activities                                  14,450             (2,544)

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                      367              4,590
   Payments on long-term debt                                                                 (1,517)              (622)
   Proceeds from issuance of common stock, net of repurchases                                    407                 91
                                                                                                 ---                 --
         Net cash provided by financing activities                                              (743)             4,059
                                                                                                ----              -----

Net increase (decrease) in cash and cash equivalents                                           3,687             (4,086)
Cash and cash equivalents, beginning of period                                                 4,785             15,172
                                                                                            --------           --------
Cash and cash equivalents, end of period                                                    $  8,472           $ 11,086
                                                                                            ========           ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                            $    410           $    327

Schedule of non-cash transactions:
   Construction in progress included in accrued liabilities                                     (126)          $   (547)

   Tangible and intangible assets acquired for shares of common stock, net of cash
   acquired and liabilities assumed                                                         $  5,334           $     --


                                                See accompanying notes

                                 VALENTIS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 1999 and 1998. The balance sheet at June 30, 1999 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts, or if additional work may be required to satisfy a contract obligation. In addition, as a result of the GeneMedicine merger, deferred revenue at December 31, 1999 includes an obligation related to a research agreement with Roche Holdings Ltd. ("Roche"). Pursuant to the terms of the Roche agreement, the Company may be obligated to conduct research and development at its own expense in an amount not to exceed $5 million at the end of the agreement. The Company has, therefore, deferred a portion of research funding received from Roche under this agreement to provide for this obligation.

Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals.

3.       NET LOSS PER SHARE

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and the Company's right of repurchase. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted net loss per share has not been presented separately as, given the Company's net loss position, the results would be anti-dilutive.

The following have been excluded from the calculation of net loss per share because the effect of inclusion would be antidilutive: 28,660 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years; options to purchase 2,811,545 shares of common stock at a weighted average price of $6.63 per share and warrants to purchase 62,378 shares of common stock at a weighted average exercise price of $3.88 per share. Options and warrants will be included in the calculation of diluted earnings per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. The repurchasable shares will be included in the calculations as the repurchase rights lapse.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       DECEMBER 31,                    DECEMBER 31,
                                                                      1999          1998               1999         1998
                                                                      ----          ----               ----         ----
Net loss                                                          $ (7,872)     $ (3,338)          $(28,902)    $ (6,537)
                                                                    ======        ======            =======       ======
BASIC AND DILUTED
Weighted average shares of common stock outstanding                 26,398        12,899             25,029       12,908
Common shares subject to repurchase                                    (35)         (101)               (42)        (141)
                                                                    ------        ------            -------       ------
Weighted average shares of common stock used in computing
    net loss per share                                              26,363        12,798             24,987       12,767
                                                                    ======        ======            =======       ======

Basic and diluted net loss per share                              $  (0.30)     $  (0.26)          $  (1.16)    $  (0.51)
                                                                     =====         =====              =====         ====


4.       ACQUISITION OF POLYMASC PHARMACEUTICALS PLC ("POLYMASC")

On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). Under the terms of the acquisition agreement, each outstanding share of PolyMASC common stock was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.2 million Valentis shares, valued at about $19.3 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. Dr. Gillian E. Francis, Chief Executive Officer of PolyMASC, has joined the Board of Directors of Valentis and is serving as Managing Director, PolyMASC. The Company is managing PolyMASC as a wholly owned subsidiary of Valentis. The acquisition was accounted for as a purchase.

The total cost of the merger was approximately $20.1 million, determined as follows (in thousands):

   Fair value of Valentis Common Stock
         (based on the per share fair value at the date the agreement was announced)          $ 19,266
   Valentis transaction costs                                                                      837
                                                                                              --------
                                                                                              $ 20,103
                                                                                              ========

Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

   Tangible assets acquired                                                                   $  1,600
   In-process research and development                                                          14,347
   Intangible assets - assembled workforce and goodwill                                          6,261
   Liabilities assumed (including PolyMASC transaction costs)                                   (2,105)
                                                                                              --------
                                                                                              $ 20,103
                                                                                              ========



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

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.3 million and will be amortized over their estimated useful lives of three years. The acquired in-process research and development was included in the Valentis Statement of Operations for the quarter ended September 30, 1999.

The unaudited pro forma information for the Company for the six months ended December 31, 1999 and 1998, had the acquisition occurred at the beginning of each fiscal year is as follows (in thousands except per share amounts):

                                                          Six months ended
                                                            December 31,
                                                            1999          1998
                                                            ----          ----
   Net revenue                                          $  3,505       $ 2,138
   Net loss                                             $(15,072)      $(7,708)
   Net loss per share                                   $  (0.57)      $ (0.46)
                                                           ======        =====

The unaudited pro forma combined results for the six months ended December 31, 1999 and 1998 exclude the effect of the write-off of acquired in-process research and development of $14.3 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

5.       COMPREHENSIVE INCOME (LOSS)

Following are the components of comprehensive loss (in thousands):


                                                                        Three Months Ended       Six Months Ended December
                                                                           December 31,                     31,
                                                                      1999            1998            1999            1998
                                                                      ----            ----            ----            ----
Net loss                                                          $ (7,872)       $ (3,338)       $(28,902)       $ (6,537)
Net unrealized gain (loss) on available-for-sale securities              4             (43)             17             100
Net unrealized foreign exchange translation adjustment                  12              --              44              --
                                                                    ------          ------         -------          ------
Comprehensive loss                                                $ (7,856)       $ (3,381)       $(28,841)       $ (6,437)
                                                                    ======          ======         =======          ======


The components of accumulated other comprehensive loss are as follows (in thousands):

                                                          December 31, 1999       June 30, 1999
                                                          -----------------       -------------
Unrealized gain (loss) on available for sale investments          $ (92)                  $(109)
Foreign currency translation adjustments                             44                      --
                                                                    ---                    ----
Accumulated other comprehensive loss                              $ (48)                  $(109)
                                                                    ===                    ====

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

OVERVIEW

The Company develops proprietary technologies and applies its preclinical and early clinical development expertise to create novel therapeutics. The Company's core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improve the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics (peptide-like small molecules), antibodies and replicating and non-replicating viruses. These technologies are covered by a broad patent portfolio that includes issued U.S. and European claims. This expanded portfolio of delivery technologies allows Valentis to maintain its focus on creating improved versions of currently marketed products as well as solving safety, efficacy and compliance issues with biologics in development. Valentis' commercial strategy is to enter into corporate collaborations for full-scale clinical development and marketing and sales of products. Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

         -        Roche Holdings Ltd. ("Roche") for cancer immunotherapeutics,
         - Eli Lilly & Co. ("Lilly") to develop treatments for breast and ovarian cancer using the BRCA1 gene,
         - Glaxo Wellcome plc ("Glaxo Wellcome") to develop a treatment for cystic fibrosis using the CFTR gene,
         - Boehringer Ingelheim ("BI") to develop treatments for rheumatoid arthritis,
         - Heska Corporation ("Heska") for the development of gene medicines for animal health,
         - Transkaryotic Therapies Inc. for PEGylation of certain proteins,
         - Onyx Pharmaceuticals Inc. for a PEGylated virus-based cancer therapeutic,
         -        Bayer Corporation for a PEGylated Factor VIII, and
         -        DSM Biologics and Qiagen N.V. for plasmid manufacturing.

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

The Company is conducting operations in California, Texas and London. The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company does not expect to generate revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company expects to increase both research and administrative expenditures in future periods. As of December 31, 1999, the Company's accumulated deficit was approximately $102.2 million.

BUSINESS ACQUISITIONS

On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). Under the terms of the acquisition agreement, each outstanding ordinary share of PolyMASC was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.2 million Valentis shares valued at about $19.3 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The purchase price also included approximately $837,000 of transaction costs, for an aggregate purchase price of $20.1 million. Dr. Gillian
E. Francis, Chief Executive Officer of PolyMASC, has joined the Board of Directors of Valentis and is serving as Managing Director of PolyMASC. The Company is managing PolyMASC as a wholly owned subsidiary of Valentis. The acquisition was accounted for as a purchase.

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

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.3 million and will be amortized over their estimated useful lives of three years. The acquired in-process research and development was included in the Valentis Condensed Consolidated Statements of Operations for the quarter ended September 30, 1999.

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

On March 18, 1999, Megabios Corp. completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On April 29, 1999, the combined company was renamed Valentis, Inc. ("the Company"). Each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the common stock of the Company. The merger resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to outstanding GeneMedicine stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

The merger transaction was accounted for as a purchase. A write-off of $25.9 million for in-process research and development acquired from GeneMedicine was included in the Company's Condensed Consolidated Statement of Operations (see detailed discussion under "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired are being amortized over their estimated useful lives of 3 years.

RESULTS OF OPERATIONS

The Company's research and development revenue for the three months ended December 31, 1999 totaled approximately $2.3 million compared to $613,000 for the corresponding period of 1998. Research and development revenue for the six months ended December 31, 1999 totaled approximately $3.5 million compared to $1.4 million for the corresponding period of 1998. The 1999 revenue for the quarter was attributable to amounts earned for milestone achievements and for collaborative research and development performed under the Company's corporate collaborations with Roche, Lilly and Boehringer Ingelheim of approximately $1.7 million, $20,000 and $213,000, respectively, and $384,000 earned under other agreements. The 1998 revenue was attributable primarily to amounts earned for research and development performed under the Company's corporate collaboration with Lilly. No revenue from royalties from product sales has been earned under any corporate collaboration to date.

Research and development expenses increased to $7.1 million and $12.6 million for the quarter and six months ended December 31, 1999, respectively, from $3.4 million and $6.8 million in the corresponding periods of 1998. The increases in 1999 were primarily attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999 and the merger with GeneMedicine in March 1999. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses for the quarter and six months ended December 31, 1999 increased to $1.8 million and $3.6 million, respectively, from $1.0 million and $2.1 million in the corresponding periods of 1998. The increases in 1999 compared to 1998 were primarily due to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999 and the merger with GeneMedicine in March 1999. The Company expects general and administrative expenses to increase due to business development activities and to support expanded research and development activities.

Interest income (expense), net was $219,000 for the quarter ended December 31, 1999 compared to $424,000 for the corresponding quarter of the prior year. For the six months ended December 31, 1999, interest income (expense), net was $492,000 compared to $957,000 for the corresponding period of the prior year. The decrease in interest income (expense), net resulted primarily from increased interest expenses on outstanding balances on the Company's equipment financing lines of credit and a decrease in interest income resulting from lower average cash, cash equivalent and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had $28.2 million in cash, cash equivalents and investments compared to $39.1 million at June 30, 1999. Net cash used in the Company's operations for the six months ended December 31, 1999 was $10.0 million compared to $5.6 million in the corresponding period of 1998. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. The Company's capital expenditures were $621,000 for the six months ended December 31, 1999 compared to $4.6 million used in the corresponding quarter of 1998.

In May 1996, the Company entered into an equipment financing agreement for up to $2,700,000 with a financing company. The Company financed the entire $2,700,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of December 31, 1999, the outstanding balance under this financing agreement was $1.4 million.

In June 1998, the Company established a line of credit for $8,000,000 with a commercial bank, which was subsequently fully utilized. In accordance with the terms of the agreement, the entire balance was converted into term loans at interest rates ranging from 8.25% to 9.0% due in equal monthly installments. The loans are secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit. As of December 31, 1999, the outstanding balance under this financing agreement was $5.7 million.

In October 1998, the Company entered into an equipment financing agreement for up to $2,500,000 with a financing company. The Company financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at interest rates 10.10% and are secured by the related equipment. As of December 31, 1999, the outstanding balance under this financing agreement was $351,000.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate collaborations and projected interest income, will enable the Company to maintain its current and planned operations at least through June 2001. However, the Company may require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce the Company's funding requirements. The Company expects that additional equity or debt financing may be required to fund its operations. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all.

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

ACQUISITION OF GENEMEDICINE RESEARCH AND DEVELOPMENT PROGRAMS

There are seven primary GeneMedicine research and development programs that the Company acquired in March 1999. Prior to the merger of GeneMedicine with Megabios in March 1999, over the previous five years, GeneMedicine, Inc. incurred approximately $50 million of research and development expenses in the development of its current research and development programs. Costs to complete these projects could aggregate to approximately $65 million over the next five to seven years.

In determining its research and development priorities, the Company has decided to delay additional work on three of the programs acquired in the merger with GeneMedicine. Work on any of the growth factor gene medicines (IGF-1), pulmonary gene medicines (AAT GM) and the nucleic acid programs (APC) will not be pursued unless or until a corporate partner is found to provide funding for further development.

The Company presently anticipates that gene medicines (which utilize its proprietary developmental-stage technologies) will obtain FDA approval beginning at various times beginning in 2005 through 2008. If such gene medicines are successfully completed, the Company will receive a royalty on the product sales.

The nature of the efforts required for developing the acquired in-process research and development into technologically feasible and commercially viable products principally relate to the successful performance of additional preclinical studies and clinical trials. Though the Company expects that some of the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. While the expectations and promise of gene therapy are great, clinical efficacy has not yet been demonstrated. Many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies, but there are currently no marketed gene therapy products and none are expected for the next several years.

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

IMPACT OF THE YEAR 2000

An issue faced by all industries was the Year 2000 ("Y2K") computer issue. As of January 31, 2000, no Y2K issues arose that negatively impacted the Company's operations.

The financial impact of the required upgrades and conversion of computer software relating to the Y2K issue was funded through operating cash flows and was less than $20,000. All costs were expensed as incurred. However, costs incurred do not take into account the costs, if any, that might be incurred as a result of Y2K-related failures that occur despite the Company's implementation of its Y2K plan. Although the Company has not experienced any material operational issues associated with preparing its internal systems for the Year 2000, or material issues with respect to the adequacy of third party systems, the Company could still experience unanticipated material negative consequences and/or material costs caused by undetected errors or defects in such systems. The impact of such consequences could have a material adverse effect on the Company's business, financial condition or results of operations

FINANCIAL MARKET RISK

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

                                               2000             Total
                                         ---------------    -----------------
Cash equivalents
   Fixed rate ..........................  $    7,918           $    7,918
   Average rate ........................        5.58%                5.58%
Short-term investments
   Fixed rate ..........................  $   19,703           $   19,703
   Average rate ........................        5.28%                5.28%

Total investment securities ............  $   27,621           $   27,621
Average rate ...........................        5.36%                5.36%


PART II:          OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS
                  -----------------
                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  On December 7, 1999, in connection with the Company's Annual Meeting of Stockholders, the following proposals were voted on as follows:

                  PROPOSAL 1: Election of Directors.
                  PROPOSAL 2: Ratification of Ernst & Young LLP as the Company's independent auditors.

The voting of stockholders with respect to each of the foregoing proposals was as follows:

                                                                 Votes                  Votes                    Votes
                                                                  For                  Against                 Abstained
                                                                  ---                  -------                 ---------
Election as Director:
    Stanley T. Crooke, MD. Ph.D.                               17,508,414                 33,348                      0
    Patrick G. Enright                                         17,507,371                 34,391                      0
    Gillian E. Francis, M.B., D.Sc.(Med), FRC(Path)            17,507,471                 34,291                      0

Proposal 2                                                     17,520,275                  6,825                 14,662



ITEM 5.           Other Information
                  -----------------
                  None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         a.       Exhibits

                 27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

         b.       Reports on Form 8-K

                  On November 9, 1999, the Registrant filed a current report on Form 8-K to report (i) that it had restructured the Company to improve the efficiency of product development and enhance the Company's capability for clinical development, and (ii) that Rodney Pearlman Ph.D. resigned from his position as the Company's Senior Vice President, Research and Development effective on January 3, 2000.

                  On November 9, 1999, the Registrant filed an amendment to a current report on Form 8-K to report unaudited condensed combined financial statements and unaudited pro forma financial information relating to its acquisition of PolyMASC Pharmaceuticals plc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Valentis, Inc.
                              --------------
                              (registrant)




Date:  February 11, 2000      /s/ Benjamin F. McGraw III
                              --------------------------
                              Benjamin F. McGraw III
                              President, Chief Executive Officer, and
                              Chairman of the Board of Directors



Date:  February 11, 2000      /s/ Bennet Weintraub
                              --------------------
                              Bennet Weintraub
                              Chief Financial Officer and Vice President Finance
                              (Principal Financial and Accounting Officer)

                                  VALENTIS INC.

                                  EXHIBIT INDEX

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).