Form 10-Q
period 2000-03-31
VALENTIS INC
filed 2000-05-15
CIK 932352

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934.  For the quarterly period ended March 31, 2000.


         Transition report pursuant to Section 13 or 15(d) of the Securities
---------
Exchange Act of 1934.  For the transition period from              to
                                                      -------------   ----------


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

Yes      X           No
    ----------          -----------

The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,039,331 as of April 30, 2000.

                                 VALENTIS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                                                       Page
                                                                                                       ----
     ITEM 1:      FINANCIAL STATEMENTS (unaudited)
                  Condensed Consolidated Balance Sheets                                                  3
                  Condensed Consolidated Statements of Operations                                        4
                  Condensed Consolidated Statements of Cash Flows                                        5
                  Notes to Condensed Consolidated Financial Statements                                   6

     ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         10


PART II:  OTHER INFORMATION

     ITEM 1:      LEGAL PROCEEDINGS                                                                     25

     ITEM 2:      CHANGES IN SECURITIES AND USE OF PROCEEDS                                             25

     ITEM 3:      DEFAULTS UPON SENIOR SECURITIES                                                       25

     ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   25

     ITEM 5:      OTHER INFORMATION                                                                     25

     ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      25

                    Signatures                                                                          26

                    Exhibit Index                                                                       27

PART 1          FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                                                  VALENTIS, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                       MARCH 31,              JUNE 30,
                                                                                         2000                   1999
                                                                                     ------------           ------------
                                                                                      (unaudited)             (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $   8,656           $   4,785
   Short-term investments                                                                   17,174              19,522
   Note receivable from PolyMASC Pharmaceuticals                                                 -               1,000
   Other receivables                                                                           593               1,800
   Prepaid expenses and other                                                                  843               1,392
                                                                                         ---------           ---------
     Total current assets                                                                   27,266              28,499
   Property and equipment, net                                                              10,373              11,897
   Long-term investments                                                                         -              14,830
   Goodwill                                                                                 11,597               9,012
   Other assets                                                                                174                 189
                                                                                         ---------           ---------
                                                                                         $  49,410           $  64,427
                                                                                         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $   2,567           $   3,691
   Other accrued liabilities                                                                   854               1,309
   Deferred revenue                                                                          5,658               4,914
   Current portion of long-term debt                                                         3,158               3,124
                                                                                         ---------           ---------
     Total current liabilities                                                              12,237              13,038

Long-term debt                                                                               3,520               5,459
Commitments
Stockholders' equity:
   Common stock                                                                                 27                  22
   Additional paid-in capital                                                              144,299             119,746
   Deferred compensation, net of amortization                                                 (261)               (463)
   Accumulated other comprehensive gain(loss)                                                   21                (109)
   Accumulated deficit                                                                    (110,433)            (73,266)
                                                                                         ---------           ---------
     Total stockholders' equity                                                             33,653              45,930
                                                                                         ---------           ---------
                                                                                         $  49,410           $  64,427
                                                                                         =========           =========

                                              See accompanying notes

                                  VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                 MARCH 31,                   MARCH 31,
                                                                                 ---------                   ---------
                                                                               2000         1999           2000          1999
                                                                               ----         ----           ----          ----
Collaborative research and development revenue                             $   965      $    790        $  4,301     $  2,176
Research and development grant revenue                                          86             -             252            -
                                                                           -------      --------        --------     --------
   Total revenue                                                             1,051           790           4,553        2,176

Operating expenses:
   Research and development                                                  6,296         3,501          18,869       10,287
   General and administrative                                                1,726         1,286           5,368        3,380
   Acquired in-process research and development                                  -        25,870          14,347       25,870
   Amortization of goodwill                                                  1,341             -           3,675            -
                                                                           -------      --------        --------     --------
     Total operating expenses                                                9,363        30,657          42,259       39,537
                                                                           -------      --------        --------     --------

Loss from operations                                                        (8,312)      (29,867)        (37,706)     (37,361)

Interest income                                                                351           592           1,295        1,893
Interest expense and other                                                    (304)         (274)           (756)        (618)
                                                                           -------      --------        --------     --------

Net loss                                                                   $(8,265)     $(29,549)       $(37,167)    $(36,086)
                                                                           =======      ========        ========     ========

Basic and diluted net loss per share                                       $ (0.31)     $  (2.09)       $  (1.45)    $  (2.73)
                                                                           =======      ========        ========     ========

Shares used in computing basic and diluted net loss per share               26,838        14,175          25,604       13,236
                                                                           =======      ========        ========     ========


                           See accompanying notes

                                  VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)
                                    (Unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                                         ---------
                                                                                                   2000              1999
                                                                                                   ----              ----
Cash flows from operating activities
   Net loss                                                                                   $ (37,167)        $ (36,086)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                                                 2,706             1,570
     Amortization of Goodwill                                                                     3,538                 -
     Amortization of deferred compensation                                                          202               422
     Purchase of in-process research and development with common stock                           14,347            25,870
     Changes in operating assets and liabilities:
       Other receivables                                                                          1,215              (590)
       Prepaid expenses and other                                                                   608            (1,772)
       Deferred revenue                                                                             744               317
       Accounts payable                                                                          (2,236)           (2,621)
       Accrued liabilities                                                                         (455)              273
                                                                                              ---------         ---------
         Net cash used in operating activities                                                  (16,498)          (12,617)

Cash flows from investing activities
   Net cash acquired in acquisition                                                                 422            11,844
   Purchase of property and equipment                                                              (676)           (5,312)
   Deposits and other assets                                                                          -               (16)
   Purchase of available-for-sale investments                                                         -            (9,568)
   Maturities of available-for-sale investments                                                  17,237             8,735
                                                                                              ---------         ---------
         Net cash provided by investing activities                                               16,983             5,683

Cash flows from financing activities
   Proceeds from issuance of long-term debt                                                         404             5,847
   Payments on long-term debt                                                                    (2,310)           (1,174)
   Proceeds from issuance of common stock, net of repurchases                                     5,292               179
                                                                                              ---------         ---------
         Net cash provided by financing activities                                                3,386             4,852

Net increase (decrease) in cash and cash equivalents                                              3,871            (2,082)
Cash and cash equivalents, beginning of period                                                    4,785            15,172
                                                                                              ---------         ---------
Cash and cash equivalents, end of period                                                      $   8,656         $  13,090
                                                                                              =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                              $     597         $     560

SCHEDULE OF NON-CASH TRANSACTIONS:
   Construction in progress included in accrued liabilities                                        (126)             (346)
   Tangible and intangible assets acquired for shares of common stock, net of cash
   acquired and liabilities assumed                                                               5,334             3,596
   Common stock issued and options assumed in business acquisition                               19,266            39,603

                              See accompanying notes

                                  VALENTIS, INC.
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2000 and 1999. The balance sheet at June 30, 1999 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended June 30, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts, or if additional work may be required to satisfy a contract obligation. In addition, as a result of the GeneMedicine merger, deferred revenue at March 31, 2000 includes an obligation related to a research agreement with Roche Holdings Ltd. ("Roche"). Pursuant to the terms of the Roche agreement, the Company may be obligated to conduct research and development at its own expense in an amount not to exceed $5 million at the end of the agreement. The Company has, therefore, deferred a portion of research funding received from Roche under this agreement to provide for this obligation.

Milestone payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as the filing of Investigational New Drug Applications, commencement of clinical trials or receipt of regulatory approvals.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which must be adopted in the quarter ended June 30, 2000. SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements and specifically addresses revenue recognition for non-refundable technology access fees. The Company believes that its current revenue recognition principles comply with SAB 101 and thus the adoption had no effect on results of operations.

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

The following have been excluded from the calculation of net loss per share because the effect of inclusion would be antidilutive: 18,432 common shares which are outstanding but are subject to the Company's right of repurchase which expires ratably over 4 years; options to purchase 2,135,880 shares of common stock at a weighted average price of $6.42 per share and warrants to purchase 24,140 shares of common stock at a weighted average exercise price of $3.88 per share. Options and warrants will be included in the calculation of diluted earnings per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method. The repurchasable shares will be included in the calculations as the repurchase rights lapse.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share data):

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                  MARCH 31,                  MARCH 31,
                                                                             2000           1999         2000          1999
                                                                             ----           ----         ----          ----
Net loss                                                                   $ (8,265)    $ (29,549)    $ (37,167)    $ (36,086)
                                                                           ========     =========     ==========    =========

BASIC AND DILUTED
Weighted average shares of common stock outstanding                          26,859        14,251        25,637        13,335
Common shares subject to repurchase                                             (21)          (76)          (33)          (99)
                                                                           --------     ---------     ----------    ---------
Weighted average shares of common stock used in computing net loss per
     share                                                                   26,838        14,175        25,604        13,236
                                                                           ========     =========     ==========    =========

Basic and diluted net loss per share                                       $  (0.31)    $   (2.09)    $   (1.45)    $   (2.73)
                                                                           ========     =========     ==========    =========

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

The total cost of the merger was approximately $20.1 million, determined as follows (in thousands):

   Fair value of Valentis Common Stock
         (based on the per share fair value at the date the agreement was announced)                            $   19,266
   Valentis transaction costs                                                                                          837
                                                                                                                ----------
                                                                                                                $   20,103
                                                                                                                ==========

Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

   Tangible assets acquired                                                                                      $   1,600
   In-process research and development                                                                              14,347
   Intangible assets - assembled workforce and goodwill                                                              6,261
   Liabilities assumed (including PolyMASC transaction costs)                                                       (2,105)
                                                                                                                 ---------
                                                                                                                 $  20,103
                                                                                                                 =========

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

The unaudited pro forma information for the Company for the nine months ended March 31, 2000 and 1999, had the acquisition occurred at the beginning of each fiscal year is as follows (in thousands except per share amounts):

                                                                                                     Nine months ended
                                                                                                         March 31,
                                                                                                     2000          1999
                                                                                                     ----          ----
   Net revenue                                                                                  $   4,556     $   2,992
   Net loss                                                                                     $ (23,337)    $ (38,152)
   Net loss per share                                                                           $   (0.88)    $   (2.21)
                                                                                                =========     =========

The unaudited pro forma combined results for the nine months ended March 31, 2000 and 1999 exclude the effect of the write-off of acquired in-process research and development of $14.3 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

5.       COMPREHENSIVE INCOME (LOSS)

Following are the components of comprehensive loss (in thousands):

                                                                        Three Months Ended            Nine Months Ended
                                                                             March 31,                     March 31,
                                                                          2000         1999            2000          1999
                                                                          ----         ----            ----          ----
Net loss                                                              $ (8,265)   $ (29,549)      $ (37,167)    $ (36,086)
Net unrealized gain (loss) on available-for-sale securities                 42          (52)             59            48
Net unrealized foreign exchange translation adjustment                      28            -              72             -
                                                                      --------    ---------       ---------     ---------
Comprehensive loss                                                    $ (8,195)   $ (29,601)      $ (37,036)    $ (36,038)
                                                                      ========    =========       =========     =========

The components of accumulated other comprehensive income(loss) are as follows (in thousands):

                                                                            March 31, 2000               June 30, 1999
                                                                            --------------               -------------
Unrealized gain (loss) on available for sale investments                             $ (51)                     $(109)
Foreign currency translation adjustments                                                72                          -
                                                                                     -----                      -----
Accumulated other comprehensive income(loss)                                         $  21                      $(109)
                                                                                     =====                      =====


6.       GOODWILL

Goodwill reflects the associated goodwill as of March 31, 2000 resulting from the merger of GeneMedicine and the acquisition of PolyMASC at $6.6 million and $5.0 million, respectively.

7.       SUBSEQUENT EVENT - PRIVATE PLACEMENT

On April 14, 2000, the Company completed a private placement of 1,915,000 shares of newly issued common stock for a total purchase price of $19.15 million to European and US biotech investors. The securities sold in this placement were not registered under the Securities Act of 1933. The Company agreed to file a resale registration statement on Form S-3 within 45 days after the closing of the transaction for purposes of registering the shares of common stock acquired by these investors.

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

     -        Transkaryotic Therapies Inc. for PEGylation of certain proteins,

     - Onyx Pharmaceuticals Inc. for a PEGylated virus-based cancer therapeutic,

     -        Bayer Corporation for a PEGylated Factor VIII, and

     -        DSM Biologics and Qiagen N.V. for plasmid manufacturing.

To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners. In the quarter ended March 31, 2000 the Company, for the first time, recorded royalties from product sales resulting from a license agreement with Invitrogen. These royalties were less than $1,000 for the quarter. Under the terms of its corporate collaborations, the Company generally receives research and development funding on a quarterly basis in advance of associated research and development costs. The Company expects that future revenue will be derived from research and development funding and milestone payments under collaboration agreements and in the long-term from royalties on product sales.

The Company is conducting operations in California, Texas and London. The Company has incurred significant losses since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs and because the Company may not generate significant revenue from the sale of products in the foreseeable future, if at all. The Company expects that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. The Company expects to increase both research and administrative expenditures in future periods. As of March 31, 2000, the Company's accumulated deficit was approximately $110.4 million.

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

A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development (see detailed discussion under "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.3 million and will be amortized over their estimated useful lives of three years. The acquired in-process research and development was included in the Valentis Condensed Consolidated Statements of Operations for the quarter ended September 30, 1999.

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

On March 18, 1999, Megabios Corp. completed its merger with GeneMedicine, Inc. ("GeneMedicine"). On April 29, 1999, the combined company was renamed Valentis, Inc. (the "Company"). Each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the common stock of the Company. The merger resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to outstanding GeneMedicine stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

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

RESULTS OF OPERATIONS

The Company's revenue for the three months ended March 31, 2000 totaled approximately $1.1 million compared to $790,000 for the corresponding period of 1999. Revenue for the nine months ended March 31, 2000 totaled approximately $4.6 million compared to $2.2 million for the corresponding period of 1999. In the quarter ended March 31, 2000 the Company, for the first time, recorded royalties from product sales resulting from a license agreement with Invitrogen. These royalties were less than $1,000 for the quarter.

The 2000 and 1999 revenue contributions attributable to milestone achievements and for collaborative research and development performed under the Company's corporate collaborations, and grant revenue are (in thousands):

                                                                  Three Months Ended                   Nine Months Ended
                                                                       March 31,                            March 31,
                                                               2000                 1999             2000             1999
                                                               ----                 ----             ----             ----
Roche Holdings, Ltd.                                         $  474                 $  -           $3,224           $     -
Boehringer Ingelheim                                            160                    -              373                 -
Eli Lilly                                                       155                  540              262             1,926
DSM Biologics                                                     -                  250                -               250
Other                                                           176                    -              442                 -
                                                             ------                 ----           ------            ------
                                                                965                  790            4,301             2,176

Grant Revenue                                                    86                    -              252                 -
                                                             ------                 ----           ------            ------
Total Revenue                                                $1,051                 $790           $4,553            $2,176
                                                             ======                 ====           ======            ======

Research and development expenses increased to $6.3 million and $18.9 million for the quarter and nine months ended March 31, 2000, respectively, from $3.5 million and $10.3 million in the corresponding periods of 1999. The increases in 2000 were primarily attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999. The Company expects research and development expenses to increase as the Company continues to expand its independent and collaborative research and development programs.

General and administrative expenses for the quarter and nine months ended March 31, 2000 increased to $1.7 million and $5.4 million, respectively, from $1.3 million and $3.4 million in the corresponding periods of 1999. The increases in 2000 compared to 1999 were primarily due to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999. The Company expects general and administrative expenses to increase due to business development activities and to support expanded research and development activities.

Interest income (expense), net was $47,000 for the quarter ended March 31, 2000 compared to $318,000 for the corresponding quarter of the prior year. For the nine months ended March 31, 2000, interest income (expense), net was $539,000 compared to $1.3 million for the corresponding period of the prior year. The decrease in interest income (expense), net resulted primarily from increased interest expenses on outstanding balances on the Company's equipment financing lines of credit and a decrease in interest income resulting from lower average cash, cash equivalent and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $25.8 million in cash, cash equivalents and investments compared to $39.1 million at June 30, 1999. Net cash used in the Company's operations for the nine months ended March 31, 2000 was $16.5 million compared to $12.6 million in the corresponding period of 1999. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. The Company's capital expenditures were $676,000 for the nine months ended March 31, 2000 compared to $5.3 million used in the corresponding period of 1999.

In May 1996, the Company entered into an equipment financing agreement for up to $2.7 million with a financing company. The Company utilized the entire $2.7 million to finance equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of March 31, 2000, the outstanding balance under this financing agreement was $1.2 million.

In June 1998, the Company established a line of credit for $8.0 million with a commercial bank, which was subsequently fully utilized. In accordance with the terms of the agreement, the entire balance was converted into term loans at interest rates ranging from 8.25% to 9.0% due in equal monthly installments. The loans are secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, the Company must maintain a minimum cash and short-term investments balance of not less than the greater of the prior two quarters net cash usage or 90% of the total principal drawn under the line of credit. As of March 31, 2000, the outstanding balance under this financing agreement was $5.1 million.

In October 1998, the Company entered into an equipment financing agreement for up to $2.5 million with a financing company. The Company financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at interest rates 10.10% and are secured by the related equipment. As of March 31, 2000, the outstanding balance under this financing agreement was $332,000.

In April 2000, Valentis completed a $19.15 million private placement of 1,915,000 shares of newly issued common stock at $10.00 per share with leading international and domestic biotechnology investors.

The Company anticipates that its cash and cash equivalents, committed funding from existing corporate collaborations and projected interest income, will enable the Company to maintain its current and planned operations at least through December 2001. However, the Company may require additional funding prior to such time. The Company's future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of the Company to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within the Company's control. The Company is seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce the Company's funding requirements. The Company expects that additional equity or debt financing may be required to fund its operations. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all.

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

ACQUISITION OF GENEMEDICINE RESEARCH AND DEVELOPMENT PROGRAMS

There are seven primary GeneMedicine research and development programs that the Company acquired in March 1999. Prior to the merger of GeneMedicine with Megabios in March 1999, over the previous five years, GeneMedicine incurred approximately $50 million of research and development expenses in the development of its current research and development programs. Costs to complete these projects could aggregate to approximately $65 million over the next five to seven years.

In determining its research and development priorities, the Company has decided to delay additional work on three of the programs acquired in the merger with GeneMedicine. Work on any of the growth factor gene medicines, pulmonary gene medicines and the nucleic acid programs will not be pursued unless or until a corporate partner is found to provide funding for further development.

The Company presently anticipates that gene medicines (which utilize its proprietary development-stage technologies) will complete development beginning at various times beginning in 2005 through 2008. If such gene medicines are successfully completed, the Company will receive a royalty on the product sales.

The nature of the efforts required for developing the acquired in-process research and development into technologically feasible and commercially viable products principally relate to the successful performance of additional preclinical studies and clinical trials. Though the Company expects that some of the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. While the expectations and promise of gene therapy are great, clinical efficacy has not yet been demonstrated. Many approaches to gene therapy are being pursued by pharmaceutical and biotechnology companies, but there are currently no marketed gene therapy products and none are expected for the next several years. This development risk was considered in determining the value of the in-process research and development.

ACQUISITION OF POLYMASC RESEARCH AND DEVELOPMENT PROGRAM

PEGylation is the primary PolyMASC research and development program that the Company acquired in August 1999. The Company's management is primarily responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of biologics delivery research and development. In the valuation model, it is assumed that for product candidates based on PolyMASC's technology, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and the Company is able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties and no product utilizing the technology has been successfully developed to date. The PEGylation technology that the Company acquired was valued at $14.3 million. The Company currently has corporate collaborations with Onyx Pharmaceuticals, Transkaryotic Technologies and Bayer Pharmaceuticals under which it is developing product candidates using its PEGylation technology.

Before a product can be successfully marketed, the Company's corporate partners must fund the completion of preclinical studies, clinical studies and, if successfully completed, the market introduction of the new PEGylated therapies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. The Company currently estimates that clinical development activities will not be completed and revenues will not begin to accrue to the Company for the next several years. Management estimates that the remaining research and development efforts, offset by estimated revenue generated from potential corporate collaborators, will total more than $8 million over the next six years. This amount could vary significantly depending on the success of preclinical development efforts, clinical trial results, the Company's success in attracting and retaining corporate collaborators and the ability of the Company's collaborators to successfully manufacture and market any resulting products.

FINANCIAL MARKET RISK

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company maintains a strict investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company's investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. All investment securities held mature in 2000. The table below presents notional amounts and related weighted-average interest rates for the Company's investment portfolio and long-term debt obligations (in thousands, except percentages).

                                                                                                2000                 Total
                                                                                          -----------------    -----------------
Cash equivalents
   Fixed rate.......................................................................           $5,174               $5,174
   Average rate.....................................................................             5.87%                5.87%
Short-term investments
   Fixed rate.......................................................................          $17,174              $17,174
   Average rate.....................................................................             5.23%                5.23%

Total investment securities.........................................................          $22,348              $22,348
Average rate........................................................................             5.34%                5.34%

The Company has a financing agreement with a commercial bank that matures in 2002. The outstanding balance as of March 31, 2000 was approximately $5.1 million at the bank's prime rate plus .5%. Also, the company has entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%.

RISK FACTORS

DEVELOPMENT OF OUR PRODUCTS WILL TAKE SEVERAL MORE YEARS AND WILL REQUIRE REGULATORY APPROVAL BEFORE THEY CAN BE SOLD

         Because substantially all of our potential products currently are in research, preclinical development, or the early stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product.

         If we cannot satisfy existing clinical and regulatory approval requirements, we or one of our partners may not be able to market our products. We may not obtain regulatory approval for the commercial sale of any of our products, or be able to demonstrate that a potential product is safe and effective for its intended use. We cannot be certain that we or our corporate partners will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them.

         While we have demonstrated some evidence that our gene delivery systems have utility in preclinical studies, these results do not mean that the resulting products will be safe and effective in humans. Our gene delivery systems may have undesirable and unintended side effects or other characteristics that may prevent or limit their use.

         Gene-based therapies and enhanced delivery of pharmaceuticals based on biologics are new and rapidly evolving technologies that are expected to undergo significant technological changes in the future. Many other companies are seeking to identify therapeutic genes and understand their function in the development and progression of various diseases. However, only limited clinical data are available regarding the safety and efficacy of gene-based therapeutics. We are not aware of any gene-based therapeutic that has received marketing approval from the United States Food and Drug Administration, or FDA, or foreign regulatory authorities. As a result, clinical trials relating to gene-based therapeutics may take longer to complete than clinical trials involving more traditional pharmaceuticals.

         We do not yet have products in the commercial markets. All of our potential products are in preclinical development or in the early stages of clinical testing. We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product that causes the problem. After a successful clinical trial, we cannot market products in the United States until we receive regulatory approval. If we are able to gain regulatory approval of our products after successful clinical trials and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business or secure additional financing to fund our operations.

WE HAVE A HISTORY OF LASSES AND MAY NEVER BE PROFITABLE

         We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline and you could lose all or part of your investment.

         Since our inception, we have engaged in research and development activities. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. As of June 30, 1999, we have incurred losses totaling $73.3 million. The process of developing our products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

WE MUST BE ABLE TO CONTINUE TO SECURE ADDITIONAL FINANCING

         Developing and commercializing our potential products will require substantial additional financial resources. Because we cannot expect internally generated cash flow to fund development and commercialization of our products, we will look to outside sources for funding. These sources could involve one or more of the following types of transactions:

    -        technology partnerships;

    -        technology sales;

    -        technology licenses;

    -        issuing debt; or

    -        sales of common or preferred stock.

         Our future capital requirements will depend on many factors, including:

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

    -    competing technological and market developments; and

    - the cost of manufacturing material for preclinical, clinical and commercial purposes.

         We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We have not generated significant royalty revenues from product sales, and we do not expect to receive significant revenue from royalties for the foreseeable future, if ever. We expect that our existing resources will enable us to maintain our operations through at least the calendar year ending December 31, 2001. However, we may require additional funding prior to such time.

         We cannot be certain that additional financing to meet our funding requirements will be available. Even if financing is available, the terms may not be attractive. If we cannot obtain additional financing when needed or on acceptable terms, we will be unable to fund continuing operations. In addition, if we raise additional funds by issuing equity securities, our shareholders will likely experience significant dilution of their ownership interest.

THERE IS INTENSE COMPETITION IN THE BIOLOGICS-BASED THERAPEUTICS MARKET

         The pharmaceutical and biotechnology industries are highly competitive. The intense competition and rapid technological change in our market may result in pricing pressures and failure of our products to achieve market acceptance.

         Valentis is aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics or are incorporating PEGylated technologies into new pharmaceuticals. Many of these companies are addressing diseases that have been targeted by our corporate partners and us. We are also aware that some of our corporate partners are developing gene-based and PEGylated therapeutics with one or more of our competitors. We also face competition from companies developing cell-based therapies and from companies using more traditional approaches to treating human diseases. Most of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

    -    research and development;

    -    clinical trials;

    - obtaining Food and Drug Administration and other regulatory approvals;

    -    manufacturing, marketing and distribution.

         As competitors develop their technologies, they may develop proprietary positions in a particular aspect of biologics delivery that could prevent us from developing our products. Consequently, our competitors may be able to commercialize new products more rapidly than we do, or manufacture and market competitive products more successfully than we do. This could result in pricing pressures or the failure of our products to achieve market acceptance.

         Gene therapy and enhanced delivery of biologics are new and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Rapid technological development by our competitors could result in our actual and proposed technologies, products or processes losing market share or becoming obsolete.

         In addition, we face intense competition from other companies for corporate collaborations, for establishing relationships with academic and research institutions and for licenses to proprietary technology. Our competitors may develop safer, more effective or less costly biologic delivery systems, gene-based therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we can.

WE MUST ATTRACT AND RETAIN CORPORATE PARTNERS

         Our business strategy is to attract business partners to fund or conduct research and development, preclinical studies, clinical trials, manufacturing, marketing and sales of our products. While we believe that our partners will be motivated to develop, market and distribute potential products based on our technologies, they may not commit sufficient resources to commercializing our products on a timely basis. They may also pursue the development or marketing of competing products. If our business partners do not successfully market and distribute our products and we are unable to develop sufficient marketing and distribution capabilities on our own, our business will fail.

WE MUST ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND CONSULTANTS

         Our success will depend on our ability to retain our executive officers and scientific staff to develop our potential products and formulate our research and development strategy. We have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages. Because competition for employees in our field is intense, however, we may be unable to retain our existing personnel or attract additional qualified employees. Our success also depends on the continued availability of outside scientific collaborators to perform research and develop processes to advance and augment our internal research efforts. Competition for collaborators is intense. If we do not attract and retain qualified personnel and scientific collaborators, and if we experience turnover or difficulties recruiting new employees, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

WE MUST OBTAIN RIGHTS TO PROPRIETARY GENES, PROTEINS OR OTHER TECHNOLOGIES

         We, and our corporate partners, are investigating the use of gene sequences and proteins in our products. A number of these gene sequences and proteins have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. In addition, some of the products based on our gene or PEGylation delivery systems will require the use of multiple proprietary technologies. We may not be able to obtain a license to those technologies at reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us and could be make the costs of our products too expensive to introduce.

WE MAY BE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS

         We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively. Our success will depend to a significant degree on our ability to:

    -    obtain patents and licenses to patent rights;

    -    preserve trade secrets; and

    -    operate without infringing on the proprietary rights of others.

         We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our present and potential products. If we fail to obtain and maintain patent protection for our technologies, our competitors may market competing products that threaten our market position. The failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business. Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents. Even if we secure a patent, the patent may not afford adequate protection against our competitors. Intellectual property claims and litigation could subject us to significant liability for damages and invalidation of our patent rights.

         We also rely on unpatented trade secret technologies. Because these technologies do not benefit from the protection of patents, we may be unable to meaningfully protect these trade secret technologies from unauthorized use or misappropriation by a third party.

         As the biotechnology industry expands, the risks increase that other companies may claim that our processes and potential products infringe on their patents. Defending these claims would be costly and would likely divert management's attention and resources away from our operations. If we infringe on another company's patented processes or technology, we may have to pay damages or obtain a license in order to continue manufacturing or marketing the affected product or using the affected process. We may be unable to obtain a license on acceptable terms.

OUR PRODUCTS MUST SATISFY GOVERNMENT REGULATIONS

         We may not receive approval from regulatory authorities to market any of our products. Also, delays or unexpected costs in obtaining approval of our products or complying with governmental regulatory requirements could decrease our ability to sell products, generate revenue and would make funding our operations more difficult.

         Prior to marketing any drug or biological product in the U.S., a potential product must undergo rigorous preclinical studies and clinical trials. In addition, the product must receive regulatory approval from the FDA. Satisfaction of the FDA requirements typically takes several years or more and costs a substantial amount of money. We cannot be certain that we will obtain regulatory approval even if we devote substantial resources and time. The regulatory process in the biologics delivery industry is costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approvals could decrease our ability to generate revenue and make it more difficult to obtain additional financing necessary to fund our operations.

         In addition, drug manufacturing facilities in the U.S. must comply with the FDA's good manufacturing process regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. While we anticipate that we will be able to manufacture product that meets these requirements, we may be unable to attain or maintain compliance with current or future Good Manufacturing Practices requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable regulatory requirements, we may suffer restrictions on our ability to market the product, including mandatory withdrawal of the product from the market. This, or an unexpected increase in the cost of compliance, could decrease our ability to generate revenue or become profitable.

WE MUST OBTAIN FOREIGN REGULATORY APPROVALS TO MAKE AND SELL PRODUCTS IN FOREIGN COUNTRIES

         We cannot be certain that we will obtain regulatory approvals in other countries. In order to market our products outside the US, we, and our corporate partners, must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries might differ from that required obtaining FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

OUR PRODUCTS MUST BE ACCEPTED BY PHYSICIANS AND INSURERS

         Concerns have arisen regarding the potential safety and efficacy of gene-based therapeutics using viral delivery systems. While our gene delivery systems do not contain viruses, these concerns could negatively affect physicians' and health care payers' evaluations of our products. Physicians and health care payers could conclude that our products or technologies are not safe and effective. Our success is dependent on commercial acceptance of our products. We believe that recommendations by physicians and health care payers will be essential for commercial acceptance of our products. If products developed the Company and our corporate partners are not commercially accepted by patients, physicians or third-party payers, sales would be adversely affected.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY IMPACT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR POTENTIAL PRODUCTS

         The recent death of a patient undergoing a viral-based gene therapy has been widely publicized. This death and other adverse events in the field of gene therapy that may occur in the future could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products. For example, as a result of this death, the Recombinant DNA Advisory Committee of the National Institutes of Health may become more active in reviewing the clinical trials or proposed clinical trials of all companies involved in gene therapy. It is uncertain what effect this increased scrutiny will have on our product development efforts or clinical trials.

         The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and consequently our products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy in general could result in greater government regulation and stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

OUR PRODUCTS MUST OBTAIN ADEQUATE REIMBURSEMENT

         Even if we and our corporate partners succeed in bringing products to market, we cannot be certain that reimbursement will be available. Sales volume and price of any of our potential products will depend, in part, on the availability of third-party reimbursement for the cost of such products and related treatments. Reimbursement is generally provided by government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Even if reimbursement is available, payers' reimbursement policies may adversely affect our corporate partners' ability to sell such products on a profitable basis. If these corporate partners are unable to profitably sell our products, our royalty revenue will be reduced.

THE SUCCESS OF OUR POTENTIAL PRODUCTS IN ANIMAL MODELS DOES NOT GUARANTEE THAT THESE RESULTS WILL BE

REPLICATED IN HUMANS

         Even though our product candidates have shown successful results in animal models, animals are different than humans and these results may not be replicated in our clinical trials with humans. In addition, human clinical results could be different from our expectations following our preclinical studies with large animals. Consequently, you should not rely on the results in our animal models as being predictive of the results that we will see in our clinical trials with humans.

WE HAVE LIMITED EXPERIENCE IN CONDUCTING CLINICAL TRIALS WHICH MAY CAUSE DELAYS IN RECEIVING REGULATORY APPROVAL OF OUR POTENTIAL PRODUCTS

         Clinical trials must meet FDA regulatory requirements. We have limited experience in conducting the preclinical studies and clinical trials necessary to obtain FDA regulatory approval. Consequently, we may encounter problems in clinical trials that may cause us, or the FDA, to delay, suspend or terminate these trials. Problems we may encounter include the chance that we may not be able to conduct clinical trials at preferred sites, obtain sufficient test subjects or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or conduct of the investigation.

         Failure to recruit patients could delay or prevent clinical trials of our potential products, which could cause a delay or inability to introduce products to market and a resulting decrease in our ability to generate revenue. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our products. Delays in recruiting or enrolling patients to test our products could result in increased costs, delays in advancing our product development, delays in proving the usefulness of our technology or termination of the clinical trials altogether. If we are unable to introduce potential products to market after successful clinical trials on a timely basis, our ability to generate revenue may decrease and we may be unable to secure additional financing.

THE RESULTS OF OUR EARLY CLINICAL TRIALS ARE BASED ON A SMALL NUMBER OF PATIENTS OVER A SHORT PERIOD OF TIME AND OUR SUCCESS MAY NOT BE INDICATIVE OF RESULTS IN A LARGE NUMBER OF PATIENTS OR HAVE LASTING EFFECTS

         Results in early phases of clinical testing are based upon limited numbers of patients. Actual results with more data points may show less favorable results. In addition, we do not yet know if these early results will have a lasting effect. If a larger population of patients does not experience similar results, or if these results do not have a lasting effect, our product candidates may not receive approval from the FDA. In addition, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

WE MUST DEMONSTRATE LARGE SCALE MANUFACTURING CAPABILITIES

         Our limited manufacturing experience may compromise our ability to successfully introduce our potential products.

         Although we entered into a strategic collaboration with DSM Biologics and Qiagen N.V. for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a large-scale commercial basis. The collaboration has the potential to create the first manufacturing facilities that can produce high-quality, ultra-pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. We will depend on DSM for commercial-scale manufacturing of our products. DSM may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene-based therapeutic products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

DELAWARE LAW AND OUR CHARTER COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT

         We are incorporated in the State of Delaware. Provisions of Delaware law applicable to our company could delay a merger, tender offer or proxy contest or make such a transaction more difficult. State laws prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. In addition, our Board of Directors may issue shares of preferred stock without Valentis stockholder approval. The rights of our common stockholders may be decreased by the rights of any future preferred stockholders. In addition, we have:

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

         These provisions could delay, defer or prevent a change in control of our company or limit the price that investors might be willing to pay in the future for shares of our Common Stock.

OUR INSURANCE MAY NOT BE ADEQUATE

         The costs of product liability claims and product recalls could exceed the amount of our insurance, which could significantly harm our results of operations or our reputation and result in a decline in the value of our stock.

         Our business activities expose us to the risk of liability claims or product recalls and any adverse publicity that might result from a liability claim against us. We currently have only limited amounts of product liability insurance, and the amounts of claims against us may exceed our insurance coverage. Product liability insurance is expensive and may not continue to be available on acceptable terms. A product liability claim not covered by insurance or in excess of our insurance or a product recall could significantly harm our financial results or our reputation. Either of these could result in a decrease in our stock price, and you could lose all or part of your investment.

THERE ARE RISKS ASSOCIATED WITH ACQUIRING OTHER COMPANIES

         Part of the Company's strategy is to grow through mergers and acquisitions of products, companies and businesses, and we intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to existing shareholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. Although we believe we has accounted for our acquisitions properly, the U.S. Securities and Exchange Commission, or the SEC, has recently been reviewing more closely the accounting for acquisitions by companies, particularly in the area of "in-process" research and development costs. If we are required by the SEC to restate any charge that we recognized in an acquisition so far, that could result in a lesser charge to income and increased amortization expense, which could also have a material adverse effect on our business, financial condition and results of operations. In addition, mergers and acquisitions involve numerous other risks, including:

    - difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

    -    diversion of management's attention from other business concerns;

    -    the potential loss of key employees of the acquired companies.

         For these reasons, we cannot be certain what effect existing or future acquisitions may have on our business, financial condition and results of operations.

WE MUST MANAGE A COMPANY IN A FOREIGN COUNTRY

         The acquisition of PolyMASC in August 1999 continues to involve the integration of two companies that previously operated independently. The difficulties are exacerbated by the fact that the two companies are located at three different sites on two different continents separated by economic, governmental and cultural differences. We have no prior experience integrating a European operation. Difficulties in the integration process may include:

    -    diversion of management from the business of the combined company;

    -    potential incompatibility of business cultures;

    - problems associated with integration of management information and reporting systems;

    - potential inability to coordinate research and development efforts successfully; and

    - operating the combined company at three different sites in California, Texas and England.

WE USE HAZARDOUS MATERIALS

         Our research and development activities involve the controlled use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with applicable laws and regulations, we cannot eliminate the risk of accidental contamination or injury from hazardous materials. If a hazardous material accident occurred, we would be liable for any resulting damages. This liability could exceed our financial resources. Additionally, hazardous materials are subject to regulatory oversight. Accidents unrelated to our operations could cause federal, state or local regulatory agencies to restrict our access to hazardous materials needed in our research and development efforts. If our access to these materials is limited, we could experience delays in our research and development programs. Paying damages or experiencing delays caused by restricted access could reduce our ability to generate revenues and make it more difficult to fund our operations.

THE STOCK MARKET IS VOLATILE AND OUR STOCK PRICE COULD DECLINE

         Market fluctuations or volatility could cause the market price of our common stock to decline. In recent years the stock market in general and the market for biotechnology- related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performances of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. These fluctuations could cause the market price of our common stock to decline.

WE HAVE NEVER PAID DIVIDENDS

         We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

PART II:          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS
                  -----------------
                  None

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------
                  None

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------
                  None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------
                  None

Item 5.           OTHER INFORMATION
                  -----------------
                  None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       Exhibit 27

                  Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

         b.       Reports on Form 8-K

                  On February 2, 2000, the Company announced that Kenneth Lynn, who had served the Company as Senior Vice President, Corporate Development and Legal Affairs, relinquished his position as a corporate officer and will move into a half-time role with Valentis.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VALENTIS, INC.
                            --------------
                            (registrant)

Date:    May 12, 2000       /s/ Benjamin F. McGraw III
                            --------------------------
                            Benjamin F. McGraw III
                            President, Chief Executive Officer, and
                            Chairman of the Board of Directors

Date:    May 12, 2000       /s/ Bennet Weintraub
                            --------------------
                            Bennet Weintraub
                            Chief Financial Officer and Vice President Finance
                            (Principal Financial and Accounting Officer)

                                 VALENTIS INC.

                                 EXHIBIT INDEX

27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).