Form 10-K
period 2000-06-30
VALENTIS INC
filed 2000-09-28
CIK 932352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22987
                            ------------------------

                                 VALENTIS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-3156660
     (State or other jurisdiction                         (IRS Employer
   of incorporation or organization)                   Identification No.)

    863A MITTEN RD., BURLINGAME, CA                           94010
    (Address of principal offices)                          (Zip Code)

                                 (650) 697-1900
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock, Par Value $.001

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation System on September 1, 2000 was $300,507,300.

    The number of registrant's Common Stock outstanding, as of September 1, 2000 was 29,375,241.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2000 meeting of stockholders are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Valentis, Inc.'s ("the Company") actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section under the captions "Risk Factors" as well as those under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPANY OVERVIEW

    Valentis, Inc. is a leader in the field of biopharmaceutical delivery. We develop multiple proprietary gene delivery and gene expression systems and PEGylation technologies and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of currently marketed biopharmaceuticals. Valentis has what it believes to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals including genes, proteins, peptides, peptidomimetics, antibodies and replicating and non-replicating viruses. This portfolio of delivery technologies potentially allows us to develop new products, create improved versions of currently marketed products and solve safety, efficacy and dosing compliance issues with products in development. Valentis focuses on research, preclinical development and early-stage clinical development of products in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology.

    Valentis has positioned itself to be the near-term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and gene medicines. Valentis is developing delivery systems that are designed to improve the safety, efficacy and dosing characteristics of these biopharmaceuticals to make them safer, more effective and more convenient for patients to use.

    The merger of Megabios Corporation and GeneMedicine, Inc. formed Valentis, a Delaware corporation, in March 1999. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis has centers in three locations: The Woodlands, Texas, which houses personnel focused on preclinical research and development; London, England, where PolyMASC Pharmaceuticals plc operates as a wholly owned subsidiary and focuses on PEGylation technology; and Burlingame, California, which is the Company's headquarters as well as the center for manufacturing and clinical development.

    Our delivery systems for biopharmaceuticals are based on two broad technology platforms: gene medicines and PEGylation technologies.

GENE MEDICINE TECHNOLOGIES

    Each cell in the human body contains genes that code for the production of proteins that directly and/or indirectly impact all of the body's functions. Gene medicines are used to achieve production of therapeutic proteins in their natural, most active form at specific sites in the body. Gene medicines are typically administered by conventional pharmaceutical routes after being reconstituted from single-vial, stable, lyophilized products. A gene is delivered to target cells via a synthetic gene delivery system, and gives the cells the instructions needed to produce a therapeutic protein that is intended to correct, prevent or modulate genetic and acquired diseases.

PEGYLATION TECHNOLOGIES

    PolyMASC's PEGylation technology allows for the gentle coupling of polyethylene glycol ("PEG") molecules directly to proteins (protoMASC-TM-), antibodies (antiMASC-TM-) and viruses (viraMASC-TM-) in a manner that retains the biological activity of the material. These PEG molecules can protect the biologic from degradation and attack by the immune system. This can yield products with improved safety, efficacy and dosing regimens.

CORPORATE PARTNERS

    Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

    - Roche Holdings Ltd. for cancer immunotherapeutics based on the IL-2 and IL-12, and Interferon-a genes;

    - Eli Lilly & Co. to develop treatments for breast and ovarian cancer using the BRCA-1 gene;

    - Glaxo Wellcome plc to develop a treatment for cystic fibrosis using the CFTR gene;

    - Boehringer Ingelheim International GmbH, for the treatment of rheumatoid arthritis with gene medicines;

    - Invitrogen Corporation to sell Valentis' proprietary GeneSwitch-TM- gene regulation system to the research market;

    - Heska Corporation for a gene-based immunotherapeutic for cancer and allergies in companion animals;

    - Eurogene Ltd. for cardiovascular diseases using gene medicines and Eurogene's collar delivery system;

    - DSM Biologics and QIAGEN, N.V. for plasmid manufacturing;

    - Onyx Pharmaceuticals, Inc. for a PEGylated virus-based cancer therapeutic, ONYX-015;

    - Bayer Corporation, Inc. for a PEGylated Factor VIII;

    - Flemington Pharmaceutical Corp. for a PEGylated oral insulin;

    - Transkaryotic Therapies for the development of PEGylated protein pharmaceuticals; and

    - Viragen, Inc. for the development of a PEGylated interferon-alpha (IFN-a) for treatment of hepatitis C.

SCIENTIFIC AND INDUSTRY BACKGROUND--GENE MEDICINES

    Gene medicines are an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene medicines to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect or be secreted into the bloodstream to have a systemic effect. Most gene medicines utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, and uptake by, the target cell.

    Genes provide the instructions or "code" for the productions of proteins, which determine the nature and function of cells and tissues in all living organisms. The study of genes and their function ("genomics") provides the fundamental basis for understanding human health and disease and has led to the identification of many genes with potential therapeutic utility ("therapeutic genes").

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

    The worldwide effort to decipher the human genome and to understand the function of its constituent genes is yielding important insights into the roles that genes play in disease conditions, as well as how genes may be useful in the treatment of such diseases. It is estimated that there are at least 5,000 genes of known function, many of which have been identified as potential therapeutic genes. Various companies and academic institutions are investing substantial financial and human resources to identify additional therapeutic genes, and Valentis believes that this process will create opportunities for gene medicines.

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

    The first clinical trials of potential gene-based therapeutics used EX VIVO viral gene delivery. EX VIVO gene medicines involve procedures in which selected cells are removed from the patient, transduced with the therapeutic gene, expanded in number, cleansed of contaminants and then reintroduced into the same patient. This lengthy and labor-intensive process significantly differs from traditional pharmaceutical administration and may result in a complex, high-cost procedure.

    Valentis is developing a broad technology platform consisting of several IN VIVO, non-viral, or plasmid-based, gene delivery systems. Each delivery system consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression and is designed to control expression of the therapeutic gene in the cell; and
(ii) lipids, polymers and/or other non-viral agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration, including inhalation and intravenous, intratumoral, intramuscular or intraperitoneal administration. These traditional modes of administration are familiar to physicians and may be more convenient and cost effective than EX VIVO approaches.

    In many of Valentis' gene delivery systems, we combine negatively charged DNA with novel, positively charged and neutral lipids to form tightly bound DNA:lipid complexes. These complexes can be manufactured at large-scale to produce high purity, stable products. Valentis' other gene delivery systems utilize polymers or peptides to facilitate the delivery of DNA plasmids in DNA:polymer or DNA:peptide complexes.

    Valentis believes its proprietary plasmid-based gene delivery systems have advantages over other gene delivery systems. DNA in our PINC-TM- (protective, interactive, non-condensing) formulations have been shown to produce therapeutically relevant protein levels that persist for up to twelve months in animal studies. In addition, Valentis' gene delivery systems can preferentially target specific tissues and cell types and can be handled and administered like traditional pharmaceuticals. We have demonstrated that we can produce clinical-grade DNA plasmids and DNA containing formulations under controlled conditions, and we have developed manufacturing and production methods designed to be scaled to meet commercial requirements.

    We have tested our gene delivery systems in hundreds of IN VIVO preclinical experiments and in certain early clinical trials. Our delivery systems allow for repeat administration of gene medicines for the treatment of chronic diseases, such as cystic fibrosis and cancer. While the results of preclinical animal studies may not predict safety or efficacy in humans, when further clinical trials are conducted, Valentis believes that its experience in preclinical and early clinical development will enable it to accelerate the development of gene medicines and thereby attract corporate partners.

VALENTIS' IN VIVO, PLASMID-BASED GENE DELIVERY APPROACH

    Valentis believes its proprietary plasmid-based gene delivery systems may have the following benefits:

    - THERAPEUTICALLY RELEVANT GENE EXPRESSION. Valentis has developed DNA plasmids that, following their formulation with lipids or polymers and administration to animals, produce therapeutically relevant protein levels that persist for up to twelve months.

    - TISSUE-SPECIFIC GENE DELIVERY AND EXPRESSION. Valentis believes that its gene delivery systems can target specific tissues and cell types. In preclinical studies, we have demonstrated that various formulations are taken up selectively by (i) muscle cells following direct injection,
      (ii) vascular endothelial cells lining the blood vessels of several tissues, including lung, heart, spleen and lymphatic tissues, following intravenous administration, (iii) solid tumors following direct administration either into the tumor or other local tissues,
      (iv) circulating macrophages following intravenous administration and
      (v) ciliated epithelial cells lining the airways of the lungs following aerosol administration.

    - EASE OF HANDLING AND ADMINISTRATION, STABILITY AND SCALABLE MANUFACTURING METHODS. Valentis' gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals. Valentis has demonstrated that it can produce clinical-grade DNA plasmids and DNA containing formulations under controlled conditions. In addition, Valentis has developed manufacturing and production methods designed to be scaled to meet commercial requirements and has produced DNA plasmids at a contract manufacturer at the 3,000-liter scale.

    - IMPROVED SAFETY PROFILE. Valentis has tested its gene delivery systems in hundreds of IN VIVO, preclinical experiments and in certain early clinical trials. Due to its improved safety profile as compared to viral delivery systems, Valentis believes that its gene delivery systems will allow for repeat administration of gene medicines for the treatment of chronic diseases, such as asthma and other inflammatory conditions.

SCIENTIFIC AND INDUSTRY BACKGROUND--PEGYLATION TECHNOLOGIES

    Proteins, in general, have very unsatisfactory pharmacological profiles. In order to achieve the levels required to exert a therapeutic effect at the target site, relatively large doses of protein have to be administered. In addition to a significant waste of expensive protein, rapid clearance by the immune system creates the need for frequent dosing. Intravenous bolus administration of the protein causes excessive initial blood levels of the therapeutic, which can create side effects. Subcutaneous administration, where feasible, is a better alternative to intravenous administration. However, subcutaneous administration is associated with large losses of the protein (typically over 60%) at the injection site, resulting in low biologic availability. In addition to the need for frequent dosing, recombinant proteins are typically associated with antigenic responses, or the formation of antibodies. Most antibodies are non-neutralizing, and in clinical experience have not created problems with respect to repeat administration. However, the prospect of neutralizing antibodies must be addressed in the development of novel therapeutic agents. PEGylation technology may be used to reduce this prospect because it can mask the protein from the immune system.

    The primary technological focus of PolyMASC Pharmaceuticals plc, which was acquired by Valentis in August 1999, is the creation of improved biopharmaceuticals through the application of PEGylation technologies. PEGylation is an established technology that involves the attachment of the polymer polyethylene glycol ("PEG") to biological agents or chemical compounds to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy. PEGylation can be applied to otherwise insoluble proteins or to hide a therapeutic agent from the immune system. With PEGylation, both recognition by antibodies (antigenicity) and stimulation of immune responses (immunogenicity) are reduced.

    Proof of principle for PEGylation as a delivery technology has been established by already-commercialized products, most often to enable the sustained delivery of an agent, thereby lowering the required dosing frequency. PolyMASC's proprietary technologies are based on novel patented Molecule Altering Structural Chemistry (MASC) techniques for attaching polymers such as PEG to other molecules or to carrier systems for pharmaceuticals. The MASC family of technologies is not restricted to use with PEG. However, current applications are focused on PEG because it has an excellent safety record and is already approved for administration to humans. The attachment of PEG chains has the potential to add considerable value to many pharmaceuticals, particularly proteins and peptides. As well as making them longer acting and less visible to the body's immune system, PEGylation reduces wastage of the valuable active element of the therapy. PEGylation can also be used to link molecules together, an application for the assembly of new pharmaceutical agents.

    PolyMASC's PEGylation differs from certain other methods in that it links PEG directly to the target and avoids damaging coupling conditions. The direct linkage circumvents a range of problems introduced by linker groups. PolyMASC's linkerless technique has what we believe to be an excellent record in the conservation of bioactivity (and hence therapeutic activity) of delicate targets.

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

    Valentis' PolyMASC technologies offer several advantages over conventional PEG techniques: (i) the PEG chain is attached to the target molecule without a linking coupler; (ii) attachment of the PEG chain is done under mild conditions thereby retaining higher levels of bioactivity of the target molecule; and
(iii) this technique utilizes a highly pure PEG improving its safety profile. Most PEGylation techniques require the use of a chemical linker to attach the PEG to the therapeutic agent. The linkers themselves can be damaging, but the process of attaching the linkers to the therapeutic causes the most damage. Most PEG processes were developed for small molecules rather than for biological agents. Biological therapeutics are far less resilient than chemical compounds and are often destroyed by harsh chemical processing of traditional PEGylation. The PolyMASC technology confers advantages with respect to preserving biological function of the therapeutic, reducing toxicities, reducing purification requirements and facilitating the manufacturing process. In addition, PolyMASC technology can be applied more effectively to a broader range of therapeutic targets, thereby enabling novel applications, such as linking different molecules to create novel compounds.

    Valentis is applying the PolyMASC technology to already approved therapeutics as well as novel therapeutics in development. The PolyMASC technology can also be applied to gene medicine programs to mask certain viral-based vectors, among others. We have established corporate agreements with Bayer for PEGylated Factor VIII, Transkaryotic Therapies for the development of two undisclosed proteins, Onyx Pharmaceuticals for a PEGylated virus, Flemington Pharmaceuticals for PEGylated oral insulin and

Viragen for a PEGylated IFN-a. PolyMASC's technologies are covered by a family of patents and patent applications filed in all major jurisdictions. Currently, none of the products using PolyMASC's PEGylation technologies has begun clinical trials.

ADVANTAGES OF PEGYLATION TECHNOLOGY

    - Improves biologics by extending the half-life, thereby reducing dosing frequency;

    - Enables targeted delivery, thereby reducing side effects;

    - Eliminates peak dose levels, thereby reducing side-effects;

    - Hides proteins from the immune system, reducing immunogenic response; and

    - Enables delivery of insoluble proteins.

TRADITIONAL PEGYLATION TECHNIQUES

    Traditional PEGylation techniques used different chemical linkers and chemical coupling methods to attach polyethylene glycol (PEG) to the target molecule. While PEGylation has been successfully applied commercially, several features are not optimal. First, the use of linkers themselves often results in diminished biological activity of the target protein. Reductions in biological activity can range from 20-90% using traditional PEGylation techniques. Reduced biological activity is most problematic when non-enzymatic proteins, such as cytokines and antibodies, are the target proteins. Enzymes typically require lower dosing because their activity is catalytic. Reduced activity is attributable not only to the linkers themselves, but also to the coupling conditions required for the attachment of PEG to the target molecule, as well as changes induced in the therapeutics' surface charge, which can obstruct binding. In addition to reduced biological activity, chemical linkers can be toxic. This is particularly true when the chemical linkers involve unstable bonds. The chemistry used with linker technology can cause manufacturing inefficiencies and require more extensive purification processing.

SPECIFIC ADVANTAGES OF POLYMASC'S PEGYLATION METHODS

    PolyMASC, a wholly owned subsidiary of Valentis, has developed a platform that enables direct, linkerless attachment of the target therapeutic to PEG molecules. Our technology employs proprietary tresyl chloride chemistry to produce tresyl monomethoxyPEG ("TMPEG"). We have developed a proprietary position on the use of TMPEG, as well as on methods for the biological optimization of TMPEG with the therapeutic, and scale-up and manufacturing of the compound. Our patented technique is a form of Molecule Altering Structural Chemistry ("MASC"). While our efforts have been focused on PEG, the technology can be applied to other polymers and carrier systems. The main advantage of the PolyMASC system is that it enables preserved biological activity. In addition, the PolyMASC technology has yielded manufacturing improvements, reduced toxicities and reduced purification requirements.

    The primary advantage of the TMPEG method of PEGylation is that it conserves the biological activity of the target proteins. Enhanced biological activity is enabled by both the linkerless TMPEG as well as the biological processes used for compound optimization. Optimization techniques have independently conferred improvements in retained biological activity and have resulted in better reproducibility than traditional methods. For example, we have demonstrated a 99% retention of the biological activity of GM-CSF using our manufacturing process, where PEGylated products made by others resulted in less than 35% of the biological activity. The PolyMASC technology has also demonstrated significantly greater preservation of the biologic activity of erythropoeitin
(EPO), granulocyte colony stimulating factor and thrombopoeitin produced by three different commonly used chemical coupling methods.

VALENTIS' PRODUCT DEVELOPMENT PROGRAMS

GENE MEDICINES

    Valentis is developing gene delivery systems based on three broad classes of delivery enhancing materials: lipids, polymers and peptides. Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems in animals. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration and also to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Valentis is using its proprietary cationic lipid gene delivery systems in several of its gene medicines intended for the treatment of cancer. In addition, Valentis' academic collaborators have employed cationic lipid gene delivery systems in four physician-initiated clinical trials: a completed Phase I clinical trial to deliver genes to cells lining the airways; two Phase II clinical trials designed to deliver genes to endothelium cells lining the blood vessels of muscle tissue and of the heart; and a Phase IIa trial to deliver genes to tumor cells.

    Valentis also has developed gene delivery systems that employ polymers that, in certain formulations for conventional drugs, are approved for human use. We have shown that these polymers interact with plasmids and facilitate the delivery of genes into muscle cells or tumor cells after IN VIVO administration. We are employing our proprietary polymeric PINC-TM- gene delivery system in hematology gene medicines and in two gene medicines intended for the treatment of cancer. Our scientists have demonstrated in animal models that the use of polymeric PINC-TM- gene delivery systems can lead to a significant increase in both the level and the reproducibility of proteins produced in muscle compared to the administration of plasmids formulated in saline, or "naked" DNA.

    We are also creating and developing gene delivery systems made up of short synthetic peptides and peptides containing simple sugars or glycopeptides. The peptides are designed to bind to plasmid DNA to form a tightly compacted complex, which we believe is important for DNA to enter certain types of cells. The glycopeptides are designed to interact specifically with natural receptors present on the surfaces of target cells and to affect the entry of plasmid DNA into those cells. In addition, our peptides can be utilized in combination with other materials such as cationic lipids. Valentis has exclusive and co-exclusive rights to materials in each of the foregoing classes of agents used for gene delivery systems.

    We have identified a number of potential therapeutic applications for our technologies and have developed several gene delivery systems that can use a variety of therapeutic genes. In each case, the delivery and expression system developed for a specific product can be used in combination with other therapeutic genes to create multiple product opportunities for the same indication.

PEG PRODUCTS

    PolyMASC is developing a number of product applications using its protoMASC-TM-, viraMASC-TM-, and antiMASC-TM- technologies. As part of the merger with Valentis, PolyMASC announced that it would pursue a single partner for the disposal of its LipoMASC-TM- technology. Subsequently, after market analysis, the Valentis management and Board of Directors have reconsidered our policy with respect to development of the LipoMASC-TM- technology and exploitation of the PEG liposome intellectual property rights. We now believe that we can realize greater value for this asset by pursuing a licensing strategy on a product by product or on a field of use basis.

    There can be no assurance that any of Valentis' gene delivery systems or PEGylation technologies will have the performance attributes to justify their further development or to attract corporate partners. While we have demonstrated some evidence of the utility of our gene delivery systems or PEGylation in preclinical animal studies, these results do not predict safety or efficacy in humans. Our products may prove to have undesirable and unintended side effects or other characteristics that may prevent or limit their use. There can be no assurance that any of Valentis' products will ultimately obtain FDA or other regulatory or foreign marketing approval for any indication. Our products are also subject to risks particular to the development of gene-based therapeutics or PEGylation. Gene-based therapy and PEGylation are new and rapidly evolving technologies and are expected to undergo significant technological changes in the future. As a result of the limited clinical data available regarding the safety and efficacy of gene-based therapeutics or PEGylation and other factors, clinical trials relating to gene-based therapeutics or PEGylation may take longer to complete than clinical trials involving traditional pharmaceuticals. There can be no assurance that any gene-based therapeutic or PEGylation will be demonstrated to be safe or effective or that Valentis or its corporate collaborators will be able to manufacture such gene-based therapeutics or PEGylated products on a commercial scale or in an economical manner.

    The table below summarizes Valentis' leading product candidates, potential therapeutic indications, stage of development and corporate collaborators:

                   GENE MEDICINES FOR CARDIOVASCULAR DISEASE

  PRODUCT CANDIDATE          INDICATIONS          DEVELOPMENT STAGE(1)         COLLABORATOR
VEGF(165) gene
  medicine              Coronary artery                Phase IIb                    --
                          disease
VEGF(165) gene
  medicine              Peripheral vascular            Phase IIb                    --
                          disease
VEGF(165) gene
  medicine              Restenosis                     Phase IIa                 Eurogene
Del-1 gene medicine     Coronary Artery               Preclinical                   --
                          Disease
Del-1 gene medicine     Peripheral Vascular           Preclinical                   --
                          Disease
eNOS gene medicine      Restenosis                      Research                 Eurogene

                          GENE MEDICINES FOR ONCOLOGY

  PRODUCT CANDIDATE          INDICATIONS           DEVELOPMENT STAGE           COLLABORATOR
Interleukin-2 gene
  medicine (IL-2)       Head and neck cancer           Phase IIb                  Roche
IL-2 + chemotherapy
  gene medicine         Head and neck cancer           Phase IIb                  Roche
Interferon-a gene
  medicine (IFN-a)      Head and neck cancer           Phase IIa                  Roche
Interleukin-12 gene
  medicine (IL-12)      Head and neck cancer           Phase IIa                  Roche
IL-2 + Superantigen B
  gene medicine         Melanoma                       Phase IIa                    --
IL-12 + IFN-a
  combination gene
  medicine              Solid tumors                   Phase IIa                  Roche
IL-2 + Superantigen A
  gene medicine         Animal health               Late development              Heska
IV IL-2 gene medicine   Lung metastases               Preclinical                   --
BRCA-1 gene medicine    Breast and ovarian              Research                Eli Lilly
                          cancer

                           HEMATOLOGY GENE MEDICINES

  PRODUCT CANDIDATE          INDICATIONS           DEVELOPMENT STAGE           COLLABORATOR
EPO + GeneSwitch-TM-    Various                       Preclinical                   --
Factor IX gene
  medicine              Hemophilia B                  Preclinical                   --

                              OTHER GENE MEDICINES

  PRODUCT CANDIDATE          INDICATIONS           DEVELOPMENT STAGE           COLLABORATOR
CFTR gene medicine      Cystic fibrosis                 Research              Glaxo Wellcome
Undisclosed genes       Arthritis                       Research           Boehringer Ingelheim
Prophylactic/therapeutic
  vaccines              Various                         Research                    --

                                  PEG PRODUCTS

  PRODUCT CANDIDATE          INDICATIONS           DEVELOPMENT STAGE           COLLABORATOR
PEGylated ONYX-015      Solid tumors and              Preclinical                  Onyx
                          metastases
PEGylated Factor VIII   Hemophilia A                  Feasibility                 Bayer
                                                                              Transkaryotic
PEGylated proteins      Undisclosed                   Feasibility                Therapies
PEGylated oral insulin  Diabetes mellitus             Feasibility               Flemington
PEGylated IFN-a         Hepatitis C                   Feasibility                Viragen

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

     "Feasibility"       indicates the development of models and assay systems, and evaluation and refinement of PEG delivery systems in IN
                         VITRO and IN VIVO testing.

     "Late development"  indicates testing for safety, toxicology and efficacy in companion animals.

GENE MEDICINES

CARDIOVASCULAR GENE MEDICINES

VASCULAR ENDOTHELIAL GROWTH FACTORS ("VEGF")

    In March 1998, a VEGF gene medicine employing Valentis' proprietary cationic lipid gene delivery system became the subject of two physician-initiated Phase IIb angioplasty clinical trials, one for treating peripheral vascular disease and one for treating coronary artery disease. The gene medicine is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty. Dr. Seppo Yla-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland, is conducting the trials. Valentis is providing its proprietary DOTMA cationic lipid gene delivery system for a study with the Institute's plasmids encoding VEGF(165).

    In November 1999, Valentis announced that in one of Dr. Yla-Herttuala's double blind, placebo-controlled Phase IIb clinical trials, the non-viral VEGF(165) gene medicine showed evidence of stimulating angiogenesis (blood vessel formation). Interim results from this clinical trial being conducted in Finland were presented at the annual meeting of the American Heart Association. Patients enrolled in the clinical trial received a plasmid based, non-viral VEGF(165) gene medicine, an adenovirus encoding VEGF(165), or a placebo. VEGF(165) is a potent angiogenic factor that has also been shown to inhibit restenosis (the narrowing of the blood vessels following angioplasty or stent insertion). The gene medicine was administered via catheter to patients with peripheral vascular disease (PVD) immediately following angioplasty. Interim analysis of angiographic data required by the Finnish Agency for Medicinal Products revealed an increase in the number of blood vessels in both the plasmid and adenovirus groups, but not in the group given the placebo.

    To date, more than 140 patients with either peripheral vascular or coronary artery disease have been treated with the plasmid-based VEGF(165) therapy. VEGF(165) gene therapy is also being tested in a second Phase II trial being conducted by Dr. Yla-Herttuala and colleagues in patients with coronary artery disease.

    In March 2000, Valentis and Eurogene Ltd. ("Eurogene") initiated a Phase IIa clinical trial of a gene medicine incorporating Eurogene's local collar-reservoir delivery device, a Valentis proprietary cationic lipid gene delivery system, and a gene for VEGF(165). The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. The therapy is designed to prevent the post-surgical development of intimal hyperplasia (smooth muscle cell proliferation) in blood vessels. This is a frequent complication after vascular surgery in up to 60% of patients and results in blockage of the vessels. The trial is being conducted at three university hospitals in Finland-Kuopio, Tampere and Oulu-under the supervision of Dr. Yla-Herttuala.

    This is the first study in humans to investigate the local delivery of a gene from the outside of the tissue to the specific site where it is needed using a biodegradable collar-reservoir device and a non-viral, liposomal vector. Delivery in this way is aimed at enhancing local gene delivery while limiting systemic protein exposure.

    The study is designed to demonstrate that the VEGF(165) gene, delivered locally to the outside surface of a blood vessel, will transfect and express in the smooth muscle cells of the vessel wall. Transfection causes the naturally occurring VEGF protein to be produced and the vasculo-protective mechanism to be activated. VEGF protein is known to increase the production of nitric oxide in the endothelium, which, in turn, is responsible for inhibiting the development of intimal hyperplasia in blood vessels.

    Results from preclinical experiments involving local delivery of a VEGF gene with Eurogene's extravascular collar have already indicated that this method of delivery results in significant transfection of smooth muscle cells in the vessel wall. Additionally, Valentis has already demonstrated that its proprietary

DOTMA-based cationic lipid delivery system can be used successfully with VEGF(165) for vascular applications.

DEL-1

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

    Del-1 is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. It has a distinct mechanism of action from other known angiogenic factors such as members of the VEGF and fibroblast growth factor (FGF) families. In June 2000, Valentis announced that its Del-1 gene medicine elicited development of new blood vessels in preclinical animal studies in rabbits and mice. Valentis scientists reported that the effects on development of new blood vessels in rabbit and mouse models of a single administration to muscle of the Del-1 gene medicine were similar to those obtained with a VEGF(165) gene medicine, which was used as a comparator in both studies. Acute toxicities observed with the VEGF(165) gene medicine in dose-response studies were not observed with the Del-1 gene medicine at similar doses, suggesting that the Del-1 gene medicine may have safety advantages over VEGF(165).

    Both the Del-1 and VEGF(165) gene medicines used in these studies incorporate Valentis' proprietary PINC-TM- polymer gene delivery technology. Locally administered gene medicines, such as Del-1, provide for sustained, localized expression at the target site, with minimal systemic exposure. This delivery modality mimics endogenous processes that drive angiogenesis and overcomes two major shortcomings associated with systemic delivery of recombinant angiogenic proteins- their potential systemic toxicity and short half-life.

    Valentis expects to initiate a Phase IIa clinical trial for a Del-1 gene medicine for the treatment of peripheral vascular disease in the first quarter of 2001.

ENOS

    In 1998, Valentis acquired an exclusive worldwide license from Stanford University to intellectual property covering gene therapy for vascular degenerative disorders. The exclusive license from Stanford University covers a series of patents and patent applications directed to the use of genes that increase nitric oxide levels for the treatment of cardiovascular diseases, including eNOS, iNOS, VEGF and potentially others.

    Nitric oxide is widely recognized as a potent inhibitor of smooth muscle cell proliferation, a primary cause of vascular stenosis. Restenosis of bypass grafts is a serious post operative complication occurring in a significant fraction of patients undergoing arterial bypass surgery. Direct extravascular delivery of the gene encoding eNOS to the grafted vessel is a therapeutic approach designed to increase locally the concentration of nitric oxide to inhibit restenosis.

    In August 2000, Valentis and Eurogene announced a collaboration to develop a Nitric Oxide Synthase (NOS) gene medicine. Product development will combine Valentis' proprietary gene formulation and expression technologies and Eurogene's extravascular delivery collar to deliver and express the gene encoding the intracellular enzyme, eNOS, into a product for which the initial indication will be the inhibition of stenosis following bypass graft surgery. Under the collaboration, Valentis and Eurogene will share research and development costs and potential revenues. We project that an eNOS gene medicine, jointly developed by Eurogene and Valentis, could enter clinical trials within a year following successful preclinical studies.

    Eurogene and Valentis have an additional collaboration underway through which Valentis has provided a proprietary DOTMA-based cationic lipid delivery system for a non-viral VEGF(165) gene medicine administered via Eurogene's biodegradable extravascular delivery collar. This product is currently being tested in a Phase I clinical trial.

CANCER GENE MEDICINES

CYTOKINE GENE MEDICINES

    Valentis' most advanced programs are in the field of cancer immunotherapy. Three single cytokine genes, IL-2, IL-12 and IFN-a and combinations of IL-2 plus chemotherapy and IL-12 and IFN-a, are being tested under the agreement we have with Roche Holdings Ltd.

    In June 1999, Valentis initiated a multi-center Phase II clinical trial with its IL-2 gene therapy for the treatment of squamous cell carcinoma of the head and neck. More than 40,000 patients in the United States and 75,000 patients in Europe are diagnosed with head and neck cancer each year. While head and neck cancers are slow to metastasize, current therapies do not provide effective treatment, as evidenced by the fact that recurrence of the tumor is common and mortality in the first five years after diagnosis is approximately 30 percent. The IL-2 gene medicine is intended to reduce disease recurrence and to extend survival. The trial will evaluate the safety and efficacy of the IL-2 gene medicine compared to conventional therapy in approximately 80 patients who have failed first line chemotherapy.

    In June 1998, Valentis announced positive results from two Phase IIa clinical trials involving its IL-2 gene medicine. The two studies were conducted at Johns Hopkins University and in Germany in 25 head and neck cancer patients. The results of the studies showed that the IL-2 gene medicine was safe and well tolerated, with documented evidence of gene expression for greater than 7 days.

    The IL-2 gene medicine is comprised of a plasmid encoding the human IL-2 gene and a proprietary cationic lipid gene delivery system that enhances uptake of the gene into the target cells after direct intratumoral injection. This product is designed to provide sustained, localized expression of the IL-2 protein and to promote a local and systemic immune response against the tumor. The use of a non-viral gene delivery system is intended to enable repeat administration of gene medicines in a safe and effective manner.

    IL-2 is an important human protein that has multiple functions in the body's immune response to foreign pathogens and tumors. The application of the recombinant protein in the treatment of cancer is limited by its short half-life and by significant toxicity when administered systemically. In contrast, the IL-2 gene medicine is designed to initiate sustained production of the IL-2 protein within the tumor and elicits an immune response while avoiding the potentially harmful systemic levels of the IL-2 protein.

    In addition to the IL-2 gene medicine, Valentis is developing IFN-a and IL-12 gene medicines. We have incorporated both the IFN-a and IL-12 genes into our proprietary polymer-based PINC-TM- gene delivery system. The gene medicines are formulated as stable, single vial, freeze-dried products that are easily reconstituted and then injected into the patient intratumorally.

    IFN-a is being studied in a Phase IIa clinical trial that began in March 1999 to study safety and efficacy in 35 patients with squamous cell carcinoma of the head and neck at the University of Pennsylvania and at the University of Kentucky. The recombinant IFN-a protein is approved for use in a number of indications including malignant melanoma, hairy cell leukemia, AIDS-related Kaposi's sarcoma, chronic hepatitis B and chronic hepatitis C. In contrast, the IFN-a gene medicine is designed for both local and systemic immunotherapy and also has been shown to provide an anti-angiogenic effect in preclinical cancer models.

    In July 1999, Valentis initiated a U.S.-based multi-center Phase IIa clinical trial with its IL-12 gene therapy also for the treatment of squamous cell carcinoma of the head and neck. The safety phase of the trial will be conducted at the Dana Farber Cancer Institute (Harvard University) and the University of Pennsylvania. Preclinical data demonstrate that local administration of the IL-12 gene medicine can induce a systemic immune response against cancer with a reduction in tumor growth or a complete remission in animals. By expressing the protein locally at the tumor site, Valentis expects the products to have therapeutic benefits against both primary tumors and well as their sites of metastases without the toxicity that has limited the utility of the IL-12 protein when given systemically.

    In September 2000, Valentis received FDA clearance to initiate a Phase IIa clinical study of a gene medicine that combines the IL-12 and IFN-a genes. The trial is being conducted under the direction of Shelly McQuone, MD at the University of Pennsylvania, and is designed to determine safety, tolerability and efficacy of the cytokine combination gene medicine for patients with squamous cell carcinoma of the head and neck. Up to 40 patients will be enrolled in the study. Concurrently, Valentis also announced the publication of results from preclinical studies with this same cytokine combination demonstrating a synergistic increase in anti-tumor response against colon and renal cell carcinoma. The peer-reviewed article was published in the September 2000 issue of the journal HUMAN GENE THERAPY.

    Previously, a physician-sponsored Phase IIa clinical study of a gene medicine that combines the IL-2 and Superantigen-B genes was initiated in May 1998 at the University of Colorado Health Sciences Center as a treatment for melanoma. The dose-ranging study examined the safety of the two-gene combination, which is injected directly into tumors. The principal investigator for this trial was Dr. Pat Walsh from the University of Colorado Health Sciences Center. The costs of the trial were supported in part by a clinical grant from the National Cancer Institute. Researchers believe that the two-gene combination being tested may be more effective than either gene alone and may provide advantages over other immunotherapy approaches that have been tested.

    Preclinical studies on dogs with advanced cases of spontaneously occurring oral melanoma resulted in tumor regression and increased survival rates. Specifically, direct administration of this gene-based immunotherapeutic resulted in a systemic immune response to the tumors in the mouth and, in some cases, their sites of metastasis. Based on these data, Valentis believes that this product may have applications in the treatment of other solid tumors such as breast, prostate, and head and neck cancers.

    Valentis has exclusively licensed the patents covering the two-gene combination from National Jewish Medical and Research Center for use in non-viral gene therapy applications for cancer. The patents cover the delivery of a cytokine gene and a superantigen gene for the treatment of cancer.

BRCA-1

    Under a 1997 agreement with Lilly, Valentis developed a gene medicine administered into the peritoneal cavity using BRCA-1, a gene that has been identified as a putative tumor suppressor in breast and ovarian cells. Preclinical work has been completed and the parties are currently evaluating the data to determine the efficacy of the BRCA-1 gene. The results of that analysis will determine the future of the program.

    Valentis has conducted preclinical research into a number of other gene medicine approaches to cancer including anti-angiogenesis. We are conducting research with a dominant negative mutant Del-1 and other genes to determine whether using gene medicines to deliver genes that cut off the blood supply to tumors will shrink or eliminate both the primary tumor as well as any sites of metastasis. We are also researching whether systemic intravenous delivery of a cytokine will have an effect on controlling cancer and if a gene medicine can minimize the side effects occurring from traditional radiation and chemotherapy regimens.

HEMATOLOGY GENE MEDICINES

EPO + GENESWITCH-TM-

    In January 2000, Valentis introduced the PINC-TM- polymer muscle delivery system to provide high levels of cell transfection initially for a gene medicine that incorporates the EPO gene. The gene medicine is administered into muscle tissue that is then treated with electroporation, the application of an electrical current through the site of injection. This increases the uptake of the gene into the muscle cells and results in more than a one hundred-fold increase in protein production. Valentis' GeneSwitch-TM- gene regulation system is also incorporated to provide precise control over the level and duration of gene expression. The GeneSwitch-TM- turns on gene expression by administration of an orally bioavailable drug in a dose-dependent manner.

    Because the muscle is used to produce therapeutic proteins that are secreted into the bloodstream, this delivery system is also applicable to any protein for which long-term systemic administration is desired. We believe the resulting products will provide long-term expression of therapeutic proteins at controllable levels with low manufacturing costs, the ability to redose, and storage under normal conditions.

    In small animal studies using our EPO gene medicine under the control of the GeneSwitch-TM-, our researchers administered plasmids-encoding erythropoeitin and the GeneSwitch-TM- to mice. Upon oral administration of the small molecule inducer, a dose-dependent increase in erythropoeitin protein was detected in the blood. Several cycles of increased hematocrit levels were achieved throughout the one-year study. The experiment demonstrated that the GeneSwitch-TM-technology could control both the level and duration of the therapeutic protein being expressed.

OTHER GENE MEDICINE COLLABORATIONS

GLAXO WELLCOME PLC ("GLAXO")

    In April 1994, Valentis entered into a five-year collaborative agreement with Glaxo to develop a gene medicine for the treatment of cystic fibrosis ("CF"). In May 1996, the agreement was amended such that the research and development portion of the agreement expired as of April 1, 1997. A Phase I clinical trial, concluded in October 1998, revealed that the gene medicine showed no evidence of inflammation and satisfied all of the safety parameters studied. The trial utilized Valentis' delivery technology to deliver the cystic fibrosis transmembrane regulator ("CFTR") gene to the nasal passages of cystic fibrosis patients. The product was evaluated in a double blind, dose escalation study in eleven adult CF patients.

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

    Valentis has completed all of its obligations under the Glaxo agreement and will receive future payments, if any, only through Glaxo's achievement of a certain clinical milestone and royalties on product sales by Glaxo.

ANIMAL HEALTH

HESKA

    Upon completion of the merger with GeneMedicine, Valentis acquired an evaluation and option agreement with Heska Corporation ("Heska") signed in November 1998. Under the agreement, Valentis and Heska are cooperating in the development of immunotherapies for the treatment of cancer and allergies in companion animals. Valentis has granted to Heska an option to license certain proprietary delivery and manufacturing technology, and Heska is evaluating Valentis' technology in delivering immunomodulatory genes in companion animals.

RHEUMATOLOGY

BOEHRINGER INGELHEIM INTERNATIONAL GMBH ("BI")

    In September 1999, Valentis entered into a collaborative agreement with BI for the development of gene medicines for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis will conduct evaluations of BI's proprietary genes with Valentis' proprietary gene delivery systems in several animal models of rheumatoid arthritis. BI will provide research support to Valentis for up to 15 months for work performed under the collaboration. Valentis has established a broad intellectual property position around gene medicines as a treatment for joint diseases, including rheumatoid arthritis, covering both viral and non-viral delivery approaches. Through Valentis' collaboration with leading researchers at the University of Pittsburgh Medical Center ("UPMC"), data has been generated that demonstrate the feasibility, safety and efficacy of multiple gene therapy approaches in relevant animal models of disease.

    In March 1998, Valentis entered into a licensing and collaboration agreement with UPMC through which we obtained an exclusive license to certain patent rights in the field of viral and non-viral gene-based therapy for rheumatology, and established collaborations between our Company and several researchers at UPMC for the research and development of gene medicines in the field of rheumatology. In July 1996, Valentis' collaborators at UPMC initiated the world's first clinical trial using a gene-based therapeutic to treat rheumatoid arthritis showing that the gene medicine tested was well tolerated and resulted in gene expression in the treated joints of the nine patients in the study. This trial and the scientists' extensive experience in arthritis gene therapy provide the potential for the development of gene medicines in rheumatology and joint diseases using Valentis' proprietary gene delivery technologies.

    Rheumatoid arthritis is a potentially disabling inflammatory form of arthritis that can cause pain, swelling, stiffness and loss of function in the joints. According to the Arthritis Foundation, rheumatoid arthritis affects more than 2 million people in the United States, or about 1 percent of the adult population. Gene medicines may provide patients with certain advantages over using currently available treatments, including less frequent administration of a therapeutic product that is capable of producing the desired protein locally over a prolonged period of time. Moreover, gene medicines have the potential to halt cartilage destruction.

PEGYLATED PRODUCTS

    PolyMASC's PEGylation technology allows for the gentle coupling of PEG molecules directly to proteins (protoMASC-TM-), antibodies (antiMASC-TM-) and viruses (viraMASC-TM-) in a manner that retains the biological activity of the material. These PEG molecules can protect the biologic from degradation and attack by the immune system. This can yield products with improved safety, efficacy and dosing regimens.

    PolyMASC has corporate collaborations with Transkaryotic Therapies ("TKT"), Bayer International ("Bayer"), Flemington Pharmaceuticals ("Flemington") and Viragen Inc. ("Viragen") to develop PEGylated versions of proteins. PolyMASC's collaboration with Onyx Pharmaceuticals ("Onyx") is for the development of a PEGylated version of the ONYX-015 virus. The Bayer, Flemington and Viragen collaborations are in the early stages of feasibility and development. The TKT and Onyx collaborations are licensing agreements. See Corporate Collaborations below for additional details.

CORPORATE COLLABORATIONS

    Valentis has corporate collaborative research and development agreements and is actively seeking additional collaborations with pharmaceutical and biotechnology companies. In addition, Valentis has a manufacturing collaboration based on our proprietary methods for the manufacture of DNA plasmids and DNA formulations, creating the first contract facility that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. Many of Valentis' potential partners own identified therapeutic genes, but we believe many such companies do not possess the technology or the know-how to develop gene-based therapeutics. In entering corporate collaborations, Valentis seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene-based therapeutics and access to its development expertise.

ROCHE HOLDINGS LTD. ("ROCHE")

    Pursuant to the merger with GeneMedicine, Inc. in March 1999, Valentis acquired rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim, and now a subsidiary of Roche, originally signed in February 1995, providing funding for research and development of gene medicines to treat head and neck tumors and melanoma (the "Roche Agreement").

    In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer, and required Valentis to conduct a Phase IIb clinical trial of the IL-2 gene medicine, and a Phase IIa clinical trial for each of the IFN-a and IL-12 gene medicines. As part of the amendment, Valentis received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to Valentis by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment, postponing the $2 million payment due on February 1, 2000 to February 1, 2001.

    If Valentis continues to meet the milestones for the development of gene medicines under the Roche Agreement, we may be entitled to milestone payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits from worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales, if any.

    Also, through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche renamed Roche Biosciences, for its cationic lipid gene delivery technology (DOTMA) for IN VIVO gene therapy uses. The rights under this agreement continue even though the original agreement with Roche Biosciences ended.

ELI LILLY & COMPANY ("LILLY")

    Under a 1997 agreement with Lilly, Valentis developed a gene medicine administered into the peritoneal cavity using BRCA-1, a gene that has been identified as a putative tumor suppressor in breast and ovarian cells. When a tumor suppressor gene, such as BRCA-1, is missing or defective, a cell may replicate uncontrollably, resulting in the formation of a tumor. Various scientific publications have associated defects in BRCA-1 with breast, ovarian and prostate cancers. Increased expression of the BRCA-1 gene in diseased tissue may inhibit or prevent the uncontrolled cell growth associated with cancer, without causing any adverse effect in normal cells.

    Under the agreement, Lilly receives the exclusive worldwide rights to develop, make, use and sell gene-based therapeutics incorporating BRCA-1 resulting from the corporate collaboration. Lilly is responsible for conducting clinical trials, large-scale clinical and commercial manufacturing, and sales and marketing of any gene-based therapeutics resulting from the corporate collaboration. In November 1999, the Lilly agreement was extended through July 2000. Preclinical work has been completed and the parties are currently evaluating the data to determine the efficacy of the BRCA-1 gene. The results of that analysis will determine the future of the program and whether the agreement will be renewed by Lilly.

GLAXO WELLCOME PLC ("GLAXO")

    In April 1994, Valentis entered into a corporate collaboration with Glaxo to develop a gene-based therapeutic for the treatment of cystic fibrosis. Data from preclinical studies conducted to date demonstrate expression of the human form of the cystic fibrosis transmembrane regulator ("CFTR") gene in the lungs of non-human primates in the appropriate cell type with no evidence of inflammation. In addition, approximately 20% of the target cells were shown to produce CFTR protein six weeks after a single aerosol administration, which exceeds the level believed to be required for achieving a therapeutic effect. We have completed all of our obligations under the Glaxo agreement and will receive future payments, if any, only through Glaxo's achievement of a certain clinical milestone and royalties on product sales by Glaxo.

    In June 1997, Glaxo commenced a Phase I/II clinical trial in cystic fibrosis patients using a Valentis gene delivery system. The trial, which was completed in October 1998, delivered the CFTR gene to the nasal passages of cystic fibrosis patients. The product was evaluated in a double blind, dose escalation study in eleven adult CF patients. The clinical research team saw no evidence of adverse blood chemistry parameters and no evidence of inflammation as a result of treatment. They examined a comprehensive panel of biochemical markers of inflammation and found that the treatment did not elicit any significant alterations in these parameters. Vector-specific plasmid was detected at up to five days post treatment in several patients, after lavage of the nasal passages. Also reported was a possible trend toward correction of the CFTR-mediated chloride defect in the treated side of the nose compared with the untreated side. In this study, levels of vector-specific mRNA were not detectable.

    Glaxo is continuing to work on the program at its research facilities in England. Valentis expects no announcements to be made by Glaxo during the course of their development work.

BOEHRINGER INGELHEIM INTERNATIONAL GMBH ("BI")

    In September 1999, Valentis announced that it entered into a collaborative agreement with Boehringer Ingelheim International GmbH in the field of gene therapy for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis will conduct evaluations of Valentis' proprietary delivery and expression systems in combination with BI's proprietary genes in several animal models of rheumatoid arthritis. BI will provide research support to Valentis for up to 15 months for work performed under the collaboration.

    Valentis has established a broad intellectual property position around gene-based therapeutics as a treatment for joint diseases, including rheumatoid arthritis, covering both viral and non-viral delivery approaches. The merger with PolyMASC brought additional intellectual property assets to the Valentis patent portfolio related to gene therapy strategies for arthritis. Through Valentis' collaboration with leading researchers at the University of Pittsburgh, data has been generated that demonstrates the feasibility, safety and efficacy of multiple gene therapy approaches in relevant animal models of disease. Valentis has also entered into a separate agreement with the University of Pittsburgh, through which researchers at the University will perform certain aspects of the collaboration. Valentis' collaborators at the University of Pittsburgh completed the first Phase I clinical trial for rheumatoid arthritis in 1999, showing that the gene medicine tested was well tolerated and resulted in gene expression in the treated joints of the nine patients in the study.

INVITROGEN CORPORATION ("INVITROGEN")

    In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis' proprietary GeneSwitch-TM- gene regulation system to the life sciences research market. GeneSwitch-TM- is a technology that enables precise control of gene expression using an inducer taken orally.

The introduction of the GeneSwitch-TM- marks the first commercial product introduction of Valentis' technology and the initial transfer of certain of its IN VIVO gene therapy technologies for use as research tools. Valentis recorded royalties for the first time from product sales resulting from the license agreement with Invitrogen. For the period ended June 30, 2000, these royalties amounted to less than $1,300.

HESKA CORPORATION ("HESKA")

    Upon completion of the merger with GeneMedicine, Valentis acquired an evaluation and option agreement with Heska Corporation ("Heska") signed in November 1998. Under the agreement, Valentis and Heska are cooperating in the development of immunotherapies for the treatment of cancer and allergies in companion animals. Valentis has granted to Heska an option to license certain proprietary delivery and manufacturing technology, and Heska is evaluating Valentis' technology in delivering immunomodulatory genes in companion animals.

EUROGENE LTD. ("EUROGENE")

    In March 2000, Valentis and Eurogene Ltd. initiated a Phase IIa clinical trial of a VEGF(165) gene medicine incorporating Eurogene's local collar-reservoir delivery device and one of Valentis' proprietary cationic lipid gene delivery systems. In August 2000 the companies announced a second collaboration to develop a Nitric Oxide Synthase (NOS) gene medicine for the prevention or treatment of restenosis following bypass graft surgery. Product development will combine Valentis' proprietary gene formulation and expression technologies and Eurogene's extravascular delivery collar to deliver and express the genes. The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. Under the collaboration, Valentis and Eurogene will share research and development costs and potential revenues.

PALLIANCE WITH DSM BIOLOGICS ("DSM")--QIAGEN N.V. ("QIAGEN")

    In September 1998, Valentis and DSM (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration, the pAlliance, focused on the manufacture and supply of DNA plasmids and formulated DNA to the entire gene therapy industry. In May 1999, Qiagen joined the manufacturing alliance. The goal of this alliance is to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted DNA plasmid contract manufacturing services.

    Valentis is contributing its process technologies and its expertise in DNA formulation and manufacturing to the pAlliance. DSM brings manufacturing experience as a leading supplier of contract manufacturing services, serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force.

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

    This manufacturing method has already been used to produce DNA plasmids for a Phase I/II trial for cystic fibrosis conducted by Valentis' partner, Glaxo Wellcome, plasmids for a Phase IIa study for metastatic melanoma, conducted by Valentis and its academic collaborators at the University of Colorado Health Sciences Center and three different plasmids for clinical studies scheduled to begin in the next year.

    Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. The pAlliance has not generated any sales.

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

BAYER CORPORATION ("BAYER")

    In August 1999, PolyMASC and Bayer entered into an agreement whereby Bayer will fund a feasibility study on the development of Factor VIII for hemophilia A using PolyMASC's proprietary ProtoMASC-TM- technology. The study is being done in order for Bayer to determine whether to enter into a broader agreement that could lead to clinical and commercial development of a chemically modified Factor VIII.

FLEMINGTON PHARMACEUTICAL CORP. ("FLEMINGTON")

    In August 2000, PolyMASC and Flemington entered into a collaborative research agreement to develop a formulation of PEGylated insulin delivered by Flemington's Immediate-Immediate Release (I(2)R-TM-) lingual spray system. Lingual (under the tongue) delivery potentially allows drugs to be absorbed rapidly into the blood stream leading to a faster therapeutic effect and improved ease of use. Current insulin treatments require injection by the patient.

    Under the agreement, the parties will work together to determine the feasibility of using PolyMASC's technology to PEGylate insulin administered in Flemington's lingual spray system. Each party will be responsible for its own development costs. If the feasibility studies are successful, PolyMASC and Flemington intend to seek a corporate partner to assist in the development and marketing of this insulin product.

TRANSKARYOTIC THERAPIES ("TKT")

    In November 1997, PolyMASC and TKT signed a licensing agreement for the development of a PEGylated protein pharmaceutical with an option, now exercised, to extend the license to a second protein pharmaceutical. Under the terms of the agreement, TKT will develop the PEGylated proteins. Upon TKT's completion of product development, PolyMASC's sole remaining performance obligation is to supply the activated PEG species required to manufacture the PEGylated protein, which TKT has yet to request. The goal of the collaboration is to develop proteins with an increased circulating half-life, which will allow for longer intervals between administrations. TKT paid $1.0 million prior to the PolyMASC acquisition by Valentis in August 1999. PolyMASC can earn an additional
$3.0 million upon completion of certain milestones.

VIRAGEN, INC. ("VIRAGEN")

    In September 2000, PolyMASC and Viragen signed an agreement to develop a new treatment for hepatitis-C. The collaborators will utilize PolyMASC's novel protoMASC-TM- PEGylation process to deliver Viragen's lead drug, OMNIFERON-TM-, a natural alpha interferon currently in Phase II clinical trials in Europe for hepatitis C. Hepatitis C is a serious and widespread liver disease estimated to afflict tens of millions of people worldwide. Both companies believe that PolyMASC's PEGylation technology should improve OMNIFERON-TM-'s efficacy while reducing the number of injections required for the treatment of hepatitis C patients. Since OMNIFERON-TM- is a naturally occurring alpha interferon, it is expected to have an improved side effect profile over recombinant products.

    Valentis is highly dependent upon its corporate collaborations. There can be no assurance that milestone payments contemplated by any of our corporate collaborations will be received, that the Lilly Agreement will be extended, or that any of these corporate collaborations will result in successfully commercialized products and the receipt by Valentis of related royalty revenues. Should we fail to receive research funds or should milestones set forth in any or all of the corporate collaborations not be achieved, or should the corporate collaborations be breached or terminated, our business, financial condition and results of operations could be materially adversely affected.

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

    Valentis will also need to enter into additional corporate collaborations, and there can be no assurance that we will be able to do so on favorable terms, or at all. Should any corporate partner fail to develop or commercialize successfully any product to which it has obtained rights from Valentis, our business, financial condition and results of operations may be materially adversely affected.

ACADEMIC LICENSES

    Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies and we intend to enter into additional licensing arrangements to expand our core technologies.

REGENTS OF THE UNIVERSITY OF CALIFORNIA ("THE REGENTS")

    Valentis has an exclusive license to certain patents and patent applications held by The Regents related to IN VIVO, non-viral delivery of genes using positively charged lipids, including delivery by various modes of administration and for use in the treatment of cystic fibrosis ("The Regents License").

    Under the terms of The Regents License, we paid a license fee to The Regents and are obligated to make payments upon the achievement of certain clinical milestones and royalty payments on sales of products, if any. We have certain diligence obligations regarding the process and timing of clinical activities and seeking FDA approval for the development, manufacture and sale of products based on the claims contained in such patent applications. The Regents may terminate the license or convert it to a nonexclusive license upon 60 days notice if Valentis fails to meet certain milestones. However, Valentis may extend the date by which such milestones must be completed up to three years upon payment of a specified fee for each year the date is extended. In addition, The Regents may also terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

VANDERBILT UNIVERSITY ("VANDERBILT")

    Valentis has an exclusive, worldwide license from Vanderbilt to certain gene delivery technologies and improvements developed by Dr. Kenneth Brigham ("First Vanderbilt License"). The license pertains to rights under certain patents and patent applications covering cationic lipid-mediated gene delivery used for gene therapeutic products and gene-based vaccines that are administered to patients systemically or by inhalation. Under the terms of the First Vanderbilt License, Valentis paid a license fee to Vanderbilt and is obligated to pay maintenance fees, to make payments upon the achievement of certain milestones and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license or convert it to a nonexclusive license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

    Valentis also has an exclusive license from Vanderbilt covering Vanderbilt's interest in the Del-1 gene and protein ("Second Vanderbilt License"). Valentis acquired the Second Vanderbilt License by assignment from Progenitor, Inc. as part of the purchase in April 1999 of the Del-1 rights held by Progenitor. Under the terms of the Second Vanderbilt License, Valentis is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

NATIONAL JEWISH MEDICAL RESEARCH CENTER ("NJMRC")

    In October 1997, Valentis obtained an exclusive license from the NJMRC for patent rights related to the non-viral delivery of a cytokine gene and a superantigen gene for the treatment of cancer (the "NJMRC License"). Under the terms of the NJMRC License, Valentis paid a license fee and is obligated to make payments upon the completion of certain clinical milestones and royalty payments on sales of products, if any. We have certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. NJMRC may terminate the license or convert it to a nonexclusive license if we fail to meet certain milestones. However, Valentis may extend the date by which such milestones must be completed up to 3 years upon payment of a specified fee for each year a date is extended. In addition, NJMRC may also terminate the license for a material violation or material failure to perform any covenant under the license.

UNIVERSITY OF PITTSBURGH MEDICAL CENTER ("UPMC")

    In March of 1998, Valentis entered into a licensing and collaboration agreement with the UPMC through which we obtained an exclusive license to certain patent rights in the field of viral and plasmid-based gene therapy for rheumatology (the "UPMC License and Collaboration Agreement"). Under the terms of the UPMC License and Collaboration Agreement Valentis issued 117,555 shares of common stock, in exchange for the exclusive license to these patent rights. The fair value of the common stock issued to UPMC was charged to expense because the technology was not complete at the time of acquisition. We are not obligated to pay additional royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but are required to share revenue with UPMC at a specified rate upon sublicense of rights in the field of viral gene therapy. Under the terms of the UPMC License and Collaboration Agreement, we are obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that Valentis fails to commit resources to the development of products in the field of rheumatology. In addition, the UPMC License and Collaboration Agreement established collaborations between Valentis and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration will be included in the exclusive license to Valentis described above at no additional cost to us. The value of the common stock issued in the transaction was $1.5 million, which was expensed to acquired in-process research and development in 1998 because the technology was not complete at the date of acquisition.

STANFORD UNIVERSITY ("STANFORD")

    Valentis has obtained an exclusive license to patent rights from Stanford relating to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases (the "Stanford License"). Under the terms of the Stanford License, Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Stanford License, we have certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. Stanford has the ability to terminate the license or convert it to a nonexclusive license if we fail to meet certain milestones. In addition, Stanford has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

BAYLOR COLLEGE OF MEDICINE ("BAYLOR")

    Valentis has three license agreements with Baylor pursuant to which Valentis has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation technology, including the GeneSwitch-TM- gene regulation system, as well as access to certain additional technologies ("Baylor Licenses"). We are required to pay Baylor a royalty based on amounts received by Valentis for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

ACADEMIC COLLABORATIONS

UNIVERSITY OF PITTSBURGH MEDICAL CENTER

    Valentis has established exclusive collaborations with researchers at the UPMC including Drs. Joseph Glorioso and Paul Robbins for the research and development of gene medicines in the field of rheumatology. In addition, Valentis has an exclusive license to patent rights held by UPMC in the field of viral-and plasmid-based therapy for rheumatology applications.

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

UNIVERSITY OF COLORADO, HEALTH SCIENCES

    Valentis is collaborating with Dr. Pat Walsh on a physician-sponsored Phase IIa clinical study in melanoma patients using Valentis' IL-2/Superantigen-B gene medicine.

NATIONAL JEWISH MEDICAL RESEARCH CENTER

    Valentis is collaborating with Dr. Steven Dow to develop anti-angiogenic gene medicines and cancer immunotherapeutics. Dr. Dow is conducting studies in dogs with osteosarcoma and other diseases.

STANFORD UNIVERSITY

    Valentis has established a consulting relationship with Dr. Thomas Quertermous, at Stanford University, in the field of angiogenesis.
Dr. Quertermous is the co-discoverer of the Del-1 gene, co-owned by Valentis, and will work with Valentis on the preclinical development of the Del-1 gene medicine.

BAYLOR COLLEGE OF MEDICINE--DRS. BERT O'MALLEY AND ROBERT SCHWARTZ

    Drs. Bert O'Malley and Robert Schwartz collaborated with Valentis on selected projects. Dr. O'Malley focused on improving the GeneSwitch-TM- gene regulation technology, and Dr. Schwartz collaborated with Valentis in the area of muscle expression systems and animal health.

UNIVERSITY OF MARYLAND--DR. BERT O'MALLEY, JR.

    Dr. O'Malley completed the U.S. Phase I clinical trial using the IL-2 gene medicine for the treatment of head and neck cancer and is collaborating on preclinical studies to evaluate combination therapies in terminal tumor models.

PATENTS AND PROPRIETARY TECHNOLOGY

    Patents and other proprietary rights are important to Valentis' business. Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of its business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis' competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue that the claims allowed will be sufficient to protect our technology.

    Valentis has numerous patents and patent applications worldwide covering its gene expression and delivery technology, and PEGylation technology as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technology. In addition to patents and patent applications filed and owned by Valentis, we have exclusive rights under our licenses with Roche Biosciences, The Regents, Vanderbilt, NJMRC, Stanford, Baylor, and UPMC to patents and patent applications worldwide.

    Valentis has licensed from Roche Biosciences rights under certain U.S. and foreign patents claiming the use of DOTMA for IN VIVO gene delivery. We have licensed from Vanderbilt and The Regents exclusive rights to patents and patent applications covering the use of cationic lipids for gene delivery by systemic administration or by inhalation. In a separate license with Vanderbilt, we have licensed rights to Vanderbilt's interest in the patents covering the Del-l gene and protein.

    Valentis has licensed from Baylor patent rights covering our GeneSwitch-TM-gene regulation technology, patent rights on the use of certain muscle-specific gene expression, and patent rights covering gene delivery to the joint. We have licensed from UPMC a portfolio of patent rights in the field of gene-based therapy for rheumatology, including viral and plasmid-based gene therapy. We have licensed from NJMRC patent rights related to the plasmid-based delivery of a cytokine gene and a superantigen gene for the treatment of cancer. We have licensed from Stanford patent rights to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases.

    A number of the biopharmaceuticals that Valentis and its corporate partners are investigating or may use in its products are or may become patented by others. As a result, Valentis or its corporate partners may be required to obtain licenses to gene sequences, proteins, viruses or other technology to which it currently has no proprietary rights in order to use or market such products. In addition, some of the products based on our delivery systems may require the use of multiple proprietary technologies. Consequently, Valentis or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to Valentis or be commercially prohibitive. In connection with our efforts to obtain rights to gene sequences, proteins, viruses or other proprietary technology, Valentis may find it necessary to convey rights to its technology to others. There can be no assurance that Valentis or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. If required licenses are not available to Valentis, we may not be able to develop or market certain products.

    The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Further, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of Valentis. While Valentis is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene-based therapeutics, there can be no assurance that any such patent applications or patents will not have a material adverse effect on products Valentis or its corporate partners are developing or may seek to develop in the future. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against Valentis with respect to its products or technology or other matters.

    Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to Valentis, to protect trade secrets or know-how owned or licensed by Valentis, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that Valentis is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that Valentis would prevail in any such litigation, or that Valentis would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against Valentis, with or without merit, as well as claims initiated by Valentis against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by Valentis, we may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to Valentis even if the outcome is favorable to us.

    Valentis also relies on proprietary information and trade secrets, including its proprietary database of preclinical IN VIVO experiments, to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to Valentis' trade secrets or disclose such technology to the public, or that we can maintain and protect unpatented proprietary technology. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with Valentis. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Valentis technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that Valentis' trade secrets will not otherwise become known or be discovered independently by its competitors.

MANUFACTURING AND COMMERCIALIZATION

    Valentis' focused commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of gene-based therapeutics and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing.

    Valentis intends that all of its large scale manufacturing of DNA plasmids will be conducted through the pAlliance with DSM and Qiagen (as discussed in Corporate Collaborations above). Through the pAlliance, we have demonstrated that we can manufacture DNA plasmid at commercial scales using conventional and proprietary fermentation and purification processes. In addition, we currently operate our own pilot manufacturing facility and have produced DNA plasmids at smaller scales. The facilitating agents of Valentis' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, we have obtained access to manufacturing of facilitating agents through arrangements with contract manufacturers. Preparation of the final formulations has been carried out at our pilot manufacturing facility and at contract manufacturers.

    Valentis itself does not currently operate manufacturing facilities for commercial production of its gene delivery systems. We have no experience in, and currently lack the resources and capability to, manufacture or market any of our products on a commercial scale. Accordingly, Valentis will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing of its products. Sustained large-scale commercial manufacturing of gene-based therapeutics has not been demonstrated by any third parties. There can be no assurance that our corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of gene-based therapeutics and PEGylated products.

    Under the terms of the Glaxo Wellcome Agreement, the Lilly Agreement and the Roche Agreement, Valentis' corporate partners have received exclusive rights to market and sell Valentis' gene-based therapeutics that are developed pursuant to these corporate collaborations. In addition Glaxo and Lilly have received exclusive rights for large-scale, clinical and commercial manufacturing of the gene-based therapeutics for use in the areas covered by these agreements. Under the Lilly Agreement, we are obligated to provide material used in preclinical testing and may supply material for clinical trials.

GOVERNMENT REGULATION

    The production and marketing of Valentis' products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration ("FDA"). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of its products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled FDA's regulation of most gene-based therapeutics to date. Gene-based therapy, however, is a relatively new technology and the regulatory requirements governing gene-based therapeutics are uncertain. We are not aware of any gene-based therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

    The necessary steps before a new biological product may be marketed in the United States include: (i) preclinical laboratory tests and IN VIVO preclinical studies; (ii) the submission to the FDA of an IND for clinical testing, which must become effective before clinical trials commence;
(iii) under certain circumstances, approval by a special advisory committee convened to review INDs involving gene-based therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a product license application and establishment license application ("PLA/ELA") and (vi) FDA approval of the PLA/ELA prior to any commercial sale or shipment of the biologic. The FDA has eliminated the requirement of a separate ELA for certain categories of biotechnology products, including, for example, therapeutic recombinant DNA-derived products. At this time, however, it is unclear whether these new regulations apply to gene-based therapeutics. Furthermore, the FDA has announced its intention ultimately to review all new biologic products under a single biologics license application. However, it is impossible to predict when this procedure will be adopted.

    Manufacturing facilities in the United States are subject to periodic inspection by the FDA and state authorities, and must comply with GMP ("Good Manufacturing Practice"). Manufacturers of biologics also must comply with FDA general biological product standards and also may be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against Valentis or its corporate partners.

    Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects or patients, the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to
(i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and
(iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis' or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

    The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of a PLA/ELA for approval of the manufacture, marketing and commercial shipment of the biological product. The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the PLA/ELA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for PLA/ELA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

    For clinical investigation and marketing outside the United States, Valentis and its corporate partners may be subject to FDA as well as regulatory requirements of other countries. The FDA regulates the export of biological products, whether for clinical investigation or commercial sale. In Europe, the approval process for the commencement of clinical trials varies from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

    Valentis' research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, Valentis could be held liable for any damages that result and any such liability could exceed the resources of the Company. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that any the operations, business or assets of Valentis will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    Gene delivery, gene-based therapies and PEGylation are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in our products or technologies becoming obsolete before we recover a significant portion of its related research, development and capital expenditures. We are aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene-based therapy and PEGylation, or have commenced clinical trials of gene-based therapeutics and PEGylation. Many of these companies are addressing diseases that have been targeted by Valentis or our corporate partners. Valentis also may experience competition from companies that have acquired or may acquire gene-based technology or PEGylation technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery, gene-based therapeutics or PEGylation that may materially and adversely affect us. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology, including intellectual property related to gene delivery systems or PEGylation. Corporate partners may also elect to internally develop gene-based therapeutics that compete with our products. Lastly, many other companies are developing non-gene-based therapies or non-PEGylation technologies to treat these same diseases.

    Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than Valentis. There can be no assurance that research and development by others will not render our gene delivery systems, our PEGylation products, or the products developed by corporate partners using our gene delivery systems, or PEGylation obsolete or non-competitive, or that any product we or our corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that our competitors will not develop safer, more effective or less costly gene delivery systems, gene-based therapeutics, PEGylated products, non-gene based therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis, any of which could have a material adverse effect on our business, financial condition or results of operations.

PRODUCT LIABILITY INSURANCE

    The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. Valentis currently has only limited product liability insurance, and there can be no assurance that we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products by Valentis. A product liability claim brought against us in excess of our insurance coverage, if any, or a product withdrawal, could have a material adverse effect upon our business, financial condition and results of operations.

EMPLOYEES

    As of August 31, 2000, Valentis employed 113 individuals full-time, including 33 who hold doctoral degrees. Of our total work force, 84 employees are engaged in or directly support research and development activities, and 29 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

RISK FACTORS

DEVELOPMENT OF OUR PRODUCTS WILL TAKE SEVERAL MORE YEARS AND OUR PRODUCTS WILL REQUIRE APPROVAL BEFORE THEY CAN BE SOLD

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

    If we cannot satisfy existing clinical and regulatory approval requirements, we, or our partners, may not be able to market our products. We may not obtain regulatory approval for the commercial sale of any of our products, or be able to demonstrate that a potential product is safe and effective for its intended use. We cannot be certain that we, or our corporate partners, will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them.

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

WE HAVE A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE

    We may never generate profits, and if we do become profitable, we may be unable to sustain or increase profitability on a quarterly or annual basis. As a result, the trading price of our stock could decline.

    Since our inception, we have engaged in research and development activities. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. As of June 30, 2000, we have incurred losses totaling $120.9 million. The process of developing our products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

    - issuance of debt; or

    - sales of common or preferred stock.

    Our future capital requirements will depend on many factors, including:

    - scientific progress in our research and development programs;

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

THERE IS INTENSE COMPETITION IN THE BIOPHARMACEUTICALS MARKET

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

    Valentis is aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics or are incorporating PEGylated technologies into new pharmaceuticals. Many of these companies are addressing diseases that have been targeted by our corporate partners and us. We are also aware that some of our corporate partners are developing gene-based and PEGylated therapeutics with one or more of our competitors. We also face competition from companies developing cell-based therapies and from companies using more traditional approaches to treating human diseases. Most of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

    - research and development;

    - clinical trials;

    - obtaining Food and Drug Administration and other regulatory approvals; and

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

WE MUST OBTAIN RIGHTS TO PROPRIETARY GENES, PROTEINS OR OTHER TECHNOLOGIES

    Alone, and with our corporate partners, we are investigating the use of gene sequences and proteins in our products. A number of these gene sequences and proteins have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. In addition, some of the products based on our gene or PEGylation delivery systems will require the use of multiple proprietary technologies. We may not be able to obtain a license to those technologies at reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us and could make the costs of our products too expensive to introduce.

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

WE MUST OBTAIN FOREIGN REGULATORY APPROVALS TO MAKE AND SELL PRODUCTS IN FOREIGN
  COUNTRIES

    We cannot be certain that we will obtain regulatory approvals in other countries. In order to market our products outside the U.S., alone and with our corporate partners, we must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries might differ from that required obtaining FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

OUR PRODUCTS MUST BE ACCEPTED BY PHYSICIANS AND INSURERS

    Concerns have arisen regarding the potential safety and efficacy of gene-based therapeutics using viral delivery systems. While our gene delivery systems do not contain viruses, these concerns could negatively affect physicians' and health care payers' evaluations of our products. Physicians and health care payers could conclude that our products or technologies are not safe and effective. Our success is dependent on commercial acceptance of our products. We believe that recommendations by physicians and health care payers will be essential for commercial acceptance of our products. If products developed by us and our corporate partners are not commercially accepted by patients, physicians or third-party payers, sales would be adversely affected.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY IMPACT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR POTENTIAL PRODUCTS

    The death of a patient undergoing a physician-sponsored viral-based gene therapy trial has been widely publicized. This death and other adverse events in the field of gene therapy that may occur in the future could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products. For example, as a result of this death, the Recombinant DNA Advisory Committee of the National Institutes of Health may become more active in reviewing the clinical trials or proposed clinical trials of all companies involved in gene therapy. It is uncertain what effect this increased scrutiny will have on our product development efforts or clinical trials.

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

THE SUCCESS OF OUR POTENTIAL PRODUCTS IN ANIMAL MODELS DOES NOT GUARANTEE THAT THESE RESULTS WILL BE REPLICATED IN HUMANS

    Even though our product candidates have shown successful results in animal models, animals are different than humans and these results may not be replicated in our clinical trials with humans. In addition, human clinical results could be different from our expectations following our preclinical studies with large animals. Consequently, there is no assurance that the results in our animal models are predictive of the results that we will see in our clinical trials with humans.

WE HAVE LIMITED EXPERIENCE IN CONDUCTING CLINICAL TRIALS, WHICH MAY CAUSE DELAYS IN RECEIVING REGULATORY APPROVAL OF OUR POTENTIAL PRODUCTS

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

THE RESULTS OF OUR EARLY CLINICAL TRIALS ARE BASED ON A SMALL NUMBER OF PATIENTS OVER A SHORT PERIOD OF TIME AND OUR SUCCESS MAY NOT BE INDICATIVE OF RESULTS IN A LARGE NUMBER OF PATIENTS OR LONG TERM EFFICACY

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

WE MUST DEMONSTRATE LARGE-SCALE MANUFACTURING CAPABILITIES

    Our limited manufacturing experience may compromise our ability to successfully introduce our potential products.

    Although we entered into the pAlliance, a strategic collaboration with DSM Biologics and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a large-scale commercial basis. The collaboration has the potential to create the first manufacturing facilities that can produce high-quality, ultra-pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. We will depend on DSM for commercial-scale manufacturing of our products. DSM may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene medicine products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

DELAWARE LAW AND OUR CHARTER COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT

    We are incorporated in the State of Delaware. Provisions of Delaware law applicable to our company could delay a merger, tender offer or proxy contest or make such a transaction more difficult. State laws prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. In addition, our Board of Directors may issue shares of preferred stock without Valentis stockholder approval. The rights of our common stockholders may be decreased by the rights of any future preferred stockholders. In addition, our charter provides for:

    - a classified board of directors;

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

THERE ARE RISKS ASSOCIATED WITH ACQUIRING OTHER COMPANIES

    Part of Valentis' strategy is to grow through mergers and acquisitions of products, companies and businesses, and we intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to existing stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. In addition, mergers and acquisitions involve numerous other risks, including:

    - difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

    - diversion of management's attention from other business concerns; and

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

THE STOCK MARKET IS VOLATILE AND OUR STOCK PRICE COULD DECLINE

    Market fluctuations or volatility could cause the market price of our common stock to decline. In recent years the stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performances of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. These fluctuations could cause the market price of our common stock to decline.

ITEM 2. PROPERTIES

    Valentis leases approximately 45,300 square feet in Burlingame, California (the "Burlingame Facility"), a 38,000 square-foot building in The Woodlands, Texas (the "Woodlands Facility"), and 5,020 square feet of lab and office space in London, England (the "PolyMASC Facility"), all of which are occupied. The facilities have been built to Valentis' specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials. The term of the lease for 34,700 square feet in use at the Burlingame Facility expires in 2004, at which time we have the option to renew the lease for an additional period of five years. Approximately 10,600 square feet of the Burlingame Facility has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time we have the option to renew the lease for an additional period of five years. The initial term of the lease for the Woodlands Facility, which began in January 1995, is 10 years, after which time Valentis may renew the lease for an additional period of five years. We also have an option to expand this facility by up to an additional 62,000 square feet during the first six years of the initial term of the lease. PolyMASC leases three properties totaling approximately 5,020 square feet in London, England. The initial terms of the leases for these facilities, which began between 1995 and 1998, is from three to five years. There are no rights to renew but initial renewal discussions have been favorable. Valentis believes that its facilities are adequate to meet our needs for the foreseeable future. Should we need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    Valentis is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Megabios' common stock began trading on the Nasdaq National Market as Megabios Corp. under the symbol "MBIO" on September 15, 1997. Prior to that date, there was no public market for our common stock. In April 1999 Megabios was renamed Valentis and its stock trading symbol was changed to "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

                                                                HIGH       LOW
                                                              --------   --------
1998
First Quarter...............................................   $14.00     $8.88
Second Quarter..............................................     8.88      6.38
Third Quarter...............................................     8.00      4.25
Fourth Quarter..............................................     6.94      4.00

1999
First Quarter...............................................     6.75      4.06
Second Quarter..............................................     5.56      3.38
Third Quarter...............................................     7.00      3.66
Fourth Quarter..............................................    10.00      3.38

2000
First Quarter...............................................    20.13      8.56
Second Quarter..............................................    12.31      6.25
Third Quarter (through September 20, 2000)..................    11.50      7.00

    On September 20, 2000 the last sale price reported on the Nasdaq National Market for Valentis' common stock was $8.44 per share. At that date, there were approximately 635 stockholders of record of our common stock.

    On March 18, 1999, Megabios Corp. completed its merger with
GeneMedicine, Inc. On April 29, 1999, the combined company was renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the Company's common stock. This resulted in the issuance of approximately
9.1 million additional shares of the Company's common stock, valued at $38.7 million.

    On August 27, 1999, Valentis completed its merger with PolyMASC Pharmaceuticals plc. Under the terms of the merger agreement, each outstanding share of PolyMASC common stock was converted into 0.209 of a share of Valentis' common stock. This resulted in the issuance of approximately 4.4 million additional shares of Valentis' common stock, valued at $20.1 million.

    On April 14, 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share to European and U.S. biotech investors, resulting in net proceeds to Valentis of approximately
$18.8 million. The securities sold in this private placement were sold in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

    Valentis has never paid any cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this report.

                                                                YEAR ENDED JUNE 30,
                                                ----------------------------------------------------
                                                2000(1)    1999(2)      1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Collaborative research and development
  revenue.....................................  $  5,251   $  3,430   $ 8,083    $ 5,793    $ 1,890
Research and development grant revenue........       338        699        --         --         --
                                                --------   --------   -------    -------    -------
  Total revenue...............................     5,589      4,129     8,083      5,793      1,890
Operating expenses:
  Research and development....................    27,332     17,806    13,611      8,598      6,487
  General and administrative..................     7,322      5,063     3,561      2,417      2,169
  Acquired in-process research and
    development...............................    14,347     26,770     1,500         --         --
  Amortization of goodwill and other acquired
    intangible assets.........................     5,016        819        --         --         --
                                                --------   --------   -------    -------    -------
    Total operating expenses..................    54,017     50,458    18,672     11,015      8,656
                                                --------   --------   -------    -------    -------
Loss from operations..........................   (48,428)   (46,329)  (10,589)    (5,222)    (6,766)
Interest and other income (expense), net......       773      1,649     2,211        275       (135)
                                                --------   --------   -------    -------    -------
Net loss......................................  $(47,655)  $(44,680)  $(8,378)   $(4,947)   $(6,901)
                                                ========   ========   =======    =======    =======
Basic and diluted net loss per share..........  $  (1.80)  $  (2.90)  $ (0.83)   $ (4.40)   $ (9.86)
                                                ========   ========   =======    =======    =======
Shares used in computing basic and diluted net
  loss per share..............................    26,452     15,430    10,088      1,126        700
                                                ========   ========   =======    =======    =======

------------------------

(1) Reflects the results of PolyMASC Pharmaceuticals plc from August 27, 1999, the date of acquisition.

(2) Reflects the results of GeneMedicine, Inc. from March 18, 1999, the date of acquisition.

                                                                       JUNE 30,
                                                 ----------------------------------------------------
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments..................................  $ 33,120   $24,307    $22,966    $24,269    $ 5,253
Working capital................................    21,991    15,461     20,966     21,629      3,568
Total assets...................................    60,308    64,427     55,901     29,978      9,956
Long-term debt.................................     2,697     5,459      2,464      1,487      1,894
Accumulated deficit............................  (120,921)  (73,266)   (28,586)   (20,208)   (15,261)
Total stockholders' equity.....................    44,404    45,930     50,282     25,223      6,086

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. VALENTIS' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS SECTION AS WELL AS UNDER "ITEM 1. BUSINESS" INCLUDING "RISK FACTORS".

OVERVIEW

    Valentis, Inc. is a leader in the field of biopharmaceutical delivery. We develop multiple proprietary gene delivery and gene expression systems and PEGylation technologies and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of currently marketed biopharmaceuticals. Valentis has what it believes to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals, including genes, proteins, peptides, peptidomimetics, antibodies and replicating and non-replicating viruses. This portfolio of delivery technologies potentially allows us to develop new products, create improved versions of currently marketed products and solve safety, efficacy and dosing compliance issues with products in development. We focus on research, preclinical development and early-stage clinical development of products in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology. Our commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

    - Roche Holdings Ltd. for cancer immunotherapeutics based on the IL-2 and IL-12, and IFN-a genes;

    - Eli Lilly & Co. to develop treatments for breast and ovarian cancer using the BRCA-1 gene;

    - Glaxo Wellcome plc to develop a treatment for cystic fibrosis using the CFTR gene;

    - Boehringer Ingelheim International GmbH, for the treatment of rheumatoid arthritis with gene medicines;

    - Invitrogen Corporation to sell Valentis' proprietary GeneSwitch-TM- gene regulation system to the research market;

    - Heska Corporation for a gene-based immunotherapeutic for cancer and allergies in companion animals;

    - Eurogene Ltd. for cardiovascular diseases using gene medicines and Eurogene's collar delivery system;

    - DSM Biologics and QIAGEN, N.V. for plasmid manufacturing;

    - Onyx Pharmaceuticals, Inc. for a PEGylated virus-based cancer therapeutic, ONYX-015;

    - Bayer Corporation, Inc. for a PEGylated Factor VIII;

    - Flemington Pharmaceutical Corp. for a PEGylated oral insulin;

    - Transkaryotic Therapies for the development of PEGylated protein pharmaceuticals; and

    - Viragen, Inc. for the development of a PEGylated interferon-alpha (IFN-a) for treatment of hepatitis C.

    Valentis has positioned itself to be the near-term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and gene medicines. We are developing delivery systems that are designed to improve the safety, efficacy and dosing characteristics of these biopharmaceuticals to make them safer, more effective and more convenient for patients. We develop delivery systems for biopharmaceuticals based on two broad technology platforms: gene medicines and PEGylation technologies.

    On March 18, 1999, Megabios Corp. completed its merger with
GeneMedicine, Inc. ("GeneMedicine"), and on April 29, 1999, the combined company was renamed Valentis, Inc. Each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the common stock of Valentis. The merger resulted in the issuance of approximately 9.1 million shares of Valentis' common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to outstanding GeneMedicine stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

    The merger transaction was accounted for as a purchase. A charge of $25.9 million for in-process research and development acquired from GeneMedicine was included in Valentis' Consolidated Statements of Operations (see detailed discussion of "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired are being amortized over their estimated useful lives of 3 years.

    On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). Under the terms of the acquisition agreement, each outstanding ordinary share of PolyMASC was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.4 million Valentis shares valued at about
$20.1 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The purchase price also included approximately $837,000 of transaction costs, for an aggregate purchase price of $20.9 million. Dr. Gillian E. Francis, Chief Executive Officer of PolyMASC, has joined the Board of Directors of Valentis and is serving as Managing Director of PolyMASC. We are managing PolyMASC as a wholly owned subsidiary of Valentis.

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

    The acquisition was accounted for as a purchase. A write-off of $14.3 million for in-process research and development acquired from PolyMASC was included in Valentis' Consolidated Statements of Operations (see detailed discussion under "Acquisition of PolyMASC Research and Development Programs" below). The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $7.1 million and will be amortized over their estimated useful lives of three years.

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

    We have centers in three locations: The Woodlands, Texas, which houses personnel focused on preclinical research and development; London, England, where PolyMASC Pharmaceuticals plc operates as a wholly owned subsidiary and focuses on polymer-based delivery; and Burlingame, California, which is the Company's headquarters as well as the center for manufacturing and clinical development. We expect an increase in both research and administrative expenditures in future periods.

    To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and no revenue has been generated from product sales. Under the terms of its corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs. We expect that future revenue will be derived in the short-term from research and development agreements and milestone payments and in the long-term from royalties on product sales.

    We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2000, Valentis' accumulated deficit was approximately $120.9 million.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998

REVENUE

    Valentis' revenue was approximately $5.6 million for the year ended June 30, 2000 compared to $4.1 million and $8.1 million in 1999 and 1998, respectively.

    The 2000, 1999 and 1998 revenue contributions attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grant revenues are (in thousands):

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Collaborative research and development revenue:
  Roche Holdings, Ltd.......................................   $3,778     $1,000     $   --
  Boehringer Ingelheim......................................      533         --         --
  Eli Lilly.................................................      494      2,180      4,000
  DSM Biologics.............................................       --        250         --
  Pfizer....................................................       --         --      4,000
  Other.....................................................      446         --         83
                                                               ------     ------     ------
                                                                5,251      3,430      8,083
Grant Revenue...............................................      338        699         --
                                                               ------     ------     ------
Total Revenue...............................................   $5,589     $4,129     $8,083
                                                               ======     ======     ======

    Changes in revenue for the years ended June 30, 2000 and 1999 compared to the previous year are explained below:

    - Revenue from Roche increased for the year ended June 30, 2000 because the agreement was acquired through the merger with GeneMedicine in March 1999. The increase was attributable to a full year of revenue recognition for the year ended June 30, 2000 compared to one quarter of recognition for the prior period.

    - Revenue from Boehringer Ingelheim was recognized under a new 15-month collaboration signed in September 1999.

    - Revenue and preclinical work under the Lilly agreement was completed during 2000. 1999 revenue decreased because of the completion of substantially all of Valentis' research obligations under the agreement.

    - Revenue from DSM in 1999 was comprised of a $250,000 milestone payment. No milestone revenue or profit sharing has been recognized from products sold through the pAlliance.

    - Other revenue in 2000 resulted primarily from the revenue generated by PolyMASC, acquired by Valentis in August 1999.

    - Grant revenue decreased due to the completion of SBIR grants in 1999.

    - In December 1997, Pfizer discontinued its research and development program with Valentis. Pfizer continued to fund the program through May 1998.

    Revenue derived from corporate collaborations and grants may increase in the future if we are successful in establishing new collaborations, and are awarded additional SBIR grants.

    Included in deferred revenue at June 30, 2000, is $5.0 million related to Roche and $300,000 related to Boehringer Ingelheim. An additional $1.2 million is expected to be earned under the Roche agreement through February 2001. The remainder of the deferred revenue will be earned either upon the achievement of certain milestones or under certain circumstances, through the performance of additional contract research.

    If Valentis continues to meet the milestones for the development of gene medicines under the Roche Agreement, we may be entitled to payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

EXPENSES

    Research and development expenses increased to $27.3 million for the year ended June 30, 2000 from $17.8 million in 1999 and $13.6 million in 1998. The increases were primarily attributable to the additions of staff, facilities and projects resulting from the merger with GeneMedicine in March 1999 and PolyMASC in August 1999, as well as increased costs associated with additional 2000 expenses for clinical trial expenditures. Valentis expects research and development expenses to continue to increase as additional product candidates progress into and through clinical trials.

    General and administrative expenses increased to $7.3 million for the year ended June 30, 2000 from $5.1 million in 1999 and $3.6 million in 1998. The increase in 2000 compared to 1999 was primarily due to additions of staff and facilities as a result of the acquisition of PolyMASC. The increase in 1999 compared to 1998 was primarily due to the additions of staff and facilities from the merger with GeneMedicine and the costs of producing our first annual report to stockholders. We expect general and administrative expenses to continue to increase due to increased business development activities and to support expanded research and development activities.

    In 2000, Valentis recorded $14.3 million of acquired in-process research and development as part of the acquisition of PolyMASC. In 1999, $26.8 million of acquired in-process research and development was recorded as part of the merger with GeneMedicine and the acquisition of rights to the Del-1 gene. Details of the mergers and acquisitions are described below.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net was $773,000 in 2000, $1.6 million in 1999 and $2.2 million in 1998. The decrease in interest and other income (expense), net in 2000 compared to 1999 resulted primarily from a reduction in the income derived from lower outstanding investment balances and by an increase in property, use and state taxes. The decrease in interest and other income (expense), net in 1999 compared to 1998 resulted primarily from increased interest expenses on higher outstanding balances on our equipment financing lines of credit.

ACQUISITION OF POLYMASC RESEARCH AND DEVELOPMENT PROGRAMS

    PEGylation is the primary PolyMASC research and development program that Valentis acquired in August 1999. Valentis' management is responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of biologics delivery research and development. In the valuation model, it was assumed that for product candidates based on PolyMASC's technology, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and we are able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties and no product utilizing the technology has been successfully developed to date. The PEGylation technology that we acquired was valued at $14.3 million. PolyMASC currently has corporate collaborations with Onyx Pharmaceuticals, Transkaryotic Technologies, Bayer Pharmaceuticals, Flemington and Viragen under which it is developing product candidates using its PEGylation technology.

    Before a product can be successfully marketed, our corporate partners must fund the completion of preclinical studies, clinical studies and, if successfully completed, the market introduction of the new PEGylated therapies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. We currently estimate that clinical development activities will not be completed and revenues will not begin to accrue to the Company for the next several years. Management estimates that the remaining research and development efforts, offset by estimated revenue generated from potential corporate collaborators, will total more than $8 million over the next several years. This amount could vary significantly depending on the success of preclinical development efforts, clinical trial results, our success in attracting and retaining corporate collaborators and the ability of our collaborators to successfully manufacture and market any resulting products.

ACQUISITION OF GENEMEDICINE RESEARCH AND DEVELOPMENT PROGRAMS

    There were seven primary GeneMedicine research and development programs that the Company acquired in March 1999. Prior to the merger of GeneMedicine with Megabios in March 1999, over the previous five years, GeneMedicine, Inc. incurred approximately $50 million of research and development expenses in the development of these research and development programs. Costs to complete these projects could aggregate to approximately $50 million over the next four to six years. At the date of the acquisition, Valentis recorded a charge of $25.9 million for acquired in process research and development.

    The nature of the efforts required for developing the acquired in-process research and development into technologically feasible and commercially viable products principally relates to the successful performance of additional preclinical studies and clinical trials. Though the Company expects that some of the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of these products will be achieved. While the expectations and promise of gene therapy are great, clinical efficacy has not yet been demonstrated. Pharmaceutical and biotechnology companies are pursuing many approaches to gene therapy, but there are currently no marketed gene therapy products and none are expected for the next several years.

    In determining its research and development priorities, we decided to delay additional work on three of the programs acquired in the merger with GeneMedicine. Work on any of the growth factor gene medicines (IGF-1), pulmonary gene medicines (AAT GM) and the vaccine programs (APC) is not expected to be pursued unless or until a corporate partner is identified to provide funding for further development.

    As a result of the mergers with GeneMedicine and PolyMASC, Valentis' focus became one of transforming its technologies into products. At June 30, 2000, Valentis had six Phase II clinical trials in progress for four different oncology and cardiovascular gene medicines. Additional three gene medicine product candidates are scheduled to begin clinical trials in the next year. If these trials and Phase III clinical studies for our gene medicines are successfully completed and our corporate collaborators subsequently market the products, Valentis will be entitled to receive royalties on the resulting product sales.

OTHER ACQUIRED TECHNOLOGY

    In April 1999, Valentis acquired rights and intellectual property related to the Del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The acquisition of Del-1 strengthens our product development in the area of cardiovascular disease. We expensed the cost paid to Progenitor for Del-1 of $900,000 as acquired in-process research and development as the technology was not complete at the date of acquisition.

    In March of 1998 Valentis entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which we obtained an exclusive license to certain patent rights held by UPMC in the field of viral and non-viral gene-based therapy for rheumatology. Under the terms of the license and collaboration agreement Valentis issued 117,555 shares of common stock in payment for the exclusive license to these patent rights. The value of the common stock issued in the transaction was $1.5 million, which was expensed as acquired in-process research and development during the period. Valentis expensed the value of this common stock, as the technology was not complete at the date of acquisition. Under the terms of the license agreement, we are not obligated to make royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but are required to share revenue with UPMC at a specified rate upon the sub-license of rights in the field of viral gene therapy. Valentis is obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that we fail to commit resources to the development of products in the field of rheumatology. In addition, the license and collaboration agreement with UPMC established exclusive collaborations between Valentis and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration is included in the exclusive license to Valentis described above at no additional cost to us.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2000, Valentis had $37.7 million in cash, cash equivalents and investments compared to $39.1 million at June 30, 1999 and $48.4 million at June 30, 1998. Net cash used in our operations was $22.9 million in 2000, $20.0 million in 1999 and $5.6 million in 1998. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. Our capital expenditures were $895,000 in 2000, $5.5 million in 1999 and $2.7 million in 1998. Capital expenditures in 1999 and 1998 primarily reflect expenditures for the construction of Valentis' pilot manufacturing facility at its Burlingame location. Valentis expects its capital expenditures in the future to at similar levels to those expended in 2000.

    On April 14, 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share, resulting in net proceeds of approximately $18.8 million. In September 1997, Valentis completed its initial public offering of 2,875,000 shares of common stock at $12.00 per share, resulting in net proceeds of approximately $31.4 million.

    In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of June 30, 2000, the outstanding balance under this financing agreement was $313,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In May 1996, Valentis entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of June 30, 2000, the outstanding balance under this financing agreement was $944,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998 in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At June 30, 2000, the outstanding balance was $4.5 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investments balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

    Valentis anticipates that its cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through December 2001. However, we may require additional funding prior to such time. Valentis' future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control. We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements. We expect that additional equity or debt financing may be required to fund its operations. Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

    If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. Insufficient funds may require us to delay, scale back or eliminate some or all of its research or development programs or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect Valentis' business, financial condition and results of operations.

ITEM 7A. FINANCIAL MARKET RISK

    Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

                                                                2000       2001      TOTAL
                                                              --------   --------   --------
Cash equivalents
  Fixed rate................................................  $17,347     $   --    $17,347
  Average rate..............................................     6.57%        --       6.57%
Short-term investments
  Fixed rate................................................  $14,661         --    $14,661
  Average rate..............................................     5.39%        --       5.39%
Long-term investments
  Fixed rate................................................       --     $4,552    $ 4,552
  Average rate..............................................       --       7.31%      7.31%
                                                              -------     ------    -------
Total investment securities.................................  $32,008     $4,552    $36,560
Average rate................................................     6.03%      7.31%      6.19%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Valentis' Financial Statements and notes thereto appear on pages 53 to 75 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning our directors and executive officers is incorporated by reference from Valentis' Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ("the Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference from Valentis' Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference from Valentis' Definitive Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from Valentis' Definitive Proxy Statement under the caption "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)  INDEX TO FINANCIAL STATEMENTS

       The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 53 of this Report.

                                                              PAGE NO.
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........      53
Consolidated Balance Sheets.................................      54
Consolidated Statements of Operations.......................      55
Consolidated Statement of Stockholders' Equity..............      56
Consolidated Statements of Cash Flows.......................      57
Notes to Consolidated Financial Statements..................   58-75

(A)(2) No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(A)(3)  EXHIBITS

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER                      DESCRIPTION OF DOCUMENT
---------------------   --------                     -----------------------
(1)                       3.1      Amended and Restated Certificate of Incorporation of the
                                     Registrant
(1)                       3.2      Bylaws of the Registrant
                          4.1      Reference is made to Exhibits 3.1 and 3.2
(1)                       4.2      Specimen stock certificate
(1)                       4.3      Amended and Restated Investor Rights Agreement, dated as of
                                     May 23, 1997 among the Registrant and the investors named
                                     therein
(1)                       4.4      Preferred Stock Warrant issued to Imperial Bank, dated June
                                     1, 1995

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER                      DESCRIPTION OF DOCUMENT
---------------------   --------                     -----------------------
(1)                       4.5      Series C Preferred Stock Warrant issued to Phoenix Leasing
                                     Incorporated, dated April 30, 1996
(1)                       4.6      Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996
(1)                      10.1      1997 Equity Incentive Plan
(1)                      10.2      Form of Incentive Stock Option Grant
(1)                      10.3      Form of Non-Incentive Stock Option
(1)                      10.4      1997 Employee Stock Purchase Plan
(1)                      10.5      Form of Indemnification Agreement entered into between the
                                     Registrant and its directors and executive officers
(1)                      10.6      Letter Agreement between the Registrant and Benjamin F.
                                     McGraw, III, Pharm.D.
(1)                      10.7      Letter Agreement between the Registrant and Rodney Pearlman,
                                     Ph.D.
(3)                      10.8      Letter Agreement between the Registrant and Bennet Weintraub
(3)                      10.9      Letter Agreement between the Registrant and John Warner,
                                     Ph.D.
(1)                      10.10     Lease Agreement between the Registrant and Provident Life
                                     and Accident Insurance Company ("Provident"), dated
                                     December 21, 1993
(1)                      10.11     First Amendment to Lease Agreement between the Registrant
                                     and SFO Associates LLC (successor in interest to
                                     Provident)
(1)                      10.12     Lease Agreement between the Registrant and SFO Associates
                                     LLC, dated March 18, 1997
(1)                      10.13     Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995
(1)                      10.14     Lease Agreement between the Registrant and LMSI, dated
                                     May 13, 1994, as amended as of May 13, 1994
(1)                      10.15     Senior Loan and Security Agreement between the Registrant
                                     and Phoenix Leasing Incorporated, dated as of April 22,
                                     1996
(1)*                     10.16     Research and License Agreement between the Registrant and
                                     Glaxo Wellcome Group Limited, dated April 11, 1994, as
                                     amended as of May 31, 1996
(1)*                     10.17     Exclusive License Agreement between the Registrant and
                                     Regents of the University of California, dated May 9,
                                     1996, as amended May 15, 1997
(1)*                     10.18     Collaborative Research Agreement between the Registrant and
                                     Pfizer Inc., dated May 31, 1996
(1)*                     10.19     License and Royalty Agreement between Registrant and Pfizer
                                     Inc., dated June 1, 1996
(1)*                     10.20     Research and License Agreement between the Registrant and
                                     Eli Lilly and Company, effective May 23, 1997
(3)                      10.21     Promissory Note for $8,000,000 from Megabios Corp. to
                                     Imperial Bank, dated May 13, 1998
(2)+                     10.22     First Amendment and Restatement of License Agreement between
                                     Registrant and Baylor College of Medicine dated March 7,
                                     1994
(2)+                     10.23     First Amendment and Restatement of License Agreement--Woo
                                     between Registrant and Baylor College of Medicine date
                                     March 7, 1994
(2)+                     10.24     First Amendment and Restatement of License
                                     Agreement--GeneSwitch-TM- between Registrant and Baylor
                                     College of Medicine dated March 7, 1994
(2)+                     10.25     Limited Exclusive License Agreement between Registrant and the Regents of the University of California dated
                                     October 26, 1993, as amended January 21, 1994
(2)+                     10.26     License Agreement between Registrant and British Technology
                                     Group Limited dated November 8, 1993
(2)+                     10.27     Patent License Agreement between Registrant and the
                                     University of Texas System dated October 15, 1993

       EXHIBIT          EXHIBIT
      FOOTNOTE           NUMBER                      DESCRIPTION OF DOCUMENT
---------------------   --------                     -----------------------
(2)**                    10.28     Employment and Stock Purchase Agreement between Registrant and Eric Tomlinson dated July 31, 1992 as amended
                                     June 11, 1998
(4)                      10.29     Change of Control Severance Plan
(2)                      10.30     Lease Agreement between Registrant and The Woodlands
                                     Corporation dated October 29, 1993
(2)+                     10.31     Collaborative Alliance Agreement between Registrant and
                                     Syntex (U.S.A.) Inc. dated April 8, 1994
(2)+                     10.32     License Agreement between Registrant and Syntex (U.S.A.)
                                     Inc. dated April 8, 1994
++                       10.33     Alliance Agreement between Registrant and Corange
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

(B)  REPORTS ON FORM 8-K.

    On April 14, 2000, Valentis filed a current report on the Form 8-K announcing a private placement of 1,915,000 shares of its common stock, par value $.001 per share, to certain accredited investors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 26, 2000                              VALENTIS, INC.

                                                       By:          /s/ BENJAMIN F. MCGRAW III
                                                            -----------------------------------------
                                                                      Benjamin F. McGraw III
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin F. McGraw III and Bennet Weintraub, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

    pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
                                               Chairman of the Board of
         /s/ BENJAMIN F. MCGRAW III              Directors, President and Chief
    ------------------------------------         Executive Officer (Principal      September 26, 2000
          (Benjamin F. McGraw III)               Executive Officer)

            /s/ BENNET WEINTRAUB               Vice President Finance and Chief
    ------------------------------------         Financial Officer (Principal      September 26, 2000
             (Bennet Weintraub)                  Accounting Officer)

             /s/ STANLEY CROOKE
    ------------------------------------       Director                            September 26, 2000
              (Stanley Crooke)

           /s/ PATRICK G. ENRIGHT
    ------------------------------------       Director                            September 26, 2000
            (Patrick G. Enright)

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
           /s/ GILLIAN E. FRANCIS
    ------------------------------------       Director                            September 26, 2000
            (Gillian E. Francis)

            /s/ RAJU KUCHERLAPATI
    ------------------------------------       Director                            September 26, 2000
             (Raju Kucherlapati)

               /s/ MARK MCDADE
    ------------------------------------       Director                            September 26, 2000
                (Mark McDade)

              /s/ BERT O'MALLEY
    ------------------------------------       Director                            September 26, 2000
               (Bert O'Malley)

            /s/ ARTHUR M. PAPPAS
    ------------------------------------       Director                            September 26, 2000
             (Arthur M. Pappas)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Valentis, Inc.

    We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
August 18, 2000

                                 VALENTIS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 18,459   $  4,785
Short-term investments......................................    14,661     19,522
Note receivable from PolyMASC Pharmaceuticals plc...........        --      1,000
Other receivables...........................................     1,346      1,800
Prepaid expenses and other current assets...................       732      1,392
                                                              --------   --------
    Total current assets....................................    35,198     28,499
Property and equipment, net.................................     9,328     11,897
Long-term investments.......................................     4,552     14,830
Goodwill and other assets...................................    11,230      9,201
                                                              --------   --------
    Total assets............................................  $ 60,308   $ 64,427
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $    739   $    854
Accrued compensation........................................     1,283        872
Accrued construction-in-progress............................        --        353
Other accrued liabilities...................................     2,843      2,921
Deferred revenue............................................     5,267      4,914
Current portion of long-term debt...........................     3,075      3,124
                                                              --------   --------
    Total current liabilities...............................    13,207     13,038
Long-term debt..............................................     2,697      5,459
Commitments
Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, issuable in series, none outstanding at June 30, 2000 and
  1999......................................................        --         --
Common stock, $.001 par value, 45,000,000 shares authorized;
  29,343,830 and 22,072,022 shares issued and outstanding at
  June 30, 2000 and 1999, respectively......................        29         22
Additional paid-in capital..................................   165,366    119,746
Deferred compensation, net of amortization..................      (247)      (463)
Accumulated other comprehensive income (loss)...............       177       (109)
Accumulated deficit.........................................  (120,921)   (73,266)
                                                              --------   --------
    Total stockholders' equity..............................    44,404     45,930
                                                              --------   --------
      Total liabilities and stockholders' equity............  $ 60,308   $ 64,427
                                                              ========   ========

                            See accompanying notes.

                                 VALENTIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Collaborative research and development revenue..............  $  5,251   $  3,430   $ 8,083
Research and development grant revenue......................       338        699        --
                                                              --------   --------   -------
  Total revenue.............................................     5,589      4,129     8,083
Operating expenses:
  Research and development..................................    27,332     17,806    13,611
  General and administrative................................     7,322      5,063     3,561
  Acquired in-process research and development..............    14,347     26,770     1,500
  Amortization of goodwill and other acquired intangible
    assets..................................................     5,016        819        --
                                                              --------   --------   -------
    Total operating expenses................................    54,017     50,458    18,672
                                                              --------   --------   -------
Loss from operations........................................   (48,428)   (46,329)  (10,589)

Interest income.............................................     1,922      2,499     2,651
Interest expense and other..................................    (1,149)      (850)     (440)
                                                              --------   --------   -------
Net loss....................................................  $(47,655)  $(44,680)  $(8,378)
                                                              ========   ========   =======
Basic and diluted net loss per share........................  $  (1.80)  $  (2.90)  $ (0.83)
                                                              ========   ========   =======
Shares used in computing basic and diluted net loss per
  share.....................................................    26,452     15,430    10,088
                                                              ========   ========   =======

                            See accompanying notes.

                                 VALENTIS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                                                   ACCUMULATED
                                        PREFERRED STOCK          COMMON STOCK        ADDITIONAL                       OTHER
                                     ---------------------   ---------------------    PAID-IN       DEFERRED      COMPREHENSIVE
                                       SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     COMPENSATION    INCOME (LOSS)
                                     ----------   --------   ----------   --------   ----------   -------------   --------------
Balance at June 30, 1997...........   8,420,720   $ 44,700    1,567,727   $ 1,410     $     --        $(679)           $ --
Reincorporation in Delaware with
  par value........................          --         --           --    (1,408)       1,408           --              --
Issuance of common stock in the
  Initial Public Offering, net of
  offering costs of $3,124.........          --         --    2,875,000         3       31,373           --              --
Conversion of convertible preferred
  stock into common stock..........  (8,420,720)   (44,700)   8,154,779         8       44,692           --              --
Issuance of common stock for
  technology license...............          --         --      117,555        --        1,500           --              --
Exercise of stock options and
  warrants.........................          --         --      184,346        --          237           --              --
Repurchase of common stock from
  employees........................          --         --      (18,429)       --           (8)          --              --
Deferred compensation related to
  grant of certain stock options,
  net of amortization..............          --         --           --        --          636         (636)             --
Amortization of deferred
  compensation.....................          --         --           --        --           --          339              --
Net loss...........................          --         --           --        --           --           --              --
Net unrealized loss on
  available-for-sale securities....          --         --           --        --           --           --              (7)
Comprehensive loss.................
                                     ----------   --------   ----------   -------     --------        -----            ----
Balance at June 30, 1998...........          --         --   12,880,978        13       79,838         (976)             (7)
Issuance of common stock for
  GeneMedicine, Inc. merger........          --         --    9,117,794         9       39,510           --              --
Exercise of stock options..........          --         --       46,042        --           85           --              --
Repurchase of common stock from
  employees........................          --         --      (42,936)       --          (42)          --              --
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................          --         --       70,144        --          355           --              --
Amortization of deferred
  compensation.....................          --         --           --        --           --          513              --
Net loss...........................          --         --           --        --           --           --              --
Net unrealized loss on
  available-for-sale securities....          --         --           --        --           --           --            (102)
Comprehensive loss.................
                                     ----------   --------   ----------   -------     --------        -----            ----
Balance at June 30, 1999...........          --         --   22,072,022        22      119,746         (463)           (109)
Issuance of common stock for
  PolyMASC Pharmaceuticals plc.
  merger, net of issuance costs of
  $837.............................          --         --    4,400,000         4       20,062           --              --
Exercise of stock options and
  warrants, net of repurchases.....          --         --      876,646         1        5,807           --              --
Stock options granted to
  non-employees for services
  rendered.........................          --         --           --        --          696           --              --
Repurchase of common stock from
  employees........................          --         --       (1,373)       --           (1)          --              --
Issuance of common stock pursuant
  to Employee Stock Purchase Plan
  and 401(k) Plan..................          --         --       81,535        --          298           --              --
Issuance of common stock, net of
  offering costs of $390...........          --         --    1,915,000         2       18,758           --              --
Amortization of deferred
  compensation.....................          --         --           --        --           --          216              --
Net loss...........................          --         --           --        --           --           --              --
Net unrealized gain on
  available-for-sale securities....          --         --           --        --           --           --              68
Foreign currency translation
  adjustment.......................          --         --           --        --           --           --             218
Comprehensive loss.................
                                     ----------   --------   ----------   -------     --------        -----            ----
Balance at June 30, 2000...........          --   $     --   29,343,830   $    29     $165,366        $(247)           $177
                                     ==========   ========   ==========   =======     ========        =====            ====


                                                        TOTAL
                                     ACCUMULATED    STOCKHOLDERS'
                                       DEFICIT         EQUITY
                                     ------------   -------------
Balance at June 30, 1997...........   $ (20,208)      $ 25,223
Reincorporation in Delaware with
  par value........................          --             --
Issuance of common stock in the
  Initial Public Offering, net of
  offering costs of $3,124.........          --         31,376
Conversion of convertible preferred
  stock into common stock..........          --             --
Issuance of common stock for
  technology license...............          --          1,500
Exercise of stock options and
  warrants.........................          --            237
Repurchase of common stock from
  employees........................          --             (8)
Deferred compensation related to
  grant of certain stock options,
  net of amortization..............          --             --
Amortization of deferred
  compensation.....................          --            339
Net loss...........................      (8,378)        (8,378)
Net unrealized loss on
  available-for-sale securities....          --             (7)
                                                      --------
Comprehensive loss.................                     (8,385)
                                      ---------       --------
Balance at June 30, 1998...........     (28,586)        50,282
Issuance of common stock for
  GeneMedicine, Inc. merger........          --         39,519
Exercise of stock options..........          --             85
Repurchase of common stock from
  employees........................          --            (42)
Issuance of common stock pursuant
  to Employee Stock Purchase
  Plan.............................          --            355
Amortization of deferred
  compensation.....................          --            513
Net loss...........................     (44,680)       (44,680)
Net unrealized loss on
  available-for-sale securities....          --           (102)
                                                      --------
Comprehensive loss.................                    (44,782)
                                      ---------       --------
Balance at June 30, 1999...........     (73,266)        45,930
Issuance of common stock for
  PolyMASC Pharmaceuticals plc.
  merger, net of issuance costs of
  $837.............................          --         20,066
Exercise of stock options and
  warrants, net of repurchases.....          --          5,808
Stock options granted to
  non-employees for services
  rendered.........................          --            696
Repurchase of common stock from
  employees........................          --             (1)
Issuance of common stock pursuant
  to Employee Stock Purchase Plan
  and 401(k) Plan..................          --            298
Issuance of common stock, net of
  offering costs of $390...........          --         18,760
Amortization of deferred
  compensation.....................          --            216
Net loss...........................     (47,655)       (47,655)
Net unrealized gain on
  available-for-sale securities....          --             68
Foreign currency translation
  adjustment.......................          --            218
                                                      --------
Comprehensive loss.................                    (47,369)
                                      ---------       --------
Balance at June 30, 2000...........   $(120,921)      $ 44,404
                                      =========       ========

                            See accompanying notes.

                                 VALENTIS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
    Net loss................................................  $(47,655)  $(44,680)  $ (8,378)
  Adjustments to reconcile net loss to net cash used in
    operations:
    Depreciation............................................     3,969      2,517      2,044
    Amortization of intangibles.............................     5,017        819         --
    Amortization of deferred compensation...................       216        513        339
    Stock options granted to non-employees for services
      rendered..............................................       696         --         --
    Purchase of in-process research and development with
      common stock..........................................    14,347     25,870      1,500
  Changes in operating assets and liabilities:
      Other receivables.....................................       462     (1,154)      (481)
      Prepaid expenses and other assets.....................       719       (762)      (149)
      Deferred revenue......................................       353        744       (887)
      Accounts payable......................................    (1,227)    (3,608)       204
      Accrued liabilities...................................       (20)      (284)       197
    Foreign currency translation adjustment.................       218         --         --
                                                              --------   --------   --------
        Net cash used in operating activities...............   (22,905)   (20,025)    (5,611)
                                                              --------   --------   --------
Cash flows from investing activities:
  Cash acquired in acquisitions.............................       213     11,844         --
  Note receivable from PolyMASC Pharmaceuticals plc.........        --     (1,000)        --
  Purchase of property and equipment........................      (895)    (5,478)    (2,719)
  Deposits and other assets.................................        --        (16)       282
  Purchases of available-for-sale investments...............    (4,562)   (17,039)   (41,890)
  Maturities of available-for-sale investments..............    19,769     15,839     23,700
                                                              --------   --------   --------
        Net cash provided by (used in) investing
          activities........................................    14,525      4,159    (20,627)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................       366      6,119      2,128
  Payments on long-term debt................................    (3,177)    (1,035)    (1,367)
  Proceeds from issuance of common stock, net of
    repurchases.............................................    24,865        395     31,605
                                                              --------   --------   --------
        Net cash provided by financing activities...........    22,054      5,479     32,366
                                                              --------   --------   --------

Net increase (decrease) in cash and cash equivalents........    13,674    (10,387)     6,128
Cash and cash equivalents, beginning of year................     4,785     15,172      9,044
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 18,459   $  4,785   $ 15,172
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $    749   $    725   $    423
                                                              ========   ========   ========
  Income tax paid...........................................  $     32   $     --   $     --
                                                              ========   ========   ========
SCHEDULE OF NON-CASH TRANSACTIONS:
  Construction-in-progress included in accrued
    liabilities.............................................  $     --   $    353   $    589
                                                              ========   ========   ========
  Net exercise of warrants to purchase common stock, 38,206
    shares in 2000, 14,629 shares in 1998...................  $    403   $     --   $     84
                                                              ========   ========   ========
  Tangible and intangible assets acquired for shares of
    common stock, net of cash acquired and liabilities
    assumed.................................................  $  6,343   $  3,596   $     --
                                                              ========   ========   ========

                            See accompanying notes.

                                 VALENTIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

    Valentis, Inc. ("Valentis" or "the Company") was formed from the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. The Company acquired PolyMASC Pharmaceuticals plc ("PolyMASC") in August 1999. Valentis, Inc. is a leader in the field of biopharmaceutical delivery. We develop multiple proprietary gene delivery and gene expression systems and PEGylation technologies and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of currently marketed biopharmaceuticals. Valentis has what it believes to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals, including genes, proteins, peptides, peptidomimetics, antibodies and replicating and non-replicating viruses. This portfolio of delivery technologies potentially allows us to develop new products, create improved versions of currently marketed products and solve safety, efficacy and dosing compliance issues with products in development. We focus on research, preclinical development and early-stage clinical development of products in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology. Our commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis is incorporated in the State of Delaware.

    Valentis may require additional financial resources to complete development and commercialization of its products. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements and debt financing. Prior to product commercialization, if the financing arrangements contemplated by management are not consummated, we may have to seek other sources of capital or re-evaluate its operating plans.

    The consolidated financial statements include the accounts of Valentis and our wholly owned subsidiary, PolyMASC. We translate the assets and liabilities of our foreign subsidiary stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Currency transaction gains or losses are recognized in interest expense and other and have not been significant to our operating results in any period.

REVENUE RECOGNITION

    Revenue related to collaborative research agreements with Valentis' corporate partners is recognized over the related funding periods for each contract. We are required to perform research and development activities as specified in each respective agreement on a best-efforts basis. For some contracts, we are reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue results when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation. Revenue from milestone and royalty payments is recognized as earned.

    In 1997 Valentis was awarded two SBIR grants totaling approximately
$1.5 million for research and development projects. The terms of these grant agreements were two years. In 1998 Valentis was awarded a SBIR grant for $104,000 for research and development projects. The term of this grant agreement is six

                                 VALENTIS, INC.

                                 JUNE 30, 2000

months. Revenue related to grant agreements is recognized as related research and development expenses are incurred.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses, which are expensed as incurred, consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses and the costs of funding clinical studies and are expensed when incurred.

CASH, CASH EQUIVALENTS AND INVESTMENTS

    Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Short-term investments consist of investments with original maturities greater than three months, but less than one year, while long-term investments have maturities greater than one year.

    Valentis accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, we have classified our cash equivalents and investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders' equity until realized.

FAIR VALUE OF FINANCIAL INVESTMENTS

    Our financial instruments, including cash and cash equivalents, other receivables and accounts payable, are carried at historical cost, which approximates their fair value because of the short-term maturities of these instruments.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the shorter of five years or the estimated useful life of the assets.

ACQUIRED INTANGIBLE ASSETS

    Acquired intangible assets consist of the assembled workforce and goodwill related to Valentis' acquisition of GeneMedicine and PolyMASC accounted for using the purchase method (see Note 2). Amortization of these purchased intangibles is calculated on the straight-line basis over the respective estimated useful lives of the intangible assets of three years. Amortization of assembled workforce and goodwill is included as a separate item on our Consolidated Statements of Operations. Acquired in-process research and development without alternative future use is expensed when acquired.

LONG-LIVED ASSETS

    Valentis accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"). In accordance with SFAS 121, Valentis identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that

                                 VALENTIS, INC.

                                 JUNE 30, 2000

the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to our long-lived assets, which consist primarily of machinery and equipment, leasehold improvements, and acquired intangible assets.

STOCK-BASED COMPENSATION

    Valentis generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION
("SFAS 123"), Valentis has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for option grants to employees under its employee stock option plan and to adopt the pro forma disclosure alternative as described in SFAS 123 (see Note 11).

    All stock-based awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issued Task Force Issue 96-18 ("EITF 96-18"). Stock-based awards to non-employees not immediately vested are subject to periodic re-valuation over their vesting terms.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

    Valentis applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share, if dilutive. Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase. Diluted earnings per share include the dilutive effect of options, warrants and convertible securities, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position, the result would be anti-dilutive.

    The following have been excluded from the calculation of net loss per share at June 30, 2000 because the effect of inclusion would be antidilutive: 13,473 common shares which are outstanding but are subject to Valentis' right of repurchase which expires ratably over 4 years and options to purchase 2,072,344 shares of common stock at a weighted average price of $6.69 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                     YEAR ENDED JUNE 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net loss....................................................  $(47,655)   $(44,680)    $(8,378)
                                                              ========    ========     =======
BASIC AND DILUTED
Weighted average shares of common stock outstanding.........    26,465      15,486      10,313
Shares subject to repurchase................................       (13)        (56)       (225)
                                                              --------    --------     -------
Weighted average shares of common stock outstanding used in
  computing net loss per share..............................    26,452      15,430      10,088
                                                              ========    ========     =======
Basic and diluted net loss per share........................  $  (1.80)   $  (2.90)    $ (0.83)
                                                              ========    ========     =======

COMPREHENSIVE INCOME

    The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                      JUNE 30, 2000   JUNE 30, 1999
                                                      -------------   -------------
Unrealized gain (loss) on available-for sale
  securities........................................      $(41)           $(109)
Foreign currency translation adjustments............       218               --
                                                          ----            -----
Accumulated other comprehensive income (loss).......      $177            $(109)
                                                          ====            =====

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. SFAS
No. 133 is effective for fiscal years beginning after June 15, 2000 and therefore, was adopted on July 1, 2000. Management believes the impact of SFAS No. 133 will be immaterial, as Valentis has no hedging activities or derivatives.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We are currently reviewing the impact of SAB 101 on our previously reported results of operations, and we will adopt SAB 101 during the second quarter of fiscal 2001.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 with respect to stock-related compensation. FIN 44 is

                                 VALENTIS, INC.

                                 JUNE 30, 2000

effective July 1, 2000. We do not expect the adoption of FIN 44 to have a material effect on the financial position or results of operations of Valentis.

BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has determined that it operates in one business segment, the research of biopharmaceutical delivery technologies.

RECLASSIFICATIONS

    We have reclassified certain prior year amounts on the Consolidated Balance Sheet, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to conform to current year presentation.

2.  ACQUISITIONS

ACQUISITION OF POLYMASC PHARMACEUTICALS PLC

    On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC") for approximately 4.4 million shares of Valentis common stock, valued at about $20.1 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The acquisition was accounted for as a purchase.

    The total cost of the merger was approximately $20.9 million, determined as follows (in thousands):

Fair value of Valentis common stock issued..................  $20,066
Transaction costs...........................................      837
                                                              -------
                                                              $20,903
                                                              =======

    Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

Tangible assets acquired....................................  $ 1,600
In-process research and development.........................   14,347
Intangible assets -- assembled workforce and goodwill.......    7,061
Liabilities assumed (including PolyMASC transaction
  costs)....................................................   (2,105)
                                                              -------
                                                              $20,903
                                                              =======

    PolyMASC's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary technology has entered any stage of human clinical testing or been approved for marketing. PolyMASC's strategy has been to develop and commercialize its products through alliances with pharmaceutical and biotechnology companies.

    A valuation of the purchased assets was undertaken to assist us in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process

                                 VALENTIS, INC.

                                 JUNE 30, 2000

research and development. To determine the value of the technology in the development stage, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $6.3 million and will be amortized over their estimated useful lives of three years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

    The unaudited pro forma information for Valentis for the years ended
June 30, 2000 and 1999, had the acquisition occurred at the beginning of each fiscal year is as follows (in thousands except per share amounts):

                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net revenue.............................................  $  5,592   $  5,009
Net loss................................................  $(33,825)  $(47,663)
Net loss per share......................................  $  (1.25)  $  (2.45)

    The unaudited pro forma combined results for the twelve months ended
June 30, 2000 and 1999 exclude the effect of the charge for acquired in-process research and development of $14.3 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of the period indicated, nor is it necessarily indicative of future operating results.

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

    The following is a summary of the purchase price allocation (in thousands):

Tangible assets acquired....................................  $14,410
In-process research and development.........................   25,870
Intangible assets-assembled workforce and goodwill..........    9,831
Liabilities assumed (including GeneMedicine transaction
  costs and other obligations due upon close of the
  merger)...................................................   (8,801)
                                                              -------
                                                              $41,310
                                                              =======

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $25.9 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $9.8 million and will be amortized over their estimated useful lives of three years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

    The unaudited pro forma combined condensed results of operations of the Company for fiscal 1999 and 1998, had the acquisition occurred at the beginning of each fiscal year presented (in thousands except per share amounts):

                                                            1999       1998
                                                          --------   --------
Net revenue.............................................  $  7,264   $ 12,615
Net loss................................................  $(29,063)  $(25,244)
Net loss per share......................................  $  (1.34)  $  (1.33)

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

                                 VALENTIS, INC.

                                 JUNE 30, 2000

3.  INVESTMENTS

    Investments consist of the following (in thousands):

                                                              AMORTIZED   UNREALIZED    ESTIMATED
                                                                COST      GAIN/(LOSS)   FAIR VALUE
                                                              ---------   -----------   ----------
JUNE 30, 2000
Money market funds..........................................  $  9,352       $  --       $  9,352
Commercial paper............................................     7,991           5          7,996
Corporate debt securities...................................    14,698         (37)        14,661
                                                              --------       -----       --------
                                                                32,041         (32)        32,009
Less amounts classified as cash equivalents.................   (17,343)         (5)       (17,348)
                                                              --------       -----       --------
Total short-term investments................................    14,698         (37)        14,661
Long-term investments (corporate debt securities)...........     4,556          (4)         4,552
                                                              --------       -----       --------
Total investments...........................................  $ 19,254       $ (41)      $ 19,213
                                                              ========       =====       ========
JUNE 30, 1999
Money market funds..........................................  $  5,835       $  --       $  5,835
Corporate debt securities...................................    19,598         (76)        19,522
                                                              --------       -----       --------
                                                                25,433         (76)        25,357
Less amounts classified as cash equivalents.................    (5,835)         --         (5,835)
                                                              --------       -----       --------
Total short-term investments................................    19,598         (76)        19,522
Long-term investments (corporate debt securities)...........    14,863         (33)        14,830
                                                              --------       -----       --------
Total investments...........................................  $ 34,461       $(109)      $ 34,352
                                                              ========       =====       ========

    Unrealized gains were not material and therefore have been netted against unrealized losses. We had no realized gains or losses in any period presented.

    At June 30, 2000, the contractual maturities of short-term investments were all due in one year or less, while all long-term investments have contractual maturities of between one and two years.

4.  COLLABORATIVE AGREEMENTS

ROCHE HOLDINGS LTD. ("ROCHE")

    Pursuant to the merger with GeneMedicine, Inc. in March 1999, Valentis acquired the rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim and now a subsidiary of Roche originally signed in February 1995. The agreement provides for research and development of gene medicines to treat head and neck tumors and melanoma (the "Roche Agreement"). Pursuant to the Roche Agreement, Roche agreed to fund
$25.0 million of research and development at $5.0 million per year plus certain amounts for the achievement of milestones of which $20.9 million had been funded prior to the merger with GeneMedicine. Roche also made equity investments in GeneMedicine that were converted into 611,785 shares of Valentis common stock at the time of the merger and acquired a five-year warrant to purchase 611,785 shares of Valentis common stock at an exercise price of $36.78 per share. The warrant was not exercised and expired on April 11, 1999. Revenue recognized under the collaborative research agreement with Roche, after the merger with GeneMedicine was

                                 VALENTIS, INC.

                                 JUNE 30, 2000

$3.8 million (68% of total revenue) and $1.0 million (24% of total revenue) for the years ended June 30, 2000 and 1999, respectively. Fiscal year 2000 revenue included $3.0 million of research and development funding and a milestone payment of $750,000.

    In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer, and required Valentis to conduct a Phase II clinical trial of the IL-2 gene medicine, and a Phase I/II clinical trial for each of the IFN-a and IL-12 gene medicines. As part of the amendment, we received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to us by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment postponing the $2 million payment due on February 1, 2000 to February 1, 2001.

    If Valentis continues to meet the milestones for the development of gene medicines under the Roche Agreement, we may be entitled to milestone payments of up to $8.3 million. If Valentis fails to reach certain milestones by 2002, we may have to fund an additional year of research at our own expense, not to exceed $5.0 million. Accordingly, $5.0 million is included in deferred revenue. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

    Also through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche, for its cationic lipid gene delivery technology (DOTMA) for IN VIVO gene therapy uses. The rights under this agreement continue even though the original agreement with Syntex ended.

ELI LILLY AND COMPANY ("LILLY")

    In May 1997, Valentis entered into a two-year collaborative research agreement with Lilly, which was extended through July 2000, to develop gene medicines using BRCA1, a gene that has been identified as a putative tumor suppressor. Under the agreement, Lilly received the exclusive worldwide rights to develop, make, use and sell gene-based therapeutics incorporating BRCA1 resulting from the corporate collaboration. Lilly is responsible for conducting clinical trials, large-scale clinical and commercial manufacturing, and sales and marketing of any gene-based therapeutics resulting from the corporate collaboration. The agreement provided for research and development funding as well as funding to support manufacturing and process development efforts. Preclinical work has been completed and the parties are currently evaluating the data to determine the efficacy of the BRCA1 gene. The results of that analysis will determine the future of the program.

    No additional future cash payments are expected from Lilly under the current agreement. If Lilly decides to continue the project, the companies must agree on an appropriate level of research and development efforts and funding. The agreement provides for certain royalty and milestone payments to Valentis upon the occurrence of specified events as set forth in the agreement. Lilly will be responsible for clinical development and regulatory functions, as well as large-scale clinical and commercial manufacturing and sales and marketing.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    Revenue recognized under the collaborative research agreement with Lilly was $494,000 (9% of total revenue), $2.2 million (53% of total revenue) and $4.0 million (50% of total revenue) for the years ended June 30, 2000, 1999 and 1998, respectively. In June 1997, in connection with the Lilly agreement, Lilly purchased 285,714 shares of Valentis' Series F preferred stock at $10.50 per share, which were converted into an equal number of shares of common stock in September 1997.

BOEHRINGER INGELHEIM INTERNATIONAL GMBH ("BI")

    In September 1999, Valentis announced that it has entered into a collaborative agreement with BI in the field of gene therapy for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis will conduct evaluations of Valentis' proprietary delivery and expression systems in combination with BI's proprietary genes in several animal models of rheumatoid arthritis. This agreement provides for research funding of $800,000 over the 15-month term of the agreement. Revenue recognized under the collaborative research agreement with BI was $533,000 for the year ended June 30, 2000.

PALLIANCE WITH DSM BIOLOGICS ("DSM")--QIAGEN N.V. ("QIAGEN")

    In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a strategic collaboration focused on the manufacture and supply of DNA plasmids and formulated DNA to the gene therapy industry. In May 1999 Qiagen N.V. joined the manufacturing alliance, subsequently named the pAlliance. The goal of the pAlliance is to provide the emerging gene therapy and genetic vaccination industry with early access to a reliable, accepted contract manufacturing services platform.

    Valentis is contributing its process technologies and its expertise in DNA formulation and manufacturing to the pAlliance. DSM brings manufacturing experience as a supplier of contract manufacturing services, serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force. The agreement between the parties is intended to be the exclusive vehicle through which the parties will provide services in the area of contract cGMP manufacturing of plasmid and formulated DNA for genetic vaccination and gene therapy purposes. Qiagen has begun marketing these contract manufacturing services to the gene therapy and genetic vaccination industry in lot sizes of up to the 3,000-liter fermentation scale.

    Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement and has no performance obligations under the contract. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. The pAlliance has not generated any sales to-date.

5.  LICENSE AND RESEARCH AGREEMENTS

    Valentis has entered into several research agreements with universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $1.8 million, $2.5 million, and $1.1 million for the years ended June 30, 2000, 1999 and 1998, respectively.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    In March 1998 Valentis entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which we obtained an exclusive license to certain patent rights held by UPMC in the field of viral and non-viral gene-based therapy for rheumatology. Under the terms of the license and collaboration agreement Valentis issued 117,555 shares of common stock in payment for the exclusive license to these patent rights. The value of the common stock issued in the transaction was $1.5 million, which was expensed as acquired in-process research and development in 1998. We expensed the value of this common stock, as the technology was not complete at the date of acquisition. Under the terms of the license agreement, Valentis is not obligated to make royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but is required to share revenue with UPMC at a specified rate upon the sub-license of rights in the field of viral gene therapy. Valentis is also obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that we fail to commit resources to the development of products in the field of rheumatology. In addition, the license and collaboration agreement with UPMC established exclusive collaborations between Valentis and several researchers at UPMC for the research and development of gene-based therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration is included in the exclusive license to Valentis described above at no additional cost to us.

6.  OTHER ACQUIRED TECHNOLOGY

    In April 1999, Valentis acquired rights to intellectual property related to the Del-1 gene and protein from Progenitor, Inc. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. We expensed the cost paid to Progenitor for Del-1 of $900,000 as acquired in-process research and development as the technology was not complete at the date of acquisition. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any.

7.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                JUNE 30,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Machinery and equipment..................................  $  7,998   $ 7,137
Furniture and fixtures...................................     1,968     1,604
Leasehold improvements...................................    10,885    10,710
                                                           --------   -------
                                                             20,851    19,451
Less accumulated depreciation............................   (11,523)   (7,554)
                                                           --------   -------
Property and equipment, net..............................  $  9,328   $11,897
                                                           ========   =======

                                 VALENTIS, INC.

                                 JUNE 30, 2000

8.  ACQUIRED INTANGIBLE ASSETS

    Acquired intangible assets consist of the following (in thousands):

                                                                  JUNE 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Assembled workforce........................................  $ 1,558     $1,250
Goodwill...................................................   15,334      8,581
                                                             -------     ------
                                                              16,892      9,831
Accumulated amortization...................................   (5,836)      (819)
                                                             -------     ------
                                                             $11,056     $9,012
                                                             =======     ======

9.  LONG-TERM DEBT

OPERATING LINE OF CREDIT

    In June 1998, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998 in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At June 30, 2000, the outstanding balance was $4.5 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investments balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

EQUIPMENT FINANCING

    In October 1998, Valentis entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as a loan. The equipment loan is being repaid over 43 months at an interest rate of 10.1% and is secured by the related equipment. As of June 30, 2000, the outstanding balance under this financing agreement was $313,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In May 1996, Valentis entered into an equipment financing agreement for up to $2.7 million with a financing company. We have financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of June 30, 2000, the outstanding balance under this financing agreement was $944,000. Valentis has fully utilized the borrowing capacity under this agreement. In conjunction with this equipment financing agreement, we issued a warrant to purchase 38,238 shares of common stock at $3.88 per share (see Note 11).

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    Following is a schedule of future minimum principal payments under the operating lines of credit and equipment financing arrangements at June 30, 2000 (in thousands):


Year ended June 30,
2001........................................................   $3,058
2002........................................................    2,576
2003........................................................      138
                                                               ------
                                                               $5,772
                                                               ======

    The carrying amounts of these long-term debt obligations approximate their fair value determined using a discounted cash flow model and Valentis' current incremental borrowing rate.

10. OPERATING LEASE COMMITMENTS

    Valentis leases its facilities and certain equipment under operating leases. These leases expire between April 2001 and October 2007 with renewal options at the end of the initial terms of the facilities leases. Minimal annual rental commitments under the operating leases at June 30, 2000 are as follows (in thousands):


Year ended June 30,
  2001......................................................   $1,487
  2002......................................................    1,389
  2003......................................................    1,407
  2004......................................................    1,412
  2005......................................................      877
  Thereafter................................................      570
                                                               ------
                                                               $7,142
                                                               ======

    Rent expense for the years ended June 30, 2000, 1999 and 1998 was approximately $1.7 million, $804,000 and $526,000, respectively.

11. STOCKHOLDERS' EQUITY

COMMON STOCK

    On July 30, 1999, the Company's stockholders approved an amendment to Valentis' Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 45,000,000.

    In April 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share, resulting in net proceeds to the Company of approximately $18.8 million.

WARRANTS

    In June 1995, Valentis issued a warrant to purchase 28,969 shares of common stock at $3.88 per share to the commercial bank providing a line of credit to us. In accordance with the terms of the warrant, the number of shares subject to the warrant was reduced from 28,969 to 24,140 in July 1995. The warrant was exercised in May 2000 for a net issuance of 12,606 shares.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    In connection with an equipment financing agreement in May 1996, we issued a warrant to purchase 38,238 shares of common stock at $3.88 per share. The warrant was exercised in January 2000 for a net issuance of 25,600 shares.

EQUITY INCENTIVE PLAN

    In July 1997, the Board of Directors amended and restated the 1993 Stock Option Plan, renamed it as the 1997 Equity Incentive Plan (the "Incentive Plan") and reserved 2,100,000 shares of Valentis' common stock for issuance under the Incentive Plan. Shareholders approved the Incentive Plan in September 1997. An additional 1,000,000 shares was added to the plan as approved by the stockholders in December 1998. The Incentive Plan provides for grants to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders.

    In December 1998, the Board of Directors adopted and stockholders approved the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering 200,000 shares of common stock of Valentis. Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 25,000 shares of common stock, and commencing with the annual meeting of stockholders in 1998, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of June 30, 2000, options for 190,000 shares had been granted to non-employee directors under this plan.

    The merger with GeneMedicine, Inc. included the conversion of outstanding GeneMedicine stock options into options to purchase 1.5 million shares of Valentis common stock. These options relate to Valentis' assumption of GeneMedicine's 1993 Stock Option Plan referred to as the "GeneMedicine Plan." Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine's previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine's Board of Directors. Options under the GeneMedicine Plan typically vest over a four-year period and expire ten years after the date of grant or 90 days after termination of employment. See Note 2 for more information on the acquisition of GeneMedicine.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    Activity under all option plans was as follows:

                                                             OUTSTANDING STOCK OPTIONS
                                                  ------------------------------------------------
                                                                                          WEIGHTED
                                                    SHARES      NUMBER                    AVERAGE
                                                  AVAILABLE       OF          PRICE       EXERCISE
                                                  FOR GRANT     SHARES      PER SHARE      PRICE
                                                  ----------   ---------   ------------   --------
Balance at June 30, 1997........................     121,699     479,615   $ 0.30-$1.50    $1.22

Additional authorization........................     770,985          --             --       --
Options granted.................................    (550,722)    550,722   $2.70-$15.50    $8.15
Options exercised...............................          --    (169,719)  $ 0.30-$2.88    $1.28
Options canceled................................      52,518     (52,518)  $0.30-$15.50    $4.12
Shares repurchased..............................      18,429          --   $ 0.30-$1.50    $0.43
                                                  ----------   ---------
Balance at June 30, 1998........................     412,909     808,100   $0.30-$15.50    $5.72
                                                  ----------   ---------
Additional authorization........................   1,200,000          --             --       --
Options granted.................................    (572,460)    572,460   $ 4.06-$7.00    $5.58
Options exercised...............................          --     (46,042)  $ 0.30-$4.38    $1.86
Options canceled................................     351,411    (351,411)  $0.30-$16.64    $6.78
Options assumed in the merger with
  GeneMedicine..................................     251,346   1,479,764   $0.31-$17.08    $8.01
Shares repurchased..............................      42,936          --   $ 0.30-$2.88    $0.97
                                                  ----------   ---------
Balance at June 30, 1999........................   1,686,142   2,462,871   $0.30-$17.08    $6.98
                                                  ----------   ---------
Options granted.................................  (1,066,497)  1,066,497   $3.50-$15.56    $6.30
Options exercised...............................          --    (838,440)  $0.30-$14.67    $6.98
Options canceled................................     615,578    (615,578)  $0.30-$17.08    $7.17
Shares repurchased..............................       1,373          --   $ 0.30-$1.50    $0.66
                                                  ----------   ---------
Balance at June 30, 2000........................   1,236,596   2,075,350   $0.30-$16.20    $6.69
                                                  ==========   =========

    The options outstanding at June 30, 2000 have been segregated into ranges for additional disclosure as follows:

                                                     WEIGHTED
                                                      AVERAGE
                                 OPTIONS             REMAINING             OPTIONS            WEIGHTED
      EXERCISE                 OUTSTANDING          CONTRACTUAL            VESTED             AVERAGE
        PRICE                      AT                  LIFE                  AT               EXERCISE
      PER SHARE               JUNE 30, 2000         (IN YEARS)          JUNE 30, 2000          PRICE
---------------------         -------------         -----------         -------------         --------
0.30$-$3.94.......                358,392               7.35               151,917             $ 1.45
4.05$-$4.94.......                286,157               8.64               112,453             $ 4.42
5.00$-$5.91.......                537,844               8.56               141,070             $ 5.61
6.13$-$9.96.......                568,989               7.83               256,371             $ 8.34
10.0$0-$16.20.....                323,968               7.63               182,624             $13.12
                                ---------                                  -------
                                2,075,350               8.02               844,435             $ 7.16
                                =========                                  =======

    The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $6.30, $5.58 and $8.15, respectively.

    At June 30, 2000, 13,473 shares of common stock at a weighted average price of $1.50 per share were subject to repurchase.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

1997 STOCK PURCHASE PLAN

    In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 200,000 shares of common stock. The Purchase Plan was approved by stockholders in September 1997 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Of the 200,000 shares reserved under the plan, 62,997 shares were available for issuance at June 30, 2000 and 137,003 shares had been issued under the Purchase Plan at an average purchase price of $4.75 per share.

VALENTIS INC. 401(K) PLAN

    In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching 25% contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31st of each year and vests according to the employee's years of employment with the Company. In 2000, the Company contributed 14,676 shares of common stock to the 401(k) Plan. Compensation expense related to this match was approximately $132,000.

DEFERRED COMPENSATION EXPENSE

    Valentis has recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our common stock, as determined by the Board of Directors, for options granted through the year ended June 30, 1997. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years. Amortization of $216,000, $513,000 and $339,000 were recorded in 2000, 1999 and 1998, respectively.

    Valentis has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if Valentis has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair market value method of that statement. The fair value for

                                 VALENTIS, INC.

                                 JUNE 30, 2000

these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          EMPLOYEE STOCK OPTIONS         STOCK PURCHASE PLAN SHARES
                                      ------------------------------   ------------------------------
YEARS ENDED JUNE 30,                    2000       1999       1998       2000       1999       1998
--------------------                  --------   --------   --------   --------   --------   --------
Expected life (in years)............      2.3        2.3        2.5        0.5        0.5         --
Risk-free interest rate.............     6.02%      4.58%      5.45%      6.06%      4.83%        --
Volatility..........................     0.97       0.93       0.70       0.97       0.93         --
Dividend yield......................       --         --         --         --         --         --

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Valentis' employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and shares issued pursuant to the employee stock purchase plan.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Valentis' pro forma information follows (in thousands except for net loss per share information):

                                                               YEAR ENDED JUNE 30,
                                                          ------------------------------
                                                            2000       1999       1998
                                                          --------   --------   --------
Net loss--as reported...................................  $(47,655)  $(44,680)  $(8,378)
Net loss--pro forma.....................................  $(50,174)  $(45,837)  $(8,708)
Net loss per share--as reported.........................  $  (1.80)  $  (2.90)  $ (0.83)
Net loss per share--pro forma...........................  $  (1.90)  $  (2.97)  $ (0.86)

    In fiscal years 2000, 1999 and 1998, Valentis granted 65,000, 5,000 and 25,000 common stock options to consultants, respectively. In addition, 136,332 options were issued to a Director and employees who in fiscal 2000 became consultants of Valentis. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model. Assumptions used for valuing the options for 2000 were an estimated volatility of 0.97, risk free interest rate of 6.02%, no dividend yield and an expected life of the option of 2.3 years. An expense of $696,000 was recognized in fiscal 2000 related to these grants. Expenses associated with non-employee option grants in prior periods were not material.

12. INCOME TAXES

    As of June 30, 2000, Valentis had federal net operating loss carryforwards and federal research credit carryforwards of approximately $118 million and $3.3 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2020, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                                 VALENTIS, INC.

                                 JUNE 30, 2000

    Significant components of our deferred tax assets and liabilities for federal income taxes as of June 30 are as follows (in thousands):

                                                            2000       1999
                                                          --------   --------
Net operating loss carryforwards........................  $ 40,400   $ 31,100
Research and development credits........................     3,700      2,500
Capitalized research and development....................     3,700      1,900
Other, net..............................................     2,600      3,000
                                                          --------   --------
Net deferred tax assets.................................    50,400     38,500
Valuation allowance.....................................   (50,400)   (38,500)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

    The net valuation allowance increased by $11.8 million, $27.2 million and $3.2 million during the years ended June 30, 2000, 1999, and 1998, respectively.