Form 10-Q
period 2000-09-30
VALENTIS INC
filed 2000-11-14
CIK 932352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934.  For the quarterly period ended September 30, 2000.



      Transition report pursuant to Section 13 or 15(d) of the Securities
------
Exchange Act of 1934.  For the transition period from
                                                     -------------------
to
  ----------------------.

                         Commission File Number 0-22987


                                 VALENTIS, INC.
             (Exact name of registrant as specified in its charter)




               DELAWARE                                   94-3156660
    ------------------------------------      ---------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
       incorporation or organization)


    863A MITTEN RD., BURLINGAME, CA                         94010
----------------------------------------     ----------------------------------
 Address of principal executive offices)                   (Zip Code)


                                  650-697-1900
              --------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X               No
   -------             -------
The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,455,108 as of October 31, 2000.

                                 VALENTIS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION
                                                                                                       Page

     ITEM 1:      FINANCIAL STATEMENTS
                  Condensed Consolidated Balance Sheets                                                  3
                  Condensed Consolidated Statements of Operations                                        4
                  Condensed Consolidated Statements of Cash Flows                                        5
                  Notes to Condensed Consolidated Financial Statements                                   6

     ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          8

     ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES                                              13
                  ABOUT MARKET RISK


PART II:  OTHER INFORMATION


     ITEM 1:      LEGAL PROCEEDINGS                                                                     14

     ITEM 2:      CHANGES IN SECURITIES AND USE OF PROCEEDS                                             14

     ITEM 3:      DEFAULTS UPON SENIOR SECURITIES                                                       14

     ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   14

     ITEM 5:      OTHER INFORMATION                                                                     14

     ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K                                                      14

                    SIGNATURES                                                                          15

                    Exhibit Index                                                                       16

PART 1          FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                 VALENTIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                     SEPTEMBER 30,            JUNE 30,
                                                                                         2000                   2000
                                                                                         ----                   ----
                                                                                      (unaudited)             (Note 1)
ASSETS
Current assets:
   Cash and cash equivalents                                                             $   9,702           $  18,459
   Short-term investments                                                                   14,681              14,661
   Other receivables                                                                         2,156               1,346
   Other current assets                                                                        704                 732
                                                                                         ---------           ---------
     Total current assets                                                                   27,243              35,198
   Property and equipment, net                                                               8,608               9,328
   Long-term investments                                                                     4,567               4,552
   Goodwill and other intangible assets, net                                                 9,623              11,056
   Deposits and other assets                                                                   174                 174
                                                                                         ---------           ---------
                                                                                         $  50,215           $  60,308
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                      $     218           $     739
   Accrued liabilities                                                                       3,442               4,126
   Deferred revenue                                                                          5,107               5,267
   Current portion of long-term debt                                                         3,109               3,075
                                                                                         ---------           ---------
     Total current liabilities                                                              11,876              13,207

Long-term debt                                                                               1,864               2,697
Commitments
Stockholders' equity:
   Common stock                                                                                 29                  29
   Additional paid-in capital                                                              166,297             165,366
   Deferred compensation                                                                      (217)               (247)
   Accumulated other comprehensive income                                                      314                 177
   Accumulated deficit                                                                    (129,948)           (120,921)
                                                                                         ---------           ---------
     Total stockholders' equity                                                             36,475              44,404
                                                                                         ---------           ---------
                                                                                         $  50,215           $  60,308
                                                                                         =========           =========

                                              See accompanying notes

                                 VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                  ------------------------------------------
                                                                                           2000                 1999
                                                                                           ----                 ----

Collaborative research and development revenue                                          $    986            $   1,185

Operating expenses:
   Research and development                                                                7,026                5,487
   General and administrative                                                              1,786                1,819
   Acquired in-process research and development                                               --               14,347
   Amortization of goodwill and other acquired intangibles                                 1,433                  835
                                                                                        --------            ---------
     Total operating expenses                                                             10,245               22,488
                                                                                        --------            ---------

Loss from operations                                                                      (9,259)             (21,303)

Interest income                                                                              537                  518
Interest expense and other                                                                  (305)                (245)
                                                                                        --------            ---------

Net loss                                                                                $ (9,027)           $ (21,030)
                                                                                        ========            =========

Basic and diluted net loss per share                                                    $  (0.31)           $   (0.89)
                                                                                        ========            =========

Shares used in computing basic and diluted net loss per share                             29,381               23,610
                                                                                        ========            =========



                                              See accompanying notes

                                 VALENTIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          ----------------------------------
                                                                                                   2000              1999
                                                                                                   ----              ----
Cash flows from operating activities:
   Net loss                                                                                    $ (9,027)        $ (21,030)
   Adjustments to reconcile net loss to net cash used in operations:
     Depreciation                                                                                   799               961
     Amortization of goodwill and other acquired intangibles                                      1,433               835
     Amortization of deferred compensation                                                           30                56
     Purchase of in-process research and development with common stock                               --            14,347
     Changes in operating assets and liabilities:
       Other receivables                                                                           (810)              862
       Other current assets                                                                          28               662
       Deferred revenue                                                                            (160)              162
       Accounts payable                                                                            (521)           (1,399)
       Accrued liabilities                                                                         (684)             (195)
       Other                                                                                         80                31
                                                                                               --------         ---------
         Net cash used in operating activities                                                   (8,832)           (4,708)
                                                                                               --------         ---------

Cash flows from investing activities:
   Net cash acquired in acquisition                                                                  --               422
   Purchase of property and equipment                                                               (79)             (456)
   Purchase of available-for-sale investments                                                    (7,622)               --
   Maturities of available-for-sale investments                                                   7,644             3,602
                                                                                               --------         ---------
         Net cash provided by (used in) investing activities                                        (57)            3,568
                                                                                               --------         ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                                          --                --
   Payments on long-term debt                                                                      (799)             (741)
   Proceeds from issuance of common stock, net of repurchases                                       931               184
                                                                                               --------         ---------
         Net cash provided by financing activities                                                  132              (557)
                                                                                               --------         ---------

Net decrease in cash and cash equivalents                                                        (8,757)           (1,697)
Cash and cash equivalents, beginning of period                                                   18,459             4,785
                                                                                               --------         ---------
Cash and cash equivalents, end of period                                                       $  9,702         $   3,088
                                                                                               ========         =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                               $    156         $     203
                                                                                               ========         =========

   Tangible and intangible assets acquired for shares of common stock, net of cash
   acquired and liabilities assumed                                                            $     --         $   5,334
                                                                                               ========         =========

                                              See accompanying notes

                                 VALENTIS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis" or the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2000 and 1999. The balance sheet at June 30, 2000 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2001. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     On August 27, 1999, Valentis acquired all the outstanding shares of PolyMASC Pharmaceuticals plc ("PolyMASC"). The transaction was accounted for under the purchase method of accounting.

     The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly owned subsidiary, PolyMASC. All significant intercompany balances and transactions have been eliminated.

2.   REVENUE RECOGNITION

     Revenue related to collaborative research agreements with Valentis' corporate partners is recognized over the related funding periods for each contract. We are required to perform research and development activities as specified in each respective agreement on a best-efforts basis. For some contracts, we are reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract over the term of the agreement. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue results when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation. Revenue from milestone and royalty payments is recognized as earned. Grant revenue is recognized as related research and development expenses are incurred.

     Included in deferred revenue at September 30, 2000, is $5.0 million related to Roche Holdings Ltd. ("Roche") and $107,000 related to Boehringer Ingelheim International GmbH ("Boehringer Ingelheim"). An additional $738,000 is expected to be earned under an agreement with Roche through February 2001. The remainder of the deferred revenue will be earned either upon the achievement of certain milestones or, under certain circumstances, through the performance of additional contract research.

     If we continue to meet the milestones for the development of gene medicines under the Roche agreement, we may be entitled to payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, we may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

3.   NET LOSS PER SHARE

     Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase. Diluted earnings per share include the dilutive effect of options, warrants and convertible securities, if any. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be antidilutive.

     The following have been excluded from the calculation of net loss per share at September 30, 2000 because the effect of inclusion would be antidilutive:
8,515 common shares outstanding that are subject to Valentis' right of repurchase which expires ratably over four years, and options to purchase 2,840,650 shares of common stock at a weighted average price of $7.60 per share. The repurchasable shares and options will be included in the calculation at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options.

     A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                                                   THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                              ------------------------------

                                                                                                    2000             1999
                                                                                                    ----             ----

Net loss.................................................................................        $ (9,027)      $ (21,030)
                                                                                                 ========       =========

Basic and Diluted
   Weighted average shares of common stock outstanding...................................          29,390          23,652
   Common shares subject to repurchase...................................................              (9)            (42)
                                                                                                 --------       ---------
   Weighted average shares of common stock used in computing net loss per share..........          29,381          23,610
                                                                                                 ========       =========

Basic and diluted net loss per share.....................................................        $  (0.31)      $   (0.89)
                                                                                                 ========       =========


4.   COMPREHENSIVE INCOME (LOSS)

Following are the components of comprehensive loss (in thousands):

                                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                                  --------------------------------
                                                                                       2000                    1999
                                                                                       ----                    ----
Net loss...........................................................                 $(9,027)               $(21,030)
Net unrealized gain (loss) on available-for-sale securities........                      57                     (74)
Other..............................................................                      80                      31
                                                                                    -------                --------
Comprehensive income (loss) .......................................                 $(8,890)               $(20,073)
                                                                                    =======                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. VALENTIS' ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN VALENTIS' ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     Valentis, Inc. is a leader in the field of biopharmaceutical delivery. We develop a broad array of products, proprietary technologies and intellectual property and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of existing marketed biopharmaceuticals. Our core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improve the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics, antibodies, replicating and non replicating viruses and liposomes. We focus our research and development efforts in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology.

     Valentis has positioned itself to be the near-term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and gene medicines. Valentis has a portfolio of delivery technologies that potentially allows us to develop new products, create improved versions of currently marketed products and make these biopharmaceuticals safer, more effective and more convenient for patients to use.

     In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis has facilities in three locations: The Woodlands, Texas, which houses personnel focused on preclinical research and development; London, England, where PolyMASC Pharmaceuticals plc operates as a wholly owned subsidiary and focuses on PEGylation technologies; and Burlingame, California, which is Valentis' headquarters as well as the center for manufacturing and clinical development.

     We are developing delivery systems for biopharmaceuticals based on two broad technology platforms: gene medicines and PEGylation technologies.

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

PEGYLATION TECHNOLOGIES

     PolyMASC's PEGylation technology allows for the gentle coupling of polyethylene glycol ("PEG") molecules directly to proteins (protoMASC-TM-), antibodies (antiMASC-TM-), viruses (viraMASC-TM-) and liposomes (lipoMASC-TM-) in a manner that retains the biological activity of the material. These PEG molecules can protect the biopharmaceutical from degradation and attack by the immune system, resulting in products with improved safety, efficacy and dosing profiles.

CORPORATE PARTNERS

 Valentis itself, or through our PolyMASC subsidiary, currently has corporate collaborations with:

 - Roche Holdings Ltd. for cancer immunotherapeutics based on the IL-2 and IL-12, and Interferon-(alpha) genes;
 - Eli Lilly & Co. to develop treatments for breast and ovarian cancer using the BRCA-1 gene;
 - Glaxo Wellcome plc to develop a treatment for cystic fibrosis using the CFTR gene;
 - Boehringer Ingelheim International GmbH, for the treatment of rheumatoid arthritis with gene medicines;
 - Invitrogen Corporation to sell Valentis' proprietary GeneSwitch-TM-gene regulation system for use in research applications;
 - Heska Corporation for a gene-based immunotherapeutic for cancer and allergies in companion animals;
 - Eurogene Ltd. for cardiovascular diseases using gene medicines and Eurogene's collar delivery system;
 -    DSM Biologics and QIAGEN, N.V. for plasmid manufacturing;
 - Onyx Pharmaceuticals, Inc. for a PEGylated virus-based cancer therapeutic;
 -    Bayer Corporation, Inc. for a PEGylated Factor VIII;
 -    Flemington Pharmaceutical Corp. for a PEGylated oral insulin;
 -    Transkaryotic Therapies for the development of two PEGylated proteins;
      and
 - Viragen, Inc. for the development of a PEGylated interferon-alpha (IFN-a) for treatment of hepatitis C.

     To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch-TM- gene regulation system to the research market. Under the terms of our corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs. We expect that future revenue will be derived in the short-term from research and development agreements and milestone payments, and in the long-term from royalties on product sales.

     We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2000, Valentis' accumulated deficit was approximately $129.9 million.

BUSINESS ACQUISITIONS

     In August 1999, Valentis acquired PolyMASC. Under the terms of the acquisition agreement, each outstanding ordinary share of PolyMASC was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.4 million Valentis shares valued at about $20.1 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The purchase price also included approximately $837,000 of transaction costs, for an aggregate purchase price of $20.9 million. We are managing PolyMASC as a wholly owned subsidiary of Valentis.

     PolyMASC's research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary technology has as yet entered any stage of human clinical testing or has been approved for marketing. PolyMASC's strategy has been to develop and commercialize products through alliances with pharmaceutical and biotechnology companies.

     The acquisition was accounted for as a purchase. A write-off of $14.3 million for in-process research and development acquired from PolyMASC was included in Valentis' Consolidated Statements of Operations for the period ending September 30, 1999. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $7.1 million and are being amortized over their estimated useful lives of three years.

RESULTS OF OPERATIONS

REVENUE
     Valentis' revenue was approximately $986,000 for the quarter ended September 30, 2000 compared to approximately $1.2 million in the corresponding quarter of 1999. Revenue contributions attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grant revenues were (in thousands):

                                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ---------------------------------------------------
                                                                                     2000                      1999
                                                                                     ----                      ----
Collaborative research and development revenue:
   Roche............................................................               $  554                   $ 1,000
   Boehringer Ingelheim.............................................                  160                        --
   Eli Lilly........................................................                   --                        88
   Other............................................................                  138                        97
                                                                                   ------                   -------
                                                                                      852                     1,185
Grant revenue.......................................................                  134                        --
                                                                                   ------                   -------
     Total revenue..................................................               $  986                   $ 1,185
                                                                                   ======                   =======

     Changes in revenue for the quarter ended September 30, 2000 compared to the previous year are explained below:
 -    Revenue from Roche decreased by $460,000 for the quarter ended
      September 30, 2000 compared to the corresponding period in 1999 due to a contractual reduction in the amount of Research and Development revenue recognized during the period.
 - Recognition of revenue from Boehringer Ingelheim commenced under a 15-month collaboration signed in September 1999.
 - Revenue and preclinical work under the Lilly agreement was completed during fiscal year 2000.
 -    Other revenue reflects primarily the revenue generated by PolyMASC.
 -    Grant revenue increased due to the issuance of three new SBIR grants.

     Included in deferred revenue at September 30, 2000 is $5.0 million related to Roche and $107,000 related to Boehringer Ingelheim. An additional $738,000 is expected to be earned under the Roche agreement through February 2001. The remainder of the deferred revenue will be earned either upon the achievement of certain milestones or, under certain circumstances, through the performance of additional contract research. Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation.

     If Valentis continues to meet the milestones for the development of gene medicines under an agreement with Roche, we may be entitled to payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

EXPENSES

     Research and development expenses increased to approximately $7.0 million for the quarter ended September 30, 2000 from approximately $5.5 million in 1999. The increases were primarily attributable to the additions of staff, facilities and projects resulting from the merger with PolyMASC in August 1999, as well as increased costs associated with additional clinical trial expenditures. Valentis expects research and development expenses to continue to increase as additional product candidates progress into and through clinical trials.

     General and administrative expenses remained flat at approximately $1.8 million for the quarter ended September 30, 2000 compared to the corresponding period in 1999. In the future, we expect general and administrative expenses to increase due to additional business development activities and to support expanded research and development activities.

     In September 1999, Valentis recorded $14.3 million of acquired in-process research and development as part of the acquisition of PolyMASC.

     For the three months ended September 30, 2000, Valentis amortized approximately $1.4 million of the goodwill and other intangibles acquired in the GeneMedicine and PolyMASC mergers compared to $835,000 for the corresponding period of the prior year. The increase reflects a full quarter of amortization in fiscal 2001 compared to a partial quarter in the prior year, as the merger with PolyMASC occurred in August 1999.

INTEREST INCOME AND INTEREST EXPENSE AND OTHER, NET

     Interest income and expense, and other, net was $232,000 for the quarter ended September 30, 2000 compared to $273,000, for the corresponding quarter of the prior year. The net decrease resulted primarily from lower interest expense associated with lower financing balances and increased interest income from higher investment interest rates. Other expenses increased in the period ending September 30, 2000 compared to the corresponding period in the prior year due to increases in property, use and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, Valentis had approximately $29.0 million in cash, cash equivalents and investments compared to $37.7 million at June 30, 2000. Net cash used in our operations for the quarter ended September 30, 2000 was $8.8 million compared to $4.7 million used in the corresponding quarter of 1999. Cash was used primarily to fund increasing levels of research and development including clinical trials, and general and administrative activities. Capital expenditures were $79,000 for the quarter ended September 30, 2000 compared to $456,000 used in the corresponding quarter of 1999. We expect our capital expenditures in the future to be at higher levels to those expended in the quarter ended September 30, 2000.

     In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of September 30, 2000, the outstanding balance under this financing agreement was $293,000. Valentis has fully utilized the borrowing capacity under this agreement.

     In May 1996, Valentis entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of September 30, 2000, the outstanding balance under this financing agreement was $748,000. Valentis has fully utilized the borrowing capacity under this agreement.

     In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At September 30, 2000, the outstanding balance was $3.9 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investment balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

     Valentis anticipates that our cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through December 2001. However, we may require additional funding prior to such time. Valentis' future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control. We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements. Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

     If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. However, insufficient funds may require us to delay, scale back or eliminate some or all of our research or development programs or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain, which could materially adversely affect Valentis' business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis' investment portfolio and long-term debt obligations (in thousands, except percentages).

                                                             2000                  2001                Total
                                                       -----------------    -----------------    -----------------
Cash equivalents
   Fixed rate......................................       $ 7,739                    --              $ 7,739
   Average rate....................................          6.58%                   --                 6.58%
Short-term investments
   Fixed rate......................................       $ 7,037                    --              $ 7,037
   Average rate....................................          5.38%                   --                 5.38%
Long-term investments
   Fixed rate......................................            --               $12,211              $12,211
   Average rate....................................            --                  6.97%                6.97%
                                                       -----------------    -----------------    -----------------
Total investment securities........................       $14,776               $12,211              $26,987
Average rate.......................................          6.01%                 6.97%                6.44%

         Valentis entered an equipment financing agreement in 1998 with a commercial bank that matures in 2002. The outstanding balance as of September 30, 2000 was approximately $3.9 million at the bank's prime rate plus 0.5%. Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%. The outstanding balance as of September 30, 2000 was approximately $1.0 million.

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

                             Valentis, Inc.
                             ----------------
                             (Registrant)




Date:  November 14, 2000     /s/ Benjamin F. Mcgraw III
                             --------------------------
                             Benjamin F. McGraw III
                             President, Chief Executive Officer, and
                             Chairman of the Board of Directors




Date:  November 14, 2000     /s/ Bennet Weintraub
                             -------------------------
                             Bennet Weintraub
                             Chief Financial Officer and Vice President Finance
                             (Principal Financial and Accounting Officer)

                                 VALENTIS, INC.

                                  EXHIBIT INDEX



27 Financial Data Schedule (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).