Form 10-Q
period 2000-12-31
VALENTIS INC
filed 2001-02-14
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2000.

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

Commission File Number 0-22987

VALENTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3156660 (IRS Employer Identification No.)
863A Mitten Rd., Burlingame, CA (Address of principal offices)	94010 (Zip Code)

650-697-1900

(Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,477,312 as of January 31, 2001.

VALENTIS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2000	June 30, 2000
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,016	$18,459
Short-term investments	15,765	14,661
Other receivables	2,352	1,346
Prepaid expenses and other current assets	696	732

Total current assets	50,829	35,198
Property and equipment, net	7,908	9,328
Long-term investments	2,756	4,552
Goodwill and other intangible assets, net	8,190	11,056
Deposits and other assets	174	174

	$69,857	$60,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$150	$739
Accrued liabilities	3,881	4,126
Deferred revenue	5,000	5,267
Current portion of long-term debt	2,975	3,075

Total current liabilities	12,006	13,207
Long-term debt	1,253	2,697
Commitments Convertible Redeemable Preferred Stock	22,597	—
Stockholders' equity:
Common stock	29	29
Additional paid-in capital	173,338	165,366
Deferred compensation	(44)	(247)
Accumulated other comprehensive income	271	177
Accumulated deficit	(139,593)	(120,921)

Total stockholders' equity	34,001	44,404

	$69,857	$60,308

See accompanying notes

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2000	1999	2000	1999
	(unaudited)		(unaudited)
Collaborative research and development revenue	$1,054	$2,150	$1,906	$3,238
Research and development grant revenue	129	167	262	264

Total revenue	1,183	2,317	2,168	3,502
Operating expenses:
Research and development	7,723	7,087	14,750	12,574
General and administrative	2,048	1,822	3,834	3,641
Acquired in-process research and development	—	—	—	14,347
Amortization of goodwill and other acquired intangibles	1,433	1,499	2,866	2,334

Total operating expenses	11,204	10,408	21,450	32,896

Loss from operations	(10,021)	(8,091)	(19,282)	(29,394)
Interest income	547	426	1,084	944
Interest expense and other	(170)	(207)	(474)	(452)

Net loss	(9,644)	(7,872)	(18,672)	(28,902)
Deemed dividend	(181)	—	(181)	—
Dividends on convertible preferred stock	(110)	—	(110)	—

Net loss applicable to common stockholders	$(9,935)	$(7,872)	$(18,963)	$(28,902)

Basic and diluted net loss per common share	$(0.34)	$(0.30)	$(0.64)	$(1.16)

Shares used in computing basic and diluted net loss per share	29,452	26,363	29,416	24,987

See accompanying notes

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended December 31,
	2000	1999
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(18,672)	$(28,902)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,572	1,949
Amortization of goodwill and other acquired intangibles	2,866	2,335
Amortization of deferred compensation	203	145
Stock options granted to non-employees for services rendered	527	—
Purchase of in-process research and development with common stock	—	14,347
Changes in operating assets and liabilities:
Other receivables	(1,006)	1,231
Prepaid expenses and other assets	36	509
Deferred revenue	(267)	979
Accounts payable	(589)	(2,252)
Accrued liabilities	(245)	(352)
Other	—	33

Net cash used in operating activities	(15,575)	(9,978)

Cash flows from investing activities
Net cash acquired in acquisition	—	213
Purchase of property and equipment	(152)	(613)
Deposits and other assets	—	—
Purchase of available-for-sale investments	(13,873)	—
Maturities of available-for-sale investments	14,661	14,677

Net cash provided by (used in) investing activities	636	14,277

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	367
Payments on long-term debt	(1,544)	(1,517)
Proceeds from issuance of convertible & redeemable preferred stock	29,557	—
Proceeds from issuance of common stock, net of repurchases	483	538

Net cash provided by financing activities	28,496	(612)

Net increase (decrease) in cash and cash equivalents	13,557	3,687
Cash and cash equivalents, beginning of period	18,459	4,785

Cash and cash equivalents, end of period	$32,016	$8,472

Supplemental disclosure of cash flow information:
Interest paid	$284	$410
Schedule of non-cash transactions:
Construction in progress included in accrued liabilities	$—	$(126)
Tangible and intangible assets acquired for shares of common stock, net of cash acquired and liabilities assumed	$—	$6,343

See accompanying notes

VALENTIS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis", the "Company", "we", "us" or "our") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 2000 and 1999. The balance sheet at June 30, 2000 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

    The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2001. These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

    On August 27, 1999, Valentis acquired all the outstanding shares of PolyMASC Pharmaceuticals plc ("PolyMASC"). The transaction was accounted for under the purchase method of accounting.

    The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC. All significant intercompany balances and transactions have been eliminated.

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

    Included in deferred revenue at December 31, 2000, is $5.0 million related to Roche Holdings Ltd. ("Roche"). The deferred revenue will be earned either upon the achievement of certain milestones or, under certain circumstances, through the performance of additional contract research. An additional $185,000 is expected to be earned under an agreement with Roche through February 2001.

    If we continue to meet the milestones for the development of gene medicines under the Roche agreement, we may be entitled to payments of up to an additional $8.3 million. Upon successful completion of Phase II clinical testing, we may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

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

    The following have been excluded from the calculation of net loss per share at December 31, 2000 because the effect of inclusion would be antidilutive: 3,557 common shares outstanding that are subject to Valentis' right of repurchase which expires ratably over four years and options to purchase 3,015,559 shares of common stock at a weighted average price of $7.66 per share.

    In connection with the sale of 31,500 shares of Series A convertible redeemable preferred stock (see Note 5), at a purchase price of $1,000 per share, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. We have registered for resale up to 5,554,324 shares of common stock underlying the securities issued to the selling security holders in December 2000. The registered shares for resale include:

  •
  Up to 3,499,996 shares of common stock issuable upon conversion of the preferred stock;

  •
  Up to 1,266,828 shares of common stock issuable upon exercise of the common stock purchase warrants;

  •
  Up to 787,500 shares of common stock issuable in lieu of cash dividends payable on the preferred stock; and

  •
  An indeterminate number of additional shares of common stock that may become issuable in the event of any stock dividend, stock split, recapitalization or other similar transactions.

    The repurchasable shares, options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

    A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows (in thousands except per share amounts):

	Three months ended December 31,		Six months ended December 31,
	2000	1999	2000	1999
Net loss applicable to common stockholders	$(9,935)	$(7,872)	$(18,963)	$(28,902)

Basic and Diluted
Weighted average shares of common stock outstanding	29,456	26,398	29,423	25,029
Common shares subject to repurchase	(4)	(35)	(7)	(42)

Weighted average shares of common stock used in computing net loss per share	29,452	26,363	29,416	24,987

Basic and diluted net loss per share	$(0.34)	$(0.30)	$(0.64)	$(1.16)

4. Comprehensive Income (Loss)

    Following are the components of comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Net loss	$(9,644)	$(7,872)	$(18,672)	$(28,902)
Net unrealized gain (loss) on available-for-sale securities	39	4	96	17
Foreign currency translation adjustment	(82)	12	(2)	44

Comprehensive loss	$(9,687)	$(7,856)	$(18,578)	$(28,841)

    The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2000	June 30, 2000
Unrealized gain (loss) on available for sale investments	$55	$(41)
Foreign currency translation adjustments	216	218

Accumulated other comprehensive income	$271	$177

5. Issuance of Preferred Stock—Private Placement of Series A Convertible Redeemable Preferred Stock and Warrants

    In December 2000, we completed the private placement of 31,500 shares of Series A convertible redeemable preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31,500,000. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.

Summary of Certain Terms of the Series A Convertible Redeemable Preferred Stock

    This summary of terms of the Series A preferred stock and the related warrants issued is not a complete list of all specific terms of these instruments.

Dividends

    The Series A preferred stock, with a stated value of $1,000 per share, is entitled to cumulative dividends which shall accrue at an annual rate of 5%, payable quarterly, in cash, or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date.

Conversion

    Each share of Series A preferred stock, together with accrued and unpaid dividends, is convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $9.00, subject to certain anti-dilution adjustments.

Liquidation Preference

    In the event of our liquidation, the holders of the Series A preferred stock will be entitled to a liquidation preference, equal to $1,000 per share plus accrued and unpaid dividends, before any amounts are paid to the holders of our common stock.

Mandatory Redemption

    The Series A preferred stock shall be redeemed by us on June 4, 2004, subject to a one-year extension at the option of the holder, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends. The holders of the Series A preferred stock may also require that we redeem their shares, at a price equal to $1,000 per share plus accrued and unpaid dividends per share, under certain circumstances, including in the event that our common stock ceases to be listed on the Nasdaq National Market, there is a fundamental change in control of our company, or we breach any of our covenants to the holders.

Optional Redemption

    Beginning December 5, 2002, we may redeem all, but not less than all, of the outstanding shares of Series A preferred stock if a certain triggering event occurs. The triggering event occurs when the closing bid price of our common stock exceeds $24.83 (subject to adjustment upon the occurrence of certain events such as stock split) for twenty consecutive trading days.

Voting Rights

    Other than as required by law, the holders of the Series A preferred stock shall have no voting rights, except that the consent of the holders of a majority of the preferred stock shall be required to effect any change in our certificate of corporation that would materially and adversely affect any rights of the Series A preferred stock or would create any series of preferred stock with rights senior to those of the Series A preferred stock.

Summary of Certain Warrant Terms

    As part of the sale of Series A convertible redeemable preferred stock, we issued common stock purchase warrants, Class A and common stock purchase warrants, Class B to purchase an aggregate of 1,266,828 shares of our common stock.

Class A Warrants

    We issued common stock purchase warrants, Class A, exercisable for an aggregate of 959,512 shares of common stock to the purchasers of the Series A preferred stock and to the placement agents. The Class A Warrants are immediately exercisable and remain exercisable for four years at an exercise price of $10.25 per share, subject to adjustment. In the event that the average closing bid price of the common stock during any ten consecutive trading days exceeds 275% of the exercise price, we may cancel the Class A warrants or require that the holders exercise the warrants.

Class B Warrants

    We issued common stock purchase warrants, Class B, to the purchasers of the Series A preferred stock, exercisable for an aggregate of 307,316 shares of common stock. The Class B Warrants become exercisable one year after issuance and remain exercisable for three years at an exercise price of $10.25 per share, subject to adjustment. If, at any time before the one-year anniversary of the issuance of the warrants, the closing bid price of our common stock exceeds $23.99 for twenty consecutive trading days, these warrants shall be cancelled.

Summary of Certain Preferred Stock and Warrant Accounting

    The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Series A and B warrants exercisable for an aggregate of 1,266,820 shares of common stock issued in the private placement. The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

    The accretion of Series A and B warrants for the period ending December 31, 2000 was approximately $121,000. The accretion of the beneficial conversion feature for the period ending December 31, 2000 was approximately $21,000. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

    Accrued dividends, calculated at value at the rate of 5% per annum, was approximately $110,000 for the period ending December 31, 2000 and was charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

    Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $39,000 was included in the calculation of net loss applicable to common stockholders.

    Additional details associated with our December 5, 2000 Private Placement of Series A Preferred Stock and Warrants can be obtained from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Actual results or events could differ materially from those anticipated in these forward-looking statements as a result of certain factors described herein and elsewhere including, in particular, those factors described under "Additional Factors That Might Affect Future Results" set forth below.

    This report on Form 10-Q, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed in this report.

OVERVIEW

VALENTIS USES THE DISCOVERIES OF GENOMICS RESEARCH TO CREATE NOVEL GENE MEDICINES AND PEGYLATION PRODUCTS.	Valentis has positioned itself to be the near-term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and gene medicines. We combine the discoveries of genomics research with our proprietary delivery systems to create therapeutics designed to improved safety, efficacy or dosing convenience.

Valentis has what is believed to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals. Since our inception in 1992, we have applied our preclinical and early clinical development expertise to create a portfolio of delivery technologies that allow us to develop novel therapeutics and improved versions of existing marketed biopharmaceuticals. Our core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improve the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics, antibodies, replicating and non replicating viruses and liposomes. We focus our research and development efforts in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology.

STRATEGY AND BUSINESS MODEL
VALENTIS' STRATEGY IS TO ADVANCE ITS GENE MEDICINES AND PEGYLATED PRODUCTS ONLY THROUGH EARLY CLINICAL TRIALS.
Our commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of gene-based therapeutics and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing.
LATE STAGE CLINICAL TESTING, LARGE-SCALE MANUFACTURING AND SALES WILL BE MANAGED THROUGH CORPORATE PARTNERSHIPS.	In the quarter ending December 31, 2000, Valentis and our PolyMASC subsidiary, initiated two new corporate partnerships. Those are:
	•	Oxford BioMedica for joint development a new PEGylated version of MetXia®, Oxford BioMedica's cancer drug, and
	•	Epimmune, Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for vaccines against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV).

TECHNOLOGY PLATFORMS
VALENTIS DEVELOPS BIOPHARMACEUTICAL DELIVERY SYSTEMS BASED ON TWO BROAD TECHNOLOGY PLATFORMS:
(1) GENE MEDICINES; AND
GENE MEDICINES — Every cell in the human body contains genes that code for the production of proteins that directly and/or indirectly impact all of the body's functions. Valentis is developing a broad technology platform consisting of several in vivo, synthetic gene delivery systems. Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression, which is designed to control expression of the therapeutic gene in the cell; and (ii) lipids, polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

Gene medicines are used to achieve production of therapeutic proteins in their natural, most active form to correct, prevent or modulate genetic and acquired diseases. Gene medicines are typically administered by conventional pharmaceutical routes after being reconstituted from single-vial, stable, lyophilized products.
(2) PEGYLATION TECHNOLOGIES.
PEGYLATION TECHNOLOGIES — The primary technological focus of PolyMASC Pharmaceuticals plc, which was acquired by Valentis in August 1999, is the creation of improved biopharmaceuticals through the application of PEGylation technologies. PEGylation is an established technology that involves the attachment of the polymer polyethylene glycol (PEG) to biological agents or chemical compounds to alter their pharmacokinetics (distribution in the body, metabolism and excretion), which can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy. With PEGylation, both recognition by antibodies (antigenicity) and stimulation of immune responses (immunogenicity) typically are reduced.

Valentis' PEGylation technology allows for the gentle coupling of PEG molecules directly to proteins (protoMASC™), antibodies (antiMASC™), viruses (viraMASC™) and liposomes (lipoMASC™) in a manner that retains biological activity.
PRODUCTS IN DEVELOPMENT
VALENTIS HAS SEVEN GENE MEDICINE PRODUCTS IN HUMAN CLINICAL TESTING:
ONCOLOGY — Valentis has four clinical trials underway using gene medicines as cancer immunotherapeutics for the treatment of head and neck cancer, melanoma, solid tumors and cancers of the lung. Additional information about these gene medicines is listed below:
• FOUR ONCOLOGY GENE MEDICINES
Interleukin-2 (IL-2) gene medicine plus chemotherapy is in an 80 patient multi-center Phase IIb trial for the treatment of head and neck cancer. Patient enrollment was completed in February 2001 and results of the trial are expected in the fall of 2001.

An Interleukin-12 (IL-12) plus interferon-alpha (IFN-alpha) combination gene medicine is currently in Phase IIa trial for the treatment of Squamous Cell Carcinoma of the Head and Neck (SCCHN).

Positive interim results were released in October, 2000 from a Phase IIa clinical trial for advanced melanoma using a combination gene medicine of IL-2 plus Superantigen B showing that treatment with the combination gene medicine appears generally safe and was associated with anti-tumor immune responses. The study is being conducted under a physician-sponsored Investigational New Drug, submitted to the FDA in April 1998 for evaluation of the proprietary non-viral gene-based cancer immunotherapeutic. The dose-ranging study examines the safety and efficacy of the two-gene combination in Valentis' proprietary lipid-based formulation, which was injected directly into tumors.

Intravenous delivery of IL-2 gene medicine. In November 2000, we filed an Investigational New Drug application with the FDA for an intravenous IL-2 gene medicine for the treatment of cancers of the lung. In January 2001, we received clearance from the FDA to begin human clinical treatment. Patient dosing is expected to begin in the near future. Under the testing protocol, up to 36 patients will be enrolled in this multi-center clinical study, expected to run through 2001.
• THREE VEGF165 GENE MEDICINES FOR CARDIOVASCULAR DISEASE ARE IN CLINICAL TRIALS.
In March 1998, a VEGF165 gene medicine employing Valentis' proprietary cationic lipid-based gene delivery system became the subject of two physician-initiated Phase IIb angioplasty clinical trials, one for peripheral vascular disease (PVD) and one for coronary artery disease (CAD) due to ischemia caused by atherosclerosis. The gene medicine is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty. Patients enrolled in the clinical trials received a plasmid based, non-viral VEGF165 gene medicine, an adenovirus encoding VEGF165, or a placebo. The gene medicines are administered via catheter to patients immediately following angioplasty and stent insertion.

The coronary artery disease trial has completed its 90 patient enrollment. The peripheral vascular disease trial is expected to complete its 75 patient enrollment in the first quarter of calendar 2001. We expect the preliminary results from these two trials to be released in mid-2001.
VALENTIS HAS FILED AN INVESTIGATIONAL NEW DRUG APPLICATION WITH THE FDA FOR ITS PROPRIETARY DEL-1 ANGIOGENESIS GENE MEDICINE.
In November 2000, we filed an Investigational New Drug (IND) application with the FDA for Del-1, an angiogenesis gene medicine intended for the treatment of peripheral arterial disease (PAD). This application is currently under review by the FDA. Once we receive clearance for the PAD protocol, we expect to file an IND to develop the Del-1 gene medicine for coronary arterial disease (CAD).

THROUGH OUR WHOLLY-OWNED SUBSIDIARY, POLYMASC, WE CONTINUE TO ADVANCE OUR PEGYLATION PRODUCTS THROUGH PRECLINICAL DEVELOPMENT.
PolyMASC is developing a number of product applications using its protoMASC™, viraMASC™, and antiMASC™technologies on its own and through corporate collaborations. PolyMASC has corporate collaborations with Oxford BioMedica, Transkaryotic Therapies (TKT), Bayer Corporation, Flemington Pharmaceutical Corp. and Viragen, Inc. to develop PEGylated versions of proteins. PolyMASC's collaboration with Onyx Pharmaceuticals, Inc. was established to develop a PEGylated version of the ONYX CI-1042 viral-based cancer therapeutic. The Bayer, Flemington and Viragen collaborations are in the early stages of feasibility and development. The TKT and Onyx collaborations are licensing agreements.

INTELLECTUAL PROPERTY

VALENTIS RECEIVED A BROAD U.S. PATENT COVERING PEGYLATED LIPOSOME PRODUCTS.	In October 2000, the U.S. Patent and Trademark Office granted PolyMASC, Valentis' wholly owned subsidiary, a broad patent covering polyethylene glycol modified liposomes. The patent, U.S. Patent Number 6,132,763, is titled "Liposomes" and is based on pioneering work by PolyMASC inventors in PEG technology (the field of attaching PEG chains to biomolecules).
VALENTIS WON A DECISION OVER ALZA'S OPPOSITION TO THE JAPANESE PATENT COVING PEGYLATED LIPOSOME PRODUCTS.
Also in October 2000, the Trial Section of the Japanese Patent Office rejected the opposition brought by Alza Corporation against Japanese Patent No. 2948246 that had been issued to Valentis' wholly owned subsidiary PolyMASC in July 1999. The Japanese Patent Office issued a decision maintaining PolyMASC's patent as granted. This broad patent covers the processes for extending the circulation time of liposomes by adding polyethylene glycol chains, and is the Japanese counterpart to U.S. Patent No. 6,132,763, both entitled "Liposomes".

Valentis believes this positive decision by the Japanese Patent Office together with the issuance of the related U.S. patent, supports Valentis' proprietary position with regard to LipoMASC™ technology. We intend to exploit this core delivery technology through future collaborations and licenses with companies developing or selling PEG-liposome products.

RESULTS OF OPERATIONS

Revenue

    Valentis' revenue was approximately $1.2 million for the quarter ended December 31, 2000 compared to approximately $2.3 million in the corresponding quarter of 1999. Revenues attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Roche Holdings, Ltd.	$554	$1,750	$1,108	$2,750
Boehringer Ingelheim	107	213	267	213
Eli Lilly	—	20	—	108
Other collaborative research and development	393	167	531	167

Total collaborative research and development	1,054	2,150	1,906	3,238
Research and development grant revenue	129	167	262	264

Total Revenue	$1,183	$2,317	$2,168	$3,502

    Changes in revenue for the quarter ended December 31, 2000 compared to the previous year are explained below:

  •
  Revenue from Roche decreased by approximately $1.2 million for the quarter ended December 31, 2000 compared to the corresponding period in 1999 due to a $750,000 milestone payment recognized in 1999 and a reduction in the amount of Research and Development revenue recognized during the period. An additional $185,000 is expected to be earned under the Roche agreement through February 2001.

  •
  Recognition of revenue from Boehringer Ingelheim (BI) commenced under a 15-month collaboration signed in September 1999. BI revenue decreased by $106,000 for the quarter ended December 31, 2000 compared to the corresponding period in 1999, due to a reduction in the amount of research and development revenue recognized during the period and due to the BI contract ending in December 2000.

  •
  Revenue and preclinical work under the Lilly agreement was completed during fiscal year 2000.

  •
  Other revenue includes revenue from PolyMASC collaborations and increased revenue associated with a new license and milestone payment from Heska realized in the quarter ending December 31, 2000 and a new license with Epimmune and milestone payment realized in the quarter ending December 31, 2000.

  •
  Grant revenue includes three new SBIR grants that commenced in July and September 2000.

    Included in deferred revenue at December 31, 2000 is $5.0 million related to Roche. The remainder of the deferred revenue will be earned either upon the achievement of certain milestones or, under certain circumstances, through the performance of additional contract research. Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation.

    If Valentis continues to meet the milestones for the development of gene medicines under the agreement with Roche, we may be entitled to payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

    To date, substantially all revenue has been generated by collaborative research and development agreements from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch™ gene regulation system to the research market. Under the terms of our corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs. We expect that future revenue will be derived in the short-term from research and development agreements and milestone payments, and in the long-term from royalties on product sales.

    We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2000, Valentis' accumulated deficit was approximately $139.6 million.

Expenses

    Research and development expenses increased to $7.7 million and $14.8 million for the quarter and six months ended December 31, 2000, respectively, from $7.1 million and $12.6 million in the corresponding periods of 1999. The increases were attributable to increased costs associated with clinical trial expenditures. The increase for the six-month period ended December 31, 2000 was further attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999. We expect research and development and clinical trial expenses to continue to increase as additional product candidates progress into and through clinical testing.

    General and administrative expenses for the quarter and six months ended December 31, 2000 increased to $2.0 million and $3.8 million, respectively, from $1.8 million and $3.6 million in the corresponding periods of 1999. The increases were due to the addition of business development staff. The six months increase for the period ended December 31, 2000 was further attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999. We expect general and administrative expenses to continue to increase due to additional business development activities and to support expanded research and development activities.

    In August 1999, Valentis acquired PolyMASC Pharmaceuticals plc and in September 1999, we recorded $14.3 million of acquired in-process research and development as part of the acquisition.

Interest Income and Expense and Other, Net

    Interest income and expense and other, net was $377,000 for the quarter ended December 31, 2000, compared to $219,000 for the corresponding quarter of the prior year. For the six months ended December 31, 2000, interest income and expense and other, net was $610,000 compared to $492,000 for the corresponding period of the prior year. The net increase resulted primarily from lower interest expense associated with lower financing balance and increased interest income from higher investment balances.

Liquidity and Capital Resources

    As of December 31, 2000, Valentis had approximately $50.5 million in cash, cash equivalents and investments compared to $37.7 million at June 30, 2000. Net cash used in our operations for the six months ended December 31, 2000 was $15.6 million compared to $10.0 million used in the corresponding period of 1999. Cash was used primarily to fund increasing levels of research and development including clinical trials, and general and administrative activities. Capital expenditures were $152,000 for the six months ended December 31, 2000 compared to $613,000 in the corresponding quarter of 1999. We expect our capital expenditures in the future to be at higher levels to those expended in the period ended December 31, 2000.

    In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of December 31, 2000, the outstanding balance under this financing agreement was $273,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In May 1996, we entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of December 31, 2000, the outstanding balance under this financing agreement was $605,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In June 1995, we established a line of credit for $8.0 million with a commercial bank. In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At December 31, 2000, the outstanding balance was $3.4 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investment balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

    We anticipate that our cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through June 2002. However, we may require additional funding prior to such time. Valentis' future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control. We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements. Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Quarterly Report on Form 10-Q. Any of these risk factors could materially and adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially harm our business, operating results and financial condition.

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

    If we cannot satisfy existing clinical and regulatory approval requirements, we or one of our partners may not be able to market our products. We may not obtain regulatory approval for the commercial sale of any of our products, or be able to demonstrate that a potential product is safe and effective for its intended use. We cannot be certain that our corporate partners or we will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them.

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

    Since our inception, we have engaged in research and development activities. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. As of December 31, 2000, we have incurred losses totaling $139.6 million. The process of developing our products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

WE MUST BE ABLE TO CONTINUE TO SECURE ADDITIONAL FINANCING

    Developing and commercializing our potential products will require substantial additional financial resources. Because we cannot expect internally generated cash flow to fund development and commercialization of our products, we will look to outside sources for funding. These sources could involve one or more of the following types of transactions:

  •
  technology partnerships;

  •
  technology sales;

  •
  technology licenses;

  •
  issuing debt; or

  •
  sales of common or preferred stock.

    Our future capital requirements will depend on many factors, including:

  •
  scientific progress in our research and development programs;

  •
  size and complexity of such programs;

  •
  scope and results of preclinical studies and clinical trials;

  •
  ability to establish and maintain corporate collaborations;

  •
  time and costs involved in obtaining regulatory approvals;

  •
  time and costs involved in filing, prosecuting and enforcing patent claims;

  •
  competing technological and market developments; and

  •
  the cost of manufacturing material for preclinical, clinical and commercial purposes.

    We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We have not generated significant royalty revenues from product sales, and we do not expect to receive significant revenue from royalties for the foreseeable future, if ever. We expect that our existing resources will enable us to maintain our operations through at least June 2002. However, we may require additional funding prior to such time.

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

    We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics or are incorporating PEGylated technologies into new pharmaceuticals. Many of these companies are addressing diseases that have been targeted by our corporate partners and us. We are also aware that some of our corporate partners are developing gene-based and PEGylated therapeutics with one or more of our competitors. We also face competition from companies developing cell-based therapies and from companies using more traditional approaches to treating human diseases. Most of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

  •
  research and development;

  •
  clinical trials;

  •
  obtaining Food and Drug Administration and other regulatory approvals; and

  •
  manufacturing, marketing and distribution.

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

WE MAY BE UNABLE TO PROTECT OUR PATENTS AND PROPRIETARY RIGHTS

    We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively. Our success will depend to a significant degree on our ability to:

  •
  obtain patents and licenses to patent rights;

  •
  preserve trade secrets; and

  •
  operate without infringing on the proprietary rights of others.

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

    Prior to marketing any drug or biological product in the United State, a potential product must undergo rigorous preclinical studies and clinical trials. In addition, the product must receive regulatory approval from the federal Food and Drug Agency. Satisfaction of the FDA requirements typically takes several years or more and costs a substantial amount of money. We cannot be certain that we will obtain regulatory approval even if we devote substantial resources and time. The regulatory process in the biologics delivery industry is costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approvals could decrease our ability to generate revenue and make it more difficult to obtain additional financing necessary to fund our operations.

    In addition, drug manufacturing facilities in the United States must comply with the FDA's good manufacturing process regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. While we anticipate that we will be able to manufacture product that meets these requirements, we may be unable to attain or maintain compliance with current or future Good Manufacturing Practices requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable regulatory requirements, we may suffer restrictions on our ability to market the product, including mandatory withdrawal of the product from the market. This, or an unexpected increase in the cost of compliance, could decrease our ability to generate revenue or become profitable.

WE MUST OBTAIN FOREIGN REGULATORY APPROVALS TO MAKE AND SELL PRODUCTS IN FOREIGN COUNTRIES

    We cannot be certain that we will obtain regulatory approvals in other countries. In order to market our products outside the United States, we, and our corporate partners, must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries might differ from that required obtaining FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

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

THE RESULTS OF OUR EARLY CLINICAL TRIALS ARE BASED ON A SMALL NUMBER OF PATIENTS OVER A SHORT PERIOD OF TIME, AND OUR SUCCESS MAY NOT BE INDICATIVE OF RESULTS IN A LARGE NUMBER OF PATIENTS OR HAVE LASTING EFFECTS

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

DELAWARE LAW AND OUR CHARTER COULD MAKE THE ACQUISITION OF OUR COMPANY BY ANOTHER COMPANY MORE DIFFICULT

    We are incorporated in the State of Delaware. Provisions of Delaware law applicable to our company could delay a merger, tender offer or proxy contest or make such a transaction more difficult. State laws prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. In addition, our Board of Directors may issue shares of preferred stock without the approval of our stockholders. The rights of our common stockholders may be decreased by the rights of the any future preferred stockholders. In addition, we have:

  •
  a board of directors divided into three classes, with staggered, three-year terms;

  •
  no right of stockholders to act by written consent without a meeting;

  •
  advance stockholder notice required to nominate directors and raise matters at the annual stockholders meeting;

  •
  no cumulative voting in the election of directors; and

  •
  removal of directors only for cause and with a two-thirds vote of our issued common stock.

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

THERE ARE RISKS ASSOCIATED WITH ACQUIRING OTHER COMPANIES

    Part of our strategy is to grow through mergers and acquisitions of products, companies and businesses, and we intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to existing stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. In addition, mergers and acquisitions involve numerous other risks, including:

  •
  difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

  •
  diversion of management's attention from other business concerns; and

  •
  the potential loss of key employees of the acquired companies.

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

THE STOCK MARKET IS VOLATILE AND OUR STOCK PRICE COULD DECLINE

    Our common stock has closed as high as $18.8125 and as low as $5.375 between December 31, 1999 and February 13, 2001. Market fluctuations or volatility could cause the market price of our common stock to decline. In recent years the stock market in general and the market for biotechnology-related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performances of the affected companies. Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance. These fluctuations could cause the market price of our common stock to decline.

CONVERSION OF SERIES A PREFERRED SHARES AND THE EXERCISE OF THE RELATED WARRANTS COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK

    On December 5, 2000, we issued 31,500 shares of our Series A convertible redeemable preferred stock, $1,000 stated value per share, and common stock warrants to purchase an aggregate of 1,266,828 shares of our common stock with a current exercise price of $10.25 per share, subject to adjustment. The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly. Each share of Series A preferred stock, plus accrued and unpaid dividends, is convertible into shares of the Company's common stock at a fixed conversion price of $9.00 per share, subject to adjustment. For additional information regarding the Series A preferred stock and the common stock warrants, see our Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

    To the extent shares of Series A preferred stock are converted, the warrants are exercised and the dividends on the Series A preferred stock are paid in shares of common stock rather than cash, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock and may result in substantial dilution to the interests of other holders of our common stock.

THE SALE AND ISSUANCE OF THE SERIES A PREFERRED STOCK WILL HAVE AN IMPACT TO EARNINGS AVAILABLE TO COMMON STOCKHOLDERS

    Of the proceeds from our sale of Series A convertible redeemable preferred stock, approximately $7.0 million will be allocated to both the common stock warrants and the conversion option feature included within the subscription agreement, and will be reflected as an increase to additional paid-in capital and a decrease to the Series A convertible redeemable preferred stock. This $7.0 million will be accreted to preferred stock over the term of the initial redemption period. This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

    Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the term of the initial redemption period. This accretion will increase the net loss (reduce the net income) available to common stockholders.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

    We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

	2000	2001	2002	Total
Cash equivalents
Fixed rate	$23,688	$6,493	—	$30,181
Average rate	6.58%	6.68%	—	6.60%
Short-term investments
Fixed rate	—	$15,765	—	15,765
Average rate	—	6.85%	—	6.85%
Long-term investments
Fixed rate	—	—	$2,756	$2,756
Average rate	—	—	6.28%	6.28%

Total investment securities	$23,688	$22,258	$2,756	$48,702
Average rate	6.58%	6.80%	6.28%	6.67%

    In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank and in May 1998 converted the entire balance into a term loan that matures in 2002. The outstanding balance as of December 31, 2000 was approximately $3.4 million at the bank's prime rate plus 0.5%. Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%. The outstanding balance as of December 31, 2000 was approximately $878,000.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None
ITEM 2.
CHANGES IN SECURITIES AND USE OF PROCEEDS
On August 22, 2000, Valentis sold and issued 31,500 shares of Series A convertible preferred stock, $1,000 stated value per share, and warrants to purchase 1,266,828 shares of Valentis' common stock with a current warrant exercise price of $10.25 per share to certain institutional and other accredited investors in a private placement exempt from registration under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Series A convertible redeemable preferred stock is currently convertible into 3,499,996 shares of common stock, and is entitled to cumulative dividends at an annual rate of 5%, which may be paid in shares of common stock, at our election. Pursuant to the terms of certain Subscription Agreements, dated as of November 20, 2000, between the Company and each of the purchasers of the Series A convertible redeemable preferred stock, on January 19, 2001, the Company filed a Registration Statement on Form S-3 (File No. 333-54066), with respect to certain resales by the purchasers, on a delayed or continuous basis under Rule 415 of the Securities Act, of the common stock issuable (i) upon conversion of the preferred stock, (ii) upon exercise of the warrants and (iii) as dividends on the preferred stock. The total proceeds of the offering were $31.5 million. The net cash proceeds of the offering, after expenses, were approximately $29.6 million. Valentis intends to use the proceeds from the financing for general corporate purposes, including working capital to fund ongoing research and development projects.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On December 12, 2000, in connection with the Company's Annual Meeting of Stockholders, the following proposals were voted on as follows:
PROPOSAL 1: Election of Directors.
PROPOSAL 2: Amendment to the Company's 1997 Equity Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance thereunder by 2,000,000 shares.
PROPOSAL 3: Amendment to the Company's 1998 Non-Employee Directors Stock Option Plan to increase the aggregate number of shares of common stock authorized for issuance there under by 200,000 shares.
PROPOSAL 4: Amendment to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of common stock authorized for issuance there under by 200,000 shares.
PROPOSAL 5: Ratification of Ernst & Young LLP as the Company's independent auditors.

The voting of stockholders with respect to each of the foregoing proposals was as follows:

	Votes For	Votes Against	Votes Abstained
Election as Director:
Raju Kucherlapati, MD. Ph.D.	18,750,929	625,855	0
Bert W. O'Malley	18,752,357	624,646	0
Mark McDade	18,752,138	624,427	0
Proposal 2	5,021,851	3,196,472	27,984
Proposal 3	6,140,693	2,076,544	29,070
Proposal 4	8,070,282	159,907	16,118
Proposal 5	19,346,983	13,508	16,293
ITEM 5.	OTHER INFORMATION None
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a. Exhibits
4.1(1)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
4.2(1)	Form of Common Stock Purchase Warrant, Class A.
4.3(1)	Form of Common Stock Purchase Warrant, Class B.
10.1(1)	Form of Subscription Agreement between the Registrant and each of the selling securityholders, dated as of November 20, 2000.
b. Reports on Form 8-K None

(1)
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-54066), filed with the SEC on January 19, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.
Date: February 14, 2001	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III President, Chief Executive Officer, and Chairman of the Board of Directors
Date: February 14, 2001	/s/ BENNET WEINTRAUB Bennet Weintraub Chief Financial Officer and Vice President Finance (Principal Financial and Accounting Officer)

VALENTIS INC.

EXHIBIT INDEX

Exhibit Number	Description
4.1(1)	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
4.2(1)	Form of Common Stock Purchase Warrant, Class A.
4.3(1)	Form of Common Stock Purchase Warrant, Class B.
10.1(1)	Form of Subscription Agreement between the Registrant and each of the selling securityholders, dated as of November 20, 2000.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-54066), filed with the SEC on January 19, 2001.

QuickLinks

VALENTIS, INC. INDEX
VALENTIS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
VALENTIS, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
SIGNATURES
VALENTIS INC.
EXHIBIT INDEX