Form 10-Q
period 2001-03-31
VALENTIS INC
filed 2001-05-15
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.For the quarterly period ended March 31, 2001.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-22987

VALENTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156660
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

863A Mitten Rd., Burlingame, CA	94010
(Address of principal offices)	(Zip Code)

650-697-1900
(Registrant’s telephone number including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

          The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,671,180 as of April 30, 2001.

VALENTIS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001	June 30, 2000
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,038	$18,459
Short–term investments	21,926	14,661
Other receivables	993	1,346
Prepaid expenses and other current assets	614	732
Total current assets	40,571	35,198

Property and equipment, net	7,327	9,328
Long–term investments	5,981	4,552
Goodwill and other intangible assets, net	6,756	11,056
Deposits and other assets	44	174
	$60,679	$60,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$657	$739
Accrued liabilities	3,338	4,126
Deferred revenue	4,583	5,267
Current portion of long–term debt	2,810	3,075
Total current liabilities	11,388	13,207

Long–term debt	672	2,697
Commitments
Convertible Redeemable Preferred Stock	23,246	-
Stockholders' equity:
Common stock	30	29
Additional paid–in capital	173,429	165,366
Deferred compensation	(14)	(247)
Accumulated other comprehensive income	633	177
Accumulated deficit	(148,705)	(120,921)
Total stockholders' equity	25,373	44,404
	$60,679	$60,308

See accompanying notes

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000
	(unaudited)		(unaudited)

Collaborative research and development revenue	$940	$965	$2,846	$4,301
Research and development grant revenue	61	86	323	252
Total revenue	1,001	1,051	3,169	4,553

Operating expenses:
Research and development	6,854	6,296	21,602	18,869
General and administrative	2,087	1,726	5,921	5,368
Acquired in–process research and development	-	-	-	14,347
Amortization of goodwill and other acquired intangibles	1,433	1,341	4,300	3,675
Total operating expenses	10,374	9,363	31,823	42,259
Loss from operations	(9,373)	(8,312)	(28,654)	(37,706)

Interest income	677	351	1,761	1,295
Interest expense and other	(417)	(304)	(891)	(756)
Net loss	(9,113)	(8,265)	(27,784)	(37,167)

Deemed dividend and other	(649)	-	(830)	-
Dividends on convertible preferred stock	(394)	-	(504)	-
Net loss applicable to common stockholders	$(10,156)	$(8,265)	$(29,118)	$(37,167)

Basic and diluted net loss per common share	$(0.34)	$(0.31)	$(0.99)	$(1.45)

Shares used in computing basic and diluted net loss per common share	29,545	26,838	29,459	25,604

See accompanying notes

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended March 31,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(27,784)	$(37,167)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,313	2,706
Amortization of goodwill and other acquired intangibles	4,300	3,675
Amortization of deferred compensation	233	202
Stock options granted to non–employees for services rendered	615	153
Purchase of in–process research and development with common stock	-	14,347
Changes in operating assets and liabilities:
Other receivables	353	1,215
Prepaid expenses and other assets	248	608
Deferred revenue	(684)	744
Accounts payable	(82)	(1,236)
Accrued liabilities	(788)	(1,455)
Foreign currency translation adjustment	279	72
Net cash used in operating activities	(20,997)	(16,136)

Cash flows from investing activities:
Net cash acquired in acquisition	-	213
Purchase of property and equipment	(312)	(676)
Purchase of available–for–sale investments	(27,702)	-
Maturities of available–for–sale investments	19,185	17,237
Net cash provided by (used in) investing activities	(8,829)	16,774

Cash flows from financing activities:
Proceeds from issuance of long–term debt	-	404
Payments on long–term debt	(2,290)	(2,310)
Proceeds from issuance of convertible & redeemable preferred stock	29,557	-
Proceeds from issuance of common stock, net of repurchases	1,138	5,139
Net cash provided by financing activities	28,405	3,233

Net increase (decrease) in cash and cash equivalents	(1,421)	3,871
Cash and cash equivalents, beginning of period	18,459	4,785
Cash and cash equivalents, end of period	$17,038	$8,656

Supplemental disclosure of cash flow information:
Interest paid	$388	$560
Schedule of non–cash transactions:
Construction in progress included in accrued liabilities	$-	$(126)
Tangible and intangible assets acquired for shares of common stock, net of cash acquired and liabilities assumed	$-	$6,343

Dividends paid in common stock	$437	$-

Common stock and options assumed in business acquisition	$-	$19,266

See accompanying notes VALENTIS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

             The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis”, the “Company”, “we”, “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2001 and 2000.  The balance sheet at June 30, 2000 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

             The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2001.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2000, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

             On August 27, 1999, Valentis acquired all the outstanding shares of PolyMASC Pharmaceuticals plc (“PolyMASC”).  The transaction was accounted for under the purchase method of accounting.  In April 2001, the Company announced that it would consolidate all of its PEGylation research activities from the PolyMASC facilities in London, England into its preclinical research and development center in The Woodlands, Texas over the next six months.  About 20 jobs will be eliminated in the closure of the London center.  This restructuring will allow Valentis to utilize the research and development capabilities already present in its Texas operations to more rapidly advance its products and partnerships in the PEGylation area.

             The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly–owned subsidiary, PolyMASC.  All significant intercompany balances and transactions have been eliminated.

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

             Deferred revenue at March 31, 2001, comprised of $4.6 million related to Roche Holdings Ltd. ("Roche"), is being earned through the performance of contract research.  $601,000 was earned this quarter under the agreement with Roche.

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

3. Net Loss Per Share

             Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted–average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase.  Diluted earnings per share include the dilutive effect of options, warrants and convertible securities, if dilutive.  Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be antidilutive.

             The following have been excluded from the calculation of net loss per share at March 31, 2001 because the effect of inclusion would be antidilutive: 126 common shares outstanding that are subject to Valentis' right of repurchase which expires ratably over four years and options to purchase 2,948,040 shares of common stock at a weighted average price of $7.63 per share.

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

             The repurchasable shares, options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

             A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows (in thousands except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000

Net loss applicable to common stockholders	$(10,156)	$(8,265)	$(29,118)	$(37,167)

Basic and Diluted
Weighted average shares of common stock outstanding	29,545	26,859	29,463	25,637
Common shares subject to repurchase	-	(21)	(4)	(33)
Weighted average shares of common stock used in computing net loss per common share	29,545	26,838	29,459	25,604
Basic and diluted net loss per share	$(0.34)	$(0.31)	$(0.99)	$(1.45)

4. Comprehensive Income (Loss)

             Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2001	2000	2001	2000

Net loss	$(9,113)	$(8,265)	$(27,784)	$(37,167)
Net unrealized gain on available-for-sale securities	81	42	177	59
Foreign currency translation adjustment	281	28	279	72
Comprehensive loss	$(8,751)	$(8,195)	$(27,328)	$(37,036)

             The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2001	June 30, 2000

Unrealized gain (loss) on available-for-sale securities	$136	$(41)
Foreign currency translation adjustments	497	218
Accumulated other comprehensive income	$633	$177

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

Dividends

             The Series A preferred stock, with a stated value of $1,000 per share, is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash, or, at our election, in shares of common stock.  If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date.

             On March 15, the Company made its first dividend payment of 65,066 shares of common stock for the period from December 5, 2000 to March 15, 2001.

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

Voting Rights

             Other than as required by law, the holders of the Series A preferred stock shall have no voting rights, except that the consent of the holders of a majority of the preferred stock shall be required to effect any change in our certificate of incorporation that would materially and adversely affect any rights of the Series A preferred stock or would create any series of preferred stock with rights senior to those of the Series A preferred stock.

Summary of Certain Warrant Terms

             As part of the sale of Series A convertible redeemable preferred stock, we issued Class A common stock purchase warrants and Class B common stock purchase warrants to purchase an aggregate of 1,266,828 shares of our common stock.

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

Summary of Preferred Stock and Warrant Accounting

             The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Series A and B warrants exercisable for an aggregate of 1,266,820 shares of common stock issued in the private placement.  The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period.  After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments”.  The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

             The accretion of Series A and B warrants for the three months and nine months ended March 31, 2001 was approximately $432,000 and $552,000 respectively.  The accretion of the beneficial conversion feature for the three months and nine months ended March 31, 2001 was approximately $78,000 and $100,000 respectively.  The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

             Accrued dividends, calculated at value at the rate of 5% per annum, were approximately $394,000 and $504,000, respectively, for the three months and nine months ended March 31, 2001 and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

             Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period.  The accretion of issuance costs was approximately $139,000 and $178,000, respectively, for the three months and nine months ended March 31, 2001 and was included in the calculation of net loss applicable to common stockholders.

             The foregoing summary of the Series A Preferred Stock and Warrants does not purport to be a complete description and is qualified in its entirety by reference to the forms of Subscription Agreement; Common Stock Purchase Warrant, Class A; Common Stock Purchase Warrant, Class B; and the Certificate of Designations of Series A Convertible Redeemable Preferred Stock, each of which is incorporated by reference herein and copies of which were filed as exhibits to the Company’s Registration Statement on Form S-3 (File No. 333-54066) filed with the SEC on January 19, 2001.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements that involve risks and uncertainties. Actual results or events could differ materially from those anticipated in these forward–looking statements as a result of certain factors described herein and elsewhere including, in particular, those factors described under "Additional Factors That Might Affect Future Results" set forth below.

             This report on Form 10-Q, including the documents that we incorporate by reference, contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward–looking.  These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases.  Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.  Any forward–looking statements are qualified in their entirety by reference to the factors discussed in this report.

OVERVIEW
VALENTIS USES THE DISCOVERIES OF GENOMICS RESEARCH TO CREATE NOVEL GENE MEDICINES AND PEGYLATION PRODUCTS.	Valentis has positioned itself to be the near–term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and gene medicines. We combine the discoveries of genomics research with our proprietary delivery systems to create therapeutics designed to improved safety, efficacy or dosing convenience.

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

STRATEGY AND BUSINESS MODEL
VALENTIS' STRATEGY IS TO ADVANCE ITS GENE MEDICINES AND PEGYLATED PRODUCTS ONLY THROUGH EARLY CLINICAL TRIALS.	Our commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of gene–based therapeutics and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large–scale clinical and commercial manufacturing.

Revenue and preclinical work performed under the collaboration with Lilly was completed during fiscal year 2000. Data from Valentis’ preclinical studies using the BRCA1 gene did not support taking the product into a clinical development program. The Lilly agreement has now expired according to its terms.

TECHNOLOGY PLATFORMS
VALENTIS DEVELOPS BIOPHARMACEUTICAL DELIVERY SYSTEMS BASED ON TWO BROAD TECHNOLOGY PLATFORMS:

(1) GENE MEDICINES	GENE MEDICINES — Every cell in the human body contains genes that code for the production of proteins that directly and/or indirectly impact all of the body's functions. Valentis is developing a broad technology platform consisting of several in vivo, non-viral, synthetic gene delivery systems.

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

Gene medicines are used to achieve production of therapeutic proteins in their natural, most active form to correct, prevent or modulate genetic and acquired diseases. Gene medicines are typically administered by conventional pharmaceutical routes after being reconstituted from single–vial, stable, lyophilized products.

(2) PEGYLATION TECHNOLOGIES.	PEGYLATION TECHNOLOGIES — PEGylation is an established technology that involves the attachment of the polymer, polyethylene glycol (PEG), to biological agents or chemical compounds to alter their pharmacokinetics (distribution in the body, metabolism and excretion), which can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy. With PEGylation, both recognition by antibodies (antigenicity) and stimulation of immune responses (immunogenicity) typically are reduced.

Valentis' PEGylation technology allows for the gentle coupling of PEG molecules directly to proteins (protoMASC™), antibodies (antiMASC™), viruses (viraMASC™) and liposomes (lipoMASC™) in a manner that retains biological activity.

PRODUCTS IN DEVELOPMENT
VALENTIS HAS SEVEN GENE MEDICINE PRODUCTS IN HUMAN CLINICAL TESTING:	ONCOLOGY — Valentis has four clinical trials underway using gene medicines as cancer immunotherapeutics for the treatment of head and neck cancer, melanoma, and cancers of the lung. Additional information about these gene medicines is listed below:

FOUR ONCOLOGY GENE MEDICINES	•	Intratumoral Interleukin–2 (IL–2) gene medicine plus chemotherapy has completed enrollment of an 80 patient multi–center Phase IIb trial for the treatment of head and neck cancer. Results of the trial are expected in the fall of 2001.
	•	Interleukin–12 (IL–12) plus interferon–a (IFN–a) combination gene medicine is currently in Phase IIa trial for the treatment of melanoma.
	•	We have a combination gene medicine of IL–2 plus Superantigen B in a Phase IIa clinical trial for advanced melanoma. The two-gene combination is formulated in one of Valentis' proprietary lipid–based delivery systems, which is injected directly into tumors. Positive interim results, released in October 2000 showed that treatment with the combination gene medicine was generally safe and associated with anti–tumor immune responses. The dose–ranging study examines the safety and efficacy of the two–gene combination.
	•	In April 2001, we announced that we had dosed the first four patients in a Phase I clinical trial of our intravenously administered IL–2 gene medicine, VLTS–587. The goal of the trial is to determine the maximum tolerated dose of the IL–2 gene medicine in patients with cancers in the lung. VLTS–587 is designed to be carried to the lungs after intravenous administration, where it will express the human IL–2 protein into lung tumors while minimizing systemic exposure and associated adverse effects. Under the protocol, up to 36 patients will be enrolled in this multi–center clinical study, expected to run through 2001.

THREE VEGF165 GENE MEDICINES FOR CARDIOVASCULAR DISEASE ARE IN CLINICAL TRIALS.	In March 1998, a VEGF165 gene medicine employing Valentis' proprietary cationic lipid–based gene delivery system became the subject of two physician–initiated Phase IIb clinical trials, one for peripheral vascular disease (PVD) and one for coronary artery disease (CAD) due to ischemia caused by atherosclerosis. The gene medicine is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty. Patients enrolled in the clinical trials received a plasmid based, non–viral VEGF165 gene medicine, an adenovirus encoding VEGF165, or a placebo. The gene medicines are administered via catheter to patients immediately following angioplasty and stent insertion.

The coronary artery disease trial has completed its 90-patient enrollment. The peripheral vascular disease trial completed enrollment of 45 patients in the first quarter of calendar 2001. Preliminary results from these two trials are expected to be released in mid-2001.

In March 2000, Ark Therapeutics (originally Eurogene Ltd.) and Valentis announced the initiation of a clinical trial of a gene medicine incorporating Ark's local collar-reservoir delivery device, a Valentis proprietary cationic lipid gene delivery system, and a gene for VEGF165. The collar–reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. The therapy is designed to prevent the post-surgical development of intimal hyperplasia (smooth muscle cell proliferation) in blood vessels.

DOSING OF OUR PROPRIETARY DEL- 1 ANGIOGENESIS GENE MEDICINE IS EXPECTED TO BEGIN BY MID-2001.	In November 2000, we filed an Investigational New Drug (IND) application with the FDA for Del-1, an angiogenesis gene medicine intended for the treatment of peripheral arterial disease (PAD). The FDA has allowed this trial to proceed and the first patient is expected to be dosed in the second calendar quarter of 2001. We also intend to file an IND to develop the Del-1 gene medicine for coronary arterial disease (CAD) later in calendar 2001.

WE CONTINUE TO ADVANCE OUR PEGYLATION PRODUCTS THROUGH PRECLINICAL DEVELOPMENT.	We are developing a number of product applications using our protoMASC™, viraMASC™, and antiMASC™ technologies on our own and through corporate collaborations. PolyMASC, our wholly owned subsidiary, currently has corporate collaborations with Oxford BioMedica, Transkaryotic Therapies (TKT), Bayer Corporation, and Viragen, Inc. to develop PEGylated versions of proteins. Our collaboration with Onyx Pharmaceuticals, Inc. was established to develop a PEGylated version of the ONYX CI–1042 viral–based cancer therapeutic. The Bayer and Viragen collaborations are in the early stages of feasibility and development. The TKT and Onyx collaborations are licensing agreements.

INTELLECTUAL PROPERTY
	POLYMASC FILED A LAWSUIT AGAINST ALZA CORP. FOR INFRINGEMENT OF OUR “LIPOSOMES” PATENT	On April 6, 2001, PolyMASC filed suit against ALZA Corporation in the United States District Court for the District of Delaware for infringement of U.S. Patent No. 6,132,763 entitled “Liposomes” based on ALZA’s sales of its Doxil® and Caelyx® products. ALZA and Valentis have agreed to enter into confidential discussions to resolve the dispute.

	VALENTIS WON A DECISION OVER ALZA'S OPPOSITION TO THE JAPANESE PATENT COVERING PEGYLATED LIPOSOME PRODUCTS.	ALZA Corporation had previously brought an opposition to our Japanese “Liposomes” Patent No. 2948246 that was issued in July 1999. In October 2000, the Trial Section of the Japanese Patent Office rejected ALZA’s claims and issued a decision maintaining our patent as granted. This broad patent covers the processes for extending the circulation time of liposomes by adding PEG chains, and is the Japanese counterpart to the U.S. Patent of the same name.

RESULTS OF OPERATIONS

Revenue

             Valentis' revenue was approximately $1.0 million for the quarter ended March 31, 2001 compared to approximately $1.1 million in the corresponding quarter of 2000.  Revenues attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000

Roche Holdings, Ltd.	$601	$474	$1,709	$3,224
Boehringer Ingelheim	-	160	267	373
Eli Lilly	-	155	-	262
Other collaborative research and development	339	176	870	442
Total collaborative research and development	940	965	2,846	4,301
Research and development grant revenue	61	86	323	252
Total Revenue	$1,001	$1,051	$3,169	$4,553

             Changes in revenue for the quarter ended March 31, 2001 compared to the previous year are explained below:

•	Revenue from Roche increased by approximately $127,000 for the quarter ended March 31, 2001 compared to the corresponding period in 2000 due to the recognition of contractually scheduled revenue payments. Year-to-date, revenue from Roche decreased because of milestone achieved and revenue recognized during the prior year.

•	The 15-month collaboration signed in September 1999 with Boehringer Ingelheim (BI) was completed in December 2000. Consequently, no revenue was recognized for the quarter ended March 31, 2001 compared to $160,000 of revenue for the corresponding period of fiscal 2000. The collaboration did not result in products that will be taken into a clinical program and the collaboration agreement has expired according to its terms.

•	Revenue and preclinical work performed under the Lilly agreement was completed during fiscal year 2000, and no revenue has been recognized under this program in the 2001 fiscal year. Data from Valentis’ preclinical studies using the BRCA1 gene did not support taking the product into a clinical development program. The Lilly agreement has now expired according to its terms.

•	Other revenue is derived from PEGylation collaborations and additionally in 2001, from two new licenses for the GeneSwitch™ gene expression system, signed with American Home Products and GlaxoSmithKline for functional genomics research in the quarter ending March 31, 2001.

•	Grant revenue is being recognized from three SBIR grants that commenced in July and September 2000.

             Deferred revenue at March 31, 2001 is $4.6 million related to Roche.  The deferred revenue is being earned through the performance of additional contract research. Deferred revenue results when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts or if additional work may be required to satisfy a contract obligation.  If Valentis continues to meet the milestones for the development of gene medicines under the agreement with Roche, we may be entitled to payments of up to $8.3 million.  Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

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

                          We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all.  We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial.  As of March 31, 2001, Valentis' accumulated deficit was approximately $148.7 million.

Expenses

             Research and development expenses increased to $6.9 million and $21.6 million for the quarter and nine months ended March 31, 2001, respectively, from $6.3 million and $18.9 million in the corresponding periods of 2000.  The increases were attributable primarily to increased costs associated with clinical trial expenditures.  The increase for the nine-month period ended March 31, 2001 was further attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999.  We expect research and development and clinical trial expenses to continue to increase as additional product candidates progress into and through clinical testing.

             General and administrative expenses for the quarter and nine months ended March 31, 2001 increased to $2.1 million and $5.9 million, respectively, from $1.7 million and $5.4 million in the corresponding periods of 2000.  The increases were due primarily to the addition of business development staff.  The increase for the nine month period ended March 31, 2001 was further attributable to the addition of staff, facilities and projects resulting from the acquisition of PolyMASC in August 1999.  We expect general and administrative expenses to continue to increase due to additional business development activities and to support expanded research and development activities.

             In August 1999, Valentis acquired PolyMASC Pharmaceuticals plc and in September 1999, we recorded $14.3 million of acquired in-process research and development as part of the acquisition.

Interest Income and Expense and Other, Net

             Interest income and expense and other, net was $260,000 for the quarter ended March 31, 2001, compared to $47,000 for the corresponding quarter of the prior year.  For the nine months ended March 31, 2001, interest income and expense and other, net was $870,000 compared to $539,000 for the corresponding period of the prior year.  The net increase resulted primarily from lower interest expense associated with lower equipment financing balances and increased interest income from higher investment balances.

Liquidity and Capital Resources

             At March 31, 2001, Valentis had approximately $44.9 million in cash, cash equivalents and investments compared to $50.5 million at December 31, 2000 and $37.7 million at June 30, 2000.  The decrease of $5.6 million in cash and investments balances for the quarter was used primarily to fund increasing levels of research and development including clinical trials, and general and administrative activities.  Capital expenditures were $312,000 for the nine months ended March 31, 2001 compared to $676,000 in the same period of fiscal 2000.  We expect our capital expenditures in the future to be at higher levels to those expended in fiscal 2001 as we upgrade our manufacturing facilities to be able to produce material manufactured under current Good Manufacturing Processes usable in clinical trials.

             In October 1998, we entered into an equipment financing agreement with a financing company.  We financed $366,000 in equipment purchases under this agreement structured as loans.  The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment.  As of March 31, 2001, the outstanding balance under this financing agreement was $251,000.  Valentis fully utilized the borrowing capacity under this agreement.

             In May 1996, we entered into an equipment financing agreement for up to $2.7 million with a financing company.  We financed $2.7 million in equipment purchases under this agreement structured as loans.  The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment.  As of March 31, 2001, the outstanding balance under this financing agreement was $464,000.  Valentis fully utilized the borrowing capacity under this agreement.

             In June 1995, we established a line of credit for $8.0 million with a commercial bank.  In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments.  At March 31, 2001, the outstanding balance was $2.8 million.  The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit.  As a condition of the credit line, Valentis must maintain a minimum cash and short-term investment balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit.  Valentis fully utilized the borrowing capacity under this agreement.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

             The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Quarterly Report on Form 10–Q.  Any of these risk factors could materially and adversely affect our business, operating results and financial condition.  Additional risks and uncertainties not presently known to us or those we currently deem immaterial may also materially harm our business, operating results and financial condition.

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

             If we cannot satisfy existing clinical and regulatory approval requirements, we, or one of our partners, may not be able to market our products.  We may not obtain regulatory approval for the commercial sale of any of our products, or be able to demonstrate that a potential product is safe and effective for its intended use.  We cannot be certain that our corporate partners or we will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them.

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

             Since our inception, we have engaged in research and development activities.  We have generated only small amounts of revenue and have experienced significant operating losses since we began business.  As of March 31, 2001, we have incurred losses totaling $148.7 million.  The process of developing our products will require significant additional research and development, preclinical testing, clinical trials and regulatory approvals.  These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

THERE IS INTENSE COMPETITION IN THE BIOLOGICS–BASED THERAPEUTICS MARKET

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

             In addition, we face intense competition from other companies for corporate collaborations, for establishing relationships with academic and research institutions and for licenses to proprietary technology.  Our competitors may develop safer, more effective or less costly biologic delivery systems, gene-based therapeutics or chemical–based therapies.  In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we can.

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

             Prior to marketing any drug or biological product in the United State, a potential product must undergo rigorous preclinical studies and clinical trials.  In addition, the product must receive regulatory approval from the federal Food and Drug Agency.  Satisfaction of the FDA requirements typically takes several years or more and costs a substantial amount of money.  We cannot be certain that we will obtain regulatory approval even if we devote substantial resources and time.  The regulatory process in the biologics delivery industry is costly, time–consuming and subject to unpredictable delays.  Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products.  Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approvals could decrease our ability to generate revenue and make it more difficult to obtain additional financing necessary to fund our operations.

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

WE MUST OBTAIN FOREIGN REGULATORY APPROVALS TO MAKE AND SELL PRODUCTS IN FOREIGN COUNTRIES

             We cannot be certain that we will obtain regulatory approvals in other countries. In order to market our products outside the United States, we, and our corporate partners, must comply with numerous and varying regulatory requirements of other countries regarding safety and quality.  The approval procedures vary among countries and can involve additional testing.  The time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above.  Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

OUR PRODUCTS MUST BE ACCEPTED BY PHYSICIANS AND INSURERS

             Concerns have arisen regarding the potential safety and efficacy of gene-based therapeutics using viral delivery systems.  While our gene delivery systems do not contain viruses, these concerns could negatively affect physicians' and health care payers' evaluations of our products.  Physicians and health care payers could conclude that our products or technologies are not safe and effective.  Our success is dependent on commercial acceptance of our products.  We believe that recommendations by physicians and health care payers will be essential for commercial acceptance of our products.  If products developed by us and our corporate partners are not commercially accepted by patients, physicians or third–party payers, sales would be adversely affected.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY IMPACT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR POTENTIAL PRODUCTS

             The recent death of a patient undergoing a viral–based gene therapy has been widely publicized.  This death and other adverse events in the field of gene therapy that may occur in the future could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products.  For example, as a result of this death, the Recombinant DNA Advisory Committee of the National Institutes of Health may become more active in reviewing the clinical trials or proposed clinical trials of all companies involved in gene therapy.  It is uncertain what effect this increased scrutiny will have on our product development efforts or clinical trials.

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

OUR PRODUCTS MUST OBTAIN ADEQUATE REIMBURSEMENT

             Even if we and our corporate partners succeed in bringing products to market, we cannot be certain that reimbursement will be available.  Sales volume and price of any of our potential products will depend, in part, on the availability of third–party reimbursement for the cost of such products and related treatments.  Government health administration authorities, private health insurers and other organizations generally provide reimbursement.  Third–party payers are increasingly challenging the price of medical products and services.  Significant uncertainty exists as to the reimbursement status of newly approved health care products.  Even if reimbursement is available, payers' reimbursement policies may adversely affect our corporate partners' ability to sell such products on a profitable basis.  If these corporate partners are unable to profitably sell our products, our royalty revenue will be reduced.

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

             Although we entered into a strategic collaboration with DSM Biologics and Qiagen N.V. for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a large–scale commercial basis.  The collaboration has the potential to create the first manufacturing facilities that can produce high-quality, ultra-pure material for plasmid–based therapeutics on every scale, from preclinical toxicology studies to commercial products. DSM will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy.  We will depend on DSM and other contract manufacturing organizations for commercial–scale manufacturing of our products.  They may be unable, or may choose not to develop adequate manufacturing capabilities for commercial–scale quantities of gene-based therapeutic products.  If DSM or third parties are unable to establish and maintain large–scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

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

THE STOCK MARKET IS VOLATILE AND OUR STOCK PRICE COULD DECLINE

             Our common stock has closed as high as $18.8125 and as low as $4.375 between January 1, 2000 and April 30, 2001.  Market fluctuations or volatility could cause the market price of our common stock to decline.  In recent years the stock market in general and the market for biotechnology–related companies in particular have experienced extreme price and volume fluctuations, often unrelated to the operating performances of the affected companies.  Our common stock has experienced, and is likely to continue to experience, these fluctuations in price, regardless of our performance.  These fluctuations could cause the market price of our common stock to decline.

CONVERSION OF SERIES A PREFERRED SHARES AND THE EXERCISE OF THE RELATED WARRANTS COULD AFFECT THE MARKET PRICE OF OUR COMMON STOCK

             On December 5, 2000, we issued 31,500 shares of our Series A convertible redeemable preferred stock, $1,000 stated value per share, and common stock warrants to purchase an aggregate of 1,266,828 shares of our common stock with a current exercise price of $10.25 per share, subject to adjustment.  The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly.  Each share of Series A preferred stock, plus accrued and unpaid dividends, is convertible into shares of the Company's common stock at a fixed conversion price of $9.00 per share, subject to adjustment.  For additional information regarding the Series A preferred stock and the common stock warrants, see our Registration Statement on Form S–3 (File No. 333–54066) filed with the Securities and Exchange Commission on January 19, 2001.

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

THE SALE AND ISSUANCE OF THE SERIES A PREFERRED STOCK WILL HAVE AN IMPACT TO EARNINGS AVAILABLE TO COMMON STOCKHOLDERS

             Of the proceeds from our sale of Series A convertible redeemable preferred stock, approximately $7.1 million was allocated to both the common stock warrants and the conversion option feature included within the subscription agreement, and was reflected as an increase to additional paid-in capital and a decrease to the Series A convertible redeemable preferred stock.  This $7.1 million will be accreted to preferred stock over the term of the initial redemption period.  This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations.  We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk.  Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds.  The table below presents notional amounts and related weighted–average interest rates by year of maturity for Valentis' investment portfolio and long-term debt obligations (in thousands, except percentages).

	2001	2002	2003	Total
Cash equivalents
Fixed rate	$14,289	-	-	$14,289
Average rate	5.43%	-	-	5.43%
Short–term investments
Fixed rate	$17,630	$4,296	-	$21,926
Average rate	6.35%	5.93%	-	6.27%
Long–term investments
Fixed rate	-	$5,981	-	$5,981
Average rate	-	5.42%	-	5.42%

Total investment securities	$31,919	$10,277	$-	$42,196
Average rate	5.94%	5.63%	-	5.86%

             In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank and in May 1998 converted the entire balance into a term loan that matures in 2002.  The outstanding balance as of March 31, 2001 was approximately $2.8 millionat the bank's prime rate plus 0.5%.  Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%.  The outstanding balance as of March 31, 2001 was approximately $715,000.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 6, 2001, PolyMASC filed suit against ALZA Corporation in the United States District Court for the District of Delaware for infringement of U.S. Patent No. 6,132,763 entitled “Liposomes” based on ALZA’s sales of its Doxil® and Caelyx® products. ALZA and Valentis have agreed to enter into confidential discussions to resolve the dispute.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company sold no unregistered securities during the period but did issue 65,066 shares of its common stock to holders of Series A Convertible Redeemable Preferred Stock as a stock dividend for the period from December 5, 2000 to March 15, 2001. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
a. Exhibits

None

b. Reports on Form 8-K

Valentis filed a report on Form 8-K on March 12, 2001 that stated that on February 20, 2001, Alan C. Mendelson, a senior partner at the law firm of Latham & Watkins joined the Valentis Board of Directors and that on March 5, 2001, Dr. Gillian Francis resigned as managing director of PolyMASC Pharmaceuticals, a wholly-owned subsidiary of Valentis, and from the Valentis Board of Directors.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III
President, Chief Executive Officer, and
Date: May 14, 2001	Chairman of the Board of Directors

/s/ BENNET WEINTRAUB
Bennet Weintraub
Chief Financial Officer and Vice President Finance
Date: May 14, 2001	(Principal Financial and Accounting Officer)