Form 10-K405
period 2001-06-30
VALENTIS INC
filed 2001-09-28
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22987

VALENTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156660
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
863A Mitten Rd., Burlingame, CA	94010
(Address of principal offices)	(Zip Code)

(650) 697-1900
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, Par Value $.001

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the National Association of Securities Dealers Automated Quotation System on September 24, 2001 was $129,129,441.

    The number of registrant's Common Stock outstanding, as of September 24, 2001 was 29,908,504.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2001 meeting of stockholders are incorporated herein by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, products, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as. "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to put undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations," in particular "Risk Factors," for a detailed description of these significant risks and uncertainties.

COMPANY OVERVIEW

    Valentis is a biopharmaceutical company applying proprietary synthetic gene delivery, gene regulation, and PEGylation technologies to create novel therapeutic products based on genomic discoveries in the fields of cardiovascular disease, oncology, hematology, and infectious diseases. Enabled by our expertise in preclinical research and development, clinical development, and manufacturing, Valentis has created a broad product portfolio of cutting edge biopharmaceuticals.

    The merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis has centers in three locations: Burlingame, California, which is the Company's headquarters, as well as the center for clinical development, The Woodlands, Texas, which houses personnel focused on research; and London, England, which focuses on research of PEGylation technologies. Valentis is in the process of closing the London facility and transferring research and development of the PEGylation technologies to its facility in Texas.

Genemedicine™ Products

    Valentis' Genemedicine™ products provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells are controlled by Valentis proprietary gene regulation systems.

    • Synthetic Gene Delivery Systems

      Valentis has developed synthetic gene delivery systems based on several classes of delivery enhancing materials, including polymers and lipids. Our PINC™ (Protective Interactive Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. Valentis cLIPIDS™ (cationic lipids) provide efficient delivery after intravenous or intratumoral administration. Both delivery systems have been demonstrated to enhance the cellular distribution and uptake of plasmid-based gene expression systems in vivo, resulting in therapeutic levels of gene expression.

      Valentis' synthetic gene delivery systems can be used with a wide variety of genes, as evidenced by ongoing preclinical and clinical trials in oncology, cardiovascular disease, hematology and infectious disease. In addition, Valentis has an extended portfolio of proprietary synthetic gene delivery technologies.

    • Gene Regulation Systems

      Valentis' inducible gene regulation system, the GeneSwitch™ system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

      The GeneSwitch™ gene regulation system is available for licensing as a functional genomics research tool. To date, various corporate partners have obtained licenses to the technology for commercial research purposes, utilizing the technology as a platform tool in gene function and drug target discovery. Corporate partners who have licensed the GeneSwitch™ system include American Home Products, GlaxoSmithKline, Lexicon Genetics, and Pfizer.

PEGylation Systems (Polymer-based biopharmaceutical delivery)

    Valentis' OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol ("PEG"), a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary PEG ("OptiPEG™") to proteins, peptides, antibodies and antibody fragments, viruses and liposomes, to retain maximum biological activity of the material, and to protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies listed below provide the potential to deliver products with improved safety, efficacy, and dosing regimens.

  •
  protoMASC™ masks protein or peptide pharmaceuticals to slow clearance from the body with excellent retention of biological activity.

  •
  antiMASC™ cloaks antibody fragments to delay clearance by the body, which provides improved tumor localization and penetration.

  •
  viraMASC™ coats viruses to allow for improved tumor localization and to enable re-dosing.

  •
  lipoMASC™ is a process for coating liposomes, which has application in the delivery of anti-cancer and anti-inflammatory agents.

Current Good Manufacturing Practices manufacturing ("cGMP")

    Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and Genemedicine™ biopharmaceuticals. Through our pAlliance™ with DSM Biologics and QIAGEN N.V., we are able to produce material from lab to commercial scale using the same process. Valentis also has established manufacturing alliances for our proprietary, biologically optimized PEG (OptiPEG™).

Corporate Partners

    Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

  •
  Roche Holdings Ltd. for cancer immunotherapeutics based on the Interleukin-2 ("IL-2") and Interleukin-12 ("IL-12"), and Interferon-a ("IFN-a") genes;

  •
  DSM Biologics and QIAGEN, N.V. for plasmid DNA manufacturing;

  •
  Oxford BioMedica for a new PEGylated version of the cancer drug MetXia®; and

  •
  Viragen, Inc. for the development of a PEGylated IFN-a for treatment of hepatitis C.

Technology Licenses

    Valentis itself, or through its PolyMASC subsidiary, currently has technology out-licenses with:

  •
  Ark Therapeutics (formerly Eurogene, Ltd.) for cardiovascular diseases using gene therapy and Ark's collar delivery system;

  •
  Cardion AG for the development of gene therapeutics for restenosis;

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines;

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals;

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch™ gene regulation system to the research market;

  •
  Onyx Pharmaceuticals, Inc. for a PEGylated virus-based cancer therapeutic, CI-1042; and

  •
  Transkaryotic Therapies for the development of PEGylated protein pharmaceuticals.

    Valentis has also licensed its proprietary GeneSwitch™ gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, GlaxoSmithKline, Lexicon Genetics and Pfizer, Inc. for functional genomics research.

VALENTIS' PRODUCTS AND TECHNOLOGIES

    Valentis focuses on the development of Genemedicine™ biopharmaceuticals and PEGylated biopharmaceuticals from preclinical stages through the completion of Phase II clinical studies. We seek corporate partnerships with pharmaceutical and biotechnology companies, which assume responsibility for late-stage development, marketing and commercialization. Valentis has extensive experience with respect to establishing and managing successful corporate partnerships. The table below summarizes Valentis' leading product candidates, technology out-licenses, potential therapeutic indications, stage of development and corporate partner or licensee:

GENEMEDICINE™ PRODUCTS FOR CARDIOVASCULAR DISEASE

Product Candidate	Indication	Partner	Development Stage(1)
VEGF165	Coronary artery disease	—	Phase II
VEGF165	Peripheral vascular disease	—	Phase II
Del-1	Peripheral artery disease	Proprietary	Phase I / II
Del-1	Coronary artery disease	Proprietary	Preclinical
eNOS	Restenosis	Proprietary	Research

GENEMEDICINE™ PRODUCTS FOR ONCOLOGY

Product Candidate	Indication	Partner	Development Stage
IL-2	Head and neck cancer	Roche	Phase II
IL-2 + INF-a combination	Melanoma	Roche	Phase I / II
Intravenous IL-2	Lung tumors and metastases	Proprietary	Phase I
IL-2 + superantigen B	Melanoma	Proprietary	Phase I / II
IL-2 + superantigen A	Solid tumors in dogs	Heska	Late Development
MnSOD	Prevention of Esophagitis	Proprietary	Preclinical
PEDF	Anti-angiogenesis	Proprietary	Research

GENEMEDICINE™ PRODUCTS FOR HEMATOLOGY

Product Candidate	Indication	Partner	Development Stage
EpoSwitch™	Anemia	Proprietary	Preclinical

GENEMEDICINE™ PRODUCTS FOR INFECTIOUS DISEASES

Product Candidate	Indication	Partner	Development Stage
IFN-aSwitch™	Hepatitis C	Proprietary	Research

TECHNOLOGY LICENSES

Product Candidate	Indication	Partner/Licenesee	Development Stage
Prophylactic/therapeutic vaccines	HIV and Hepatitis C	Epimmune	Preclinical
VEGF165	Post-surgical restenosis	Ark Therapeutics	Phase I
GeneSwitch™	Genomics Research	American Home Products GlaxoSmithKline Lexicon Genetics Pfizer	Research
iNOS	Post-surgical restenosis	Cardion AG	Phase I

PEG PRODUCTS

Product Candidate	Indication	Partner/Licensee	Development Stage
PEGylated Omniferon™ (IFN-a)	Hepatitis C	Viragen	Preclinical
PEGylated CI-1042	Cancer	Onyx	Preclinical
PEGylated proteins	Undisclosed	Transkaryotic Therapies	Feasibility
PEGylated MetXia®	Cancer	Oxford Biomedica	Feasibility

(1)	"Phase I"	means that the compound is being tested in humans for safety in a limited patietn population.
	"Phase II"	means that the compound is being tested in humans for indications of efficacy in a limited patient population.
	"Preclinical"	means that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.
	"Research"	includes the development of animal models and assay systems, discovery of prototype gene delivery systems, and evaluation and refinement of prototype gene delivery systems in in vitro and in vivo testing.
	"Feasibility"	means the development of models and assay systems, and evaluation and refinement of PEG delivery systems in in vitro and in vivo testing.
	"Late Development"	means testing for safety, toxicology and efficacy in companion animals.

GENEMEDICINE™ PRODUCTS

Angiogenic Genemedicine™ Products for Cardiovascular Disease

Vascular Endothelial Growth Factor ("VEGF165") Genemedicine™ Product

    In March 1998, a VEGF165 Genemedicine™ product employing Valentis' proprietary cationic lipid gene delivery system became the subject of two physician-initiated Phase II clinical trials, one for treating peripheral vascular disease ("PVD") and one for treating coronary artery disease ("CAD") due to ischemia caused by atherosclerosis. The Genemedicine™ product is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty and to stimulate the formation of new blood vessels. Patients enrolled in the clinical trials received a plasmid-based, VEGF165 Genemedicine™ product, an adenovirus encoding VEGF165, or a placebo. The treatments are administered via catheter to patients immediately following angioplasty and stent insertion. Dr. Seppo Ylä-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland, conducted the trials. Valentis provided its proprietary cationic lipid gene delivery system (DOTMA) for the studies, which was combined with the Institute's plasmids encoding VEGF165.

    In November 1999 and 2000, interim analysis of angiographic data required by the Finnish Agency for Medicinal Products from Dr. Ylä-Herttuala's double blind, placebo-controlled Phase II clinical trial for PVD revealed (1) an increase in the number of blood vessels in both the plasmid and adenovirus groups, but not in the group given the placebo and (2) that there were serious adverse events noted in the patient group given the adenoviral VEGF165, but not in the patient group given the plasmid-based VEGF165 Genemedicine™ product delivered using Valentis' cationic lipid delivery system. The coronary artery disease trial completed its 90-patient enrollment in the fourth quarter of calendar 2000 and the peripheral vascular disease trial completed its enrollment of 45 patients in the first quarter of calendar 2001.

    VEGF165 is a potent angiogenic factor that has also been shown to inhibit restenosis (the narrowing of the blood vessels following angioplasty or stent insertion). To date, more than 140 patients with either PVD or CAD have been treated with the VEGF165 therapy. Results of the PVD trial are expected at the American Heart Association Meeting in November 2001.

    In March 2000, Ark Therapeutics ("Ark" formerly Eurogene Ltd.) initiated a Phase I clinical trial of a gene therapy incorporating Ark's local collar-reservoir delivery device, a Valentis proprietary cationic lipid gene delivery system, and a gene for VEGF165. The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. The therapy is designed to prevent the post-surgical development of intimal hyperplasia (smooth muscle cell proliferation) in blood vessels. This is a frequent complication after vascular surgery and may result in blockage of the vessels. The trial is being conducted at Kuopio, Tampere and Oulu, three university hospitals in Finland, under the supervision of Dr. Ylä-Herttuala.

    This is the first study in humans to investigate the local delivery of a gene from the outside of the tissue to the specific site where it is needed using a biodegradable collar-reservoir device and a non-viral, lipid-based delivery system. This method of delivery is aimed at enhancing local gene delivery while limiting systemic protein exposure.

    The study is designed to demonstrate that the VEGF165 gene, delivered locally to the outside surface of a blood vessel, will transfect and express VEGF165 protein in the smooth muscle cells of the vessel wall. Expression of VEGF165 protein should cause the vasculo-protective mechanism to be activated. The VEGF protein is known to increase the production of nitric oxide in the endothelium that, in turn, is responsible for inhibiting the development of intimal hyperplasia in blood vessels.

    Results from preclinical experiments involving local delivery of a VEGF165 gene with Ark's extravascular collar have indicated that this method of delivery results in significant transfection of smooth muscle cells in the vessel wall. Valentis has demonstrated that its proprietary DOTMA cationic lipid delivery system can be used with VEGF165 for vascular applications.

Del-1 Genemedicine™ Product

    In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral vascular disease and coronary artery disease.

    Del-1 is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. It has a distinct mechanism of action from other known angiogenic factors such as members of the VEGF and fibroblast growth factor (FGF) families. In June 2000, Valentis announced that its Del-1 Genemedicine™ product elicited development of new blood vessels in studies of rabbits and mice. A single administration of the Del-1 gene in muscle had similar effects on development of new blood vessels in rabbit and mouse models as a VEGF165 gene used as a comparator in both studies. Acute toxicities observed with the VEGF165 gene in dose-response studies were not observed with the Del-1 gene at similar doses, suggesting that the Del-1 gene may have safety advantages over VEGF165.

    Valentis initiated a Phase I / II clinical trial for a Del-1 Genemedicine™ product for the treatment of peripheral vascular disease in June 2001. The goal of this open-label, multi-center, dose escalation trial is to evaluate safety and to determine the maximum tolerated dose of the Del-1 Genemedicine™ product in patients with peripheral arterial disease (PAD), where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial is to obtain preliminary efficacy data and evidence of angiogenic activity. For PAD, Valentis' Del-1 gene medicine is administered by intramuscular injection.

eNOS Gene Therapy

    In 1998, Valentis acquired an exclusive worldwide license from Stanford University to intellectual property covering gene therapy for vascular disorders. The license covers a series of patents and patent applications directed to the use of genes that increase nitric oxide levels for the treatment of cardiovascular diseases, including eNOS, iNOS and potentially others.

    Restenosis of bypass grafts is a serious post-operative complication occurring in a significant fraction of patients undergoing arterial bypass surgery. Nitric oxide is widely recognized as a potent inhibitor of the smooth muscle cell proliferation, which causes restenosis. Direct extravascular delivery of the gene encoding eNOS (endothelial nitric oxide synthase) to the grafted vessel is a therapeutic approach designed to increase the local concentration of nitric oxide to inhibit restenosis.

    In August 2000, Valentis and Ark Therapeutics announced a collaboration to develop an eNOS gene therapy. The product will combine Valentis' proprietary gene formulation and expression technologies and Ark's extravascular delivery collar to deliver and express the gene encoding the intracellular enzyme, eNOS. The initial indication for the product will be the inhibition of restenosis following bypass graft surgery. Under the collaboration, Valentis and Ark will share research and development costs and potential revenues. We project that an eNOS gene medicine, jointly developed by Ark and Valentis, could enter clinical trials within a year following successful preclinical studies.

Cytokine Genemedicine™ Products for Oncology

    Valentis' most advanced programs are in the field of cancer immunotherapy. Three single cytokine genes, IL-2, IL-12 and IFN-a, have all finished Phase I safety trials and our IL-2 Genemedicine™ product has completed a Phase II trial. In addition, the combination Genemedicine™ products, IL-12 plus IFN-a and IL-2 plus Superantigen B, have been tested in Phase I / II trials and an intravenously delivered IL-2 Genemedicine™ product for cancers of the lung is in a Phase I trial.

IL-2 Genemedicine™ Product

    In June 1999, Valentis initiated a multi-center Phase II clinical trial with its IL-2 Genemedicine™ product for the treatment of squamous cell carcinoma of the head and neck. More than 40,000 patients in the United States and 75,000 patients in Europe are diagnosed with head and neck cancer each year. While patients with localized disease are successfully treated with radiation or surgery, a large number of patients with advanced or metastatic disease have few treatment options. Recurrence is common and the five-year survival rate is less than 20%. The IL-2 Genemedicine™ product is intended to reduce the risk of disease recurrence and to prolong disease-free survival. The goal of this randomized trial was to evaluate the safety and efficacy of the IL-2 Genemedicine™ product combined with chemotherapy, and compare it to conventional chemotherapy alone in patients who have failed first line therapy. The clinical trial was conducted at 14 sites in Germany, the Czech Republic and Russia, and enrollment of the trial's 80 patients was completed in January 2001.

    In June and September 2001, we reported results from the Phase II clinical trial that showed a positive trend favoring the patient group receiving the IL-2 Genemedicine™ product and chemotherapy as compared to the group receiving chemotherapy alone. The median time to progressive disease was 93 days in patients treated only with chemotherapy as compared to 129 days for patients in the IL-2 plus chemotherapy group. Additionally, 40% of patients in the combined treatment group remained free of disease progression at the conclusion of the trial, while only 17% of patients in the chemotherapy-alone group were progression-free. The treatments were injected directly into tumors of patients with Stage III and Stage IV carcinoma of the head and neck.

    The IL-2 Genemedicine™ product is composed of a plasmid encoding the human IL-2 gene and a proprietary cationic lipid gene delivery system that enhances uptake of the gene into the target cells after direct intratumoral injection. This product is designed to provide sustained, local expression of the IL-2 protein, which promotes a local and systemic immune responses against tumors. The use of a non-viral gene delivery system is intended to enable repeat administration of the Genemedicine™ product in a safe and effective manner.

    IL-2 is an important human protein that has multiple functions in the body's immune response to infections and tumors. The application of the recombinant protein in the treatment of cancer is limited by its short half-life and by significant toxicity when administered systemically. In contrast, the IL-2 Genemedicine™ product is designed to initiate sustained production of the IL-2 protein within the tumor, which elicits a systemic immune response while avoiding the potentially harmful systemic levels of the IL-2 protein.

Intravenous IL-2 Genemedicine™ Product ("IV IL-2 Genemedicine™ Product")

    In April 2001, Valentis dosed the first patients in a Phase I clinical trial of our intravenously administered human IL-2 Genemedicine™product. The goal of the trial is to determine the maximum tolerated dose of the IV IL-2 Genemedicine™ product in patients with cancers in the lung. By expressing the IL-2 gene locally in the lung, the IV IL-2 Genemedicine™ product is designed to deliver the IL-2 protein to lung tumors while minimizing systemic exposure to IL-2 protein and associated adverse events.

    The clinical trial is being conducted at the Sarah Cannon Cancer Center in Nashville, Tennessee and at the H. Lee Moffitt Cancer Center in Tampa, Florida. Up to 36 patients will be enrolled in this multi-center clinical study. Upon entry into lung cells, the IV IL-2 Genemedicine™ product is intended to lead to human IL-2 protein expression in the pulmonary and tumor vasculature which may lead to immune activation.

    The ability to deliver Genemedicine™ products intravenously should allow Valentis to treat far more patients than can be treated by injections directly into tumors. The IV IL-2 Genemedicine™ product is designed to focus then amplify the immune response against both primary lung tumors as well as cancers having pulmonary metastases for which chemotherapy has limited effectiveness.

    Valentis' studies in several animal models, including mouse, rabbit and non-human primates, verified the expression of human IL-2 in the lung following the intravenous delivery of IV IL-2 Genemedicine™ product. Efficacy studies in mouse model systems, as well as in dogs with spontaneously occurring metastatic pulmonary neoplasms, indicated anti-tumor activity as evidenced by a significant reduction in tumor burden.

    The IV IL-2 Genemedicine™ product uses an optimized synthetic cationic lipid-based gene delivery system that has been shown to efficiently localize in the lungs, and preferentially in pulmonary tumor lesions, enabling tumor localization via intravenous administration.

Combination IL-12 plus IFN-a Genemedicine™ Product

    In addition to the IL-2 Genemedicine™ product, Valentis has a combination IL-12 plus IFN-a Genemedicine™ product in a clinical study. Initially, IFN-a was studied in a Phase I / II clinical trial that began in March 1999 to study safety and efficacy in patients with squamous cell carcinoma of the head and neck at the University of Pennsylvania and at the University of Kentucky. In July 1999, Valentis initiated a U.S.-based multi-center Phase I / II clinical trial with its IL-12 Genemedicine™ product also for the treatment of squamous cell carcinoma of the head and neck. The safety phase of the trial was conducted at the Dana Farber Cancer Institute (Harvard University) and the University of Pennsylvania. In December 2000, we announced that these initial trials with the single cytokines IL-12 and IFN-a demonstrated that these genes delivered by Valentis' PINC™ polymer delivery system were generally safe. This positive safety data allowed us to progress to the combination product clinical trial.

    In September 2000, Valentis received FDA clearance to initiate a Phase I / II clinical study of the combination IL-12 plus IFN-a Genemedicine™ product in our proprietary polymer-based PINC™ gene delivery system. The trial is being conducted at the University of Pennsylvania, and is designed to determine safety, tolerability and efficacy of the cytokine combination Genemedicine™ product for patients with squamous cell carcinoma of the head and neck.

    Valentis also announced the publication of results from preclinical studies with this same cytokine combination demonstrating a synergistic increase in anti-tumor response against colon and renal cell carcinoma. The peer-reviewed article was published in the September 2000 issue of the journal Human Gene Therapy.

    The recombinant IFN-a protein is approved for use in a number of indications including malignant melanoma, hairy cell leukemia, AIDS-related Kaposi's sarcoma, chronic hepatitis B and chronic hepatitis C. In contrast, an IFN-a Genemedicine™ product is designed for both local and systemic immunotherapy and also has been shown to provide an anti-angiogenic effect in preclinical cancer models. Preclinical studies with the IL-12 Genemedicine™ product demonstrated that local administration could induce a systemic immune response against cancer with a reduction in tumor growth or a complete remission in animals. Valentis expects that, by expressing the protein locally at the tumor site, the products will have therapeutic benefits against both primary tumors and well as their sites of metastases without the toxicity that has limited the utility of the IL-12 protein when given systemically.

Combination IL-2 plus Superantigen B Genemedicine™ Product

    A physician-sponsored Phase I / II clinical study of a Genemedicine™ product that combines the IL-2 and Superantigen-B (SEB) genes was initiated in May 1998 at the University of Colorado Health Sciences Center as a treatment for melanoma. The dose-ranging study examines the safety of the two-gene combination that is injected directly into tumors. The costs of the trial were supported in part by a clinical grant from the National Cancer Institute.

    In October 2000, Valentis announced positive interim results from the trial and concluded that treatment with an IL-2 plus SEB combination Genemedicine™ product appeared safe, generating no significant toxicity at any dose tested. This trial demonstrated that the delivery of cytokine genes with Valentis' proprietary lipid delivery system has the potential of delivering the benefits of existing cytokine therapy without the toxicity associated with the recombinant proteins. Through this trial, we were able to induce effective local and systemic anti-tumor responses without the serious side effects seen with systemic administration of cytokine proteins. Researchers believe that the two-gene combination being tested may be more effective than either gene alone and may provide advantages over other immunotherapy approaches that have been tested.

    Studies with this two-gene combination therapy on dogs with advanced cases of spontaneously occurring oral melanoma resulted in tumor regression and increased survival rates. Specifically, direct administration of this IL-2 plus SEB combination Genemedicine™ immunotherapeutic resulted in a systemic immune response to the tumors in the mouth and, in some cases, their sites of metastasis. Based on these data, Valentis believes that this product may have applications in the treatment of other solid tumors such as breast, prostate, and head and neck cancers.

    Valentis has exclusively licensed the patents covering the two-gene combination from National Jewish Medical and Research Center for use in non-viral gene therapy applications for cancer. The patents cover the delivery of a cytokine gene and a superantigen gene for the treatment of cancer.

Combination IL-2 plus Superantigen A Genemedicine™ Product for Animals

    Under a November 1998 agreement, Valentis and Heska are cooperating in the development of immunotherapies for the treatment of cancer and allergies in companion animals. Valentis granted Heska an option to license certain proprietary delivery and manufacturing technology, and Heska is evaluating Valentis' technology in delivering immunomodulatory genes in companion animals. In October 2000, Heska exercised its option and licensed gene delivery and DNA manufacturing technology from Valentis. The technology will be used by Heska to complete development of a novel gene product for the treatment of canine cancer.

Other Oncology Therapies

  •
  PEDF  Valentis is conducting research into a number of other gene product approaches to cancer including anti-angiogenesis. We are determining whether a PEDF gene therapy that cuts off the blood supply to tumors will shrink or eliminate both primary tumors as well as any sites of metastasis.

  •
  MnSOD  We are also working to develop an MnSOD gene therapy intended for the protection of esophageal tissue in patients who are being treated with radiation therapy for cancer.

  •
  BRCA-1  Under a 1997 agreement with Lilly, Valentis developed a gene therapy administered into the peritoneal cavity using BRCA-1, a gene that had been identified as a putative tumor suppressor in breast and ovarian cells. Data from Valentis' preclinical studies using the BRCA-1 gene did not support taking the product into a clinical development program. The Lilly agreement expired in fiscal 2001 according to its terms.

Hematology Genemedicine™ Therapies

EpoSwitch™ Therapy

    Anemia resulting from insufficient or ineffective erythropoetin occurs in patients with end-stage renal disease, cancer or other chronic diseases. The EpoSwitch™ Genemedicine™ is designed to produce erythropoetin from skeletal muscle when an oral drug is given. The oral drug turns on the GeneSwitch™ gene regulation system and the resulting erythropoetin may increase hematocrit, avoid the need for transfusions or repeat intramuscular or intravenous administration of recombinant human EPO and thus improve symptoms of fatigue and shortness of breath associated with anemia. The EpoSwitch™ product is administered as an intramuscular injection followed by electroporation. The use of electroporation increases the uptake of the gene into the muscle cells and results in a marked increase in protein production.

    Plasmids encoding erythropoetin and the GeneSwitch™ gene regulation technology have been administered to mice, rats, dogs and pigs. When the oral drug is given, significant increases in erythropoetin and/or hematocrit levels were observed. Expression of erythropoetin has been seen up to 300 days after treatment. These studies demonstrated that the level and duration of erythropoetin expression could be controlled using the EpoSwitch™ Genemedicine™.

Other Genemedicine™ Therapies

IFN-a Switch™ Therapy

    Valentis is also developing an IFN-a Genemedicine™ therapy that incorporates our proprietary PINC™ polymer muscle delivery system to provide regulated blood levels of IFN-a. This therapy may provide prolonged and regulated expression from muscle thus increasing efficacy and decreasing side effects associated with frequent dosing. This IFN-a Switch™ therapy may be an attractive potential immunotherapy for patients with chronic hepatitis C infection.

Cystic Fibrosis Transmembrane Regulator ("CFTR") with GlaxoSmithKline ("Glaxo")

    In April 1994, Valentis entered into a collaborative agreement with Glaxo to develop a gene therapy for the treatment of cystic fibrosis ("CF"). A Phase I clinical trial that was completed in October 1998, revealed that the gene therapeutic showed no evidence of inflammation. The trial utilized Valentis' delivery technology to deliver the CFTR gene to the nasal passages of cystic fibrosis patients. The product was evaluated in a double blind, dose escalation study in eleven adult CF patients. There was no evidence of adverse blood chemistry parameters or inflammation as a result of treatment. The Company and Glaxo have agreed to terminate this collaborative agreement.

Rheumatoid Gene Therapy with Boehringer Ingelheim International GmbH ("BI")

    In September 1999, Valentis entered into a 15-month collaborative agreement with BI for the development of gene therapy for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis conducted evaluations of BI's proprietary genes with Valentis' proprietary gene delivery systems in several animal models of rheumatoid arthritis. The collaboration, completed in December 2000, did not result in products that will be taken into a clinical program and the collaboration agreement expired according to its terms.

SCIENTIFIC AND INDUSTRY BACKGROUND—GENE THERAPY

    Gene therapy is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene therapy to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed.

The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect or be secreted into the bloodstream to have a systemic effect. Most gene therapies utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, and uptake by, and expression in the target cell.

    Genes provide the instructions or "code" for the productions of proteins, which determine the nature and function of cells and tissues in all living organisms. The study of genes and their function ("genomics") provides the fundamental basis for understanding human health and disease and has led to the identification of many genes with potential therapeutic utility ("therapeutic genes").

    The entire genetic content of an organism is known as its genome. In humans, the genome is believed to contain approximately 30,000 genes. These genes encode approximately 100,000 proteins. Proteins enable cells to carry out their normal biological functions. The process by which an organism utilizes genetic instructions and produces proteins is known as gene expression. The expression of a defective gene, or the defective expression of a normal gene, is responsible for certain disease conditions. For example, the expression of a single defective gene is known to cause cystic fibrosis and sickle cell anemia, and the defective expression of multiple genes is believed to be involved in the progression of diseases such as cancer, diabetes, and cardiovascular and neurological diseases.

    The worldwide effort to decipher the human genome and to understand the function of its constituent genes is yielding important insights into the roles that genes play in disease conditions, as well as how genes may be useful in the treatment of such diseases. It is estimated that about 40% of genes have a known function, many of which have been identified as potential therapeutic genes. Various companies and academic institutions are investing substantial financial and human resources to identify additional therapeutic genes, and Valentis believes that this process will create opportunities for gene therapies.

Gene Delivery Approaches

    To date, a limiting factor in gene therapy has been the lack of safe, effective gene delivery systems. A number of gene delivery approaches are being developed, each of which has exhibited certain limitations. These approaches may be categorized by their mode of administration as ex vivo (outside the body) or in vivo (inside the body), and by the nature of the gene delivery system (viral or plasmid-based (synthetic)).

    The first clinical trials of potential gene therapeutics used ex vivo viral gene delivery. Ex vivo gene therapies involve procedures in which selected cells are removed from the patient, transduced with the therapeutic gene, expanded in number, cleansed of contaminants and then reintroduced into the same patient. This lengthy and labor-intensive process significantly differs from traditional pharmaceutical administration and may result in a complex, high-cost procedure.

    Valentis is developing a broad technology platform consisting of several in vivo, synthetic, plasmid-based, gene delivery systems. Each delivery system consists primarily of two components: (i) a plasmid DNA (a circular segment of DNA that contains a therapeutic gene and components that regulate its expression in the cell) and (ii) lipids, polymers and/or other non-viral agents to facilitate the delivery of the plasmid DNA into target cells by various modes of administration, including inhalation, intravenous, intratumoral, intramuscular or intraperitoneal administration. These traditional modes of administration are familiar to physicians and may be more convenient and cost effective than ex vivo approaches.

    In Valentis' cationic lipid gene delivery systems, we combine negatively charged DNA with novel, positively charged and neutral lipids to form tightly bound DNA:lipid complexes. These complexes can be manufactured at a large scale to produce high-purity, stable products. Valentis' other gene delivery systems utilize polymers or peptides to form DNA:polymer or DNA:peptide complexes that facilitate the delivery of DNA to cells.

    Valentis believes its proprietary plasmid-based gene delivery systems have advantages over other gene delivery systems. DNA formulated with our PINC™ (protective, interactive, non-condensing) formulations have been shown to produce high and persistent protein levels. In addition, Valentis' gene delivery systems can preferentially accumulate in specific tissues and cell types and can be handled and administered like traditional pharmaceuticals. We have demonstrated that we can produce clinical-grade plasmid DNA and plasmid-based DNA formulations under controlled conditions, and we have developed manufacturing and production methods designed to be scaled to meet commercial requirements.

    We have tested our gene delivery systems in hundreds of animal experiments and in clinical trials. Our delivery systems allow for repeat administration of our Genemedicine™ products for the treatment of chronic diseases, such as cardiovascular disease and cancer. While the results of preclinical animal studies may not predict safety or efficacy in humans, when further clinical trials are conducted, Valentis believes that our experience in research and development will enable us to accelerate the development of Genemedicine™ products and thereby attract corporate partners.

Valentis' In Vivo, Plasmid-Based Gene Delivery Approach

    We believe our proprietary plasmid-based gene delivery systems may have the following benefits:

  •
  Therapeutically Relevant Gene Expression. Valentis has developed plasmid DNA and delivery formulations, which, following administration to animals, produce therapeutically relevant protein levels that persists for up to twelve months.

  •
  Tissue-specific Gene Delivery and Expression. We believe that our gene delivery systems can accumulate in specific tissues and cell types. In preclinical studies, we have demonstrated that various formulations are taken up selectively by (i) muscle cells following direct injection; (ii) vascular endothelial cells lining the blood vessels of several tissues, including lung, heart, spleen and lymphatic tissues; following intravenous administration; (iii) solid tumors following direct administration either into the tumor or other local tissues, (iv) circulating macrophages following intravenous administration; and (v) ciliated epithelial cells lining the airways of the lungs following aerosol administration.

  •
  Ease of Handling and Administration, Stability and Scalable Manufacturing Methods. Valentis' gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals. Valentis has demonstrated that it can produce clinical-grade plasmid DNA and DNA-containing formulations under controlled conditions. In addition, Valentis has developed manufacturing and production methods designed to be scaled to meet commercial requirements and has produced plasmid DNA at a contract manufacturer at the 3,000-liter scale.

  •
  Improved Safety Profile. We have tested our gene delivery systems in hundreds of preclinical studies and in clinical trials. Due to its improved safety profile as compared to viral delivery systems, Valentis believes that our gene delivery systems will allow for repeat administration of gene products for the treatment of chronic diseases.

Genemedicine™ Products and Technologies

    Valentis is developing Genemedicine™ products and technologies based on three broad classes of delivery-enhancing materials: lipids, polymers and peptides. Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration and also to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Valentis or our collaborators are using our proprietary cationic lipid gene delivery systems in several of its Genemedicine™ products intended for the treatment of cancer.

    Valentis also has developed Genemedicine™ products and technologies that employ polymers that have been approved for human use. We have shown that these polymers interact with plasmids and facilitate the delivery of genes into muscle cells or tumor cells after in vivo administration. We are employing our proprietary polymeric PINC™ gene delivery system in hematology Genemedicine™ products, in two Genemedicine™ products intended for the treatment of cancer and in two Genemedicine™ products for the treatment of cardiovascular disorders. Valentis has demonstrated that the use of polymeric PINC™ gene delivery systems in muscle can lead to a significant increase in both the level and the consistency of proteins produced compared to the administration of plasmids formulated in saline, or "naked" DNA.

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

    To control the level and duration of selected genes in transgenic animals and cell cultures, Valentis researchers have developed the GeneSwitch™ gene regulation system that can aid in the identification and characterization of a gene's function. The GeneSwitch™ technology may accelerate the throughput of genomics research because it has the unique ability to control gene expression and assist in the identification and characterization of the function of selected genes.

PEGYLATED PRODUCTS AND TECHNOLOGIES

    Valentis' OptiPEG™ PEGylation technology allows for the gentle coupling of polyethylene glycol (PEG) molecules directly to proteins (protoMASC™), antibodies (antiMASC™), viruses (viraMASC™) and liposomes (lipoMASC™) in a manner that retains the biological activity of the material. These PEG molecules can protect the biologic from degradation or attack by the immune system. This can yield products with improved safety, efficacy and dosing regimens.

    We have intellectual property rights relating to LipoMASC™; a technology that PolyMASC, as part of the merger with Valentis in 1999, announced it would license or sell to a single partner. Valentis now believes that we can realize greater value for the LipoMASC™ technology and exploitation of the PEG liposome intellectual property rights by pursuing a licensing strategy on a product by product or on a field of use basis.

    We have corporate collaborations or technology out-licenses with Transkaryotic Therapies ("TKT"), and Viragen Inc. ("Viragen") to develop PEGylated versions of proteins. We are developing PEGylated viruses through collaborations with Onyx Pharmaceuticals ("Onyx") and Oxford BioMedica ("Oxford"). The Viragen and Oxford collaborations are in the early stage of feasibility. The TKT and Onyx collaborations are licensing agreements. See "Corporate Collaborations" below for additional details.

SCIENTIFIC AND INDUSTRY BACKGROUND—PEGYLATION

    Some proteins have pharmacological profiles that could be improved with PEGylation. In order to achieve the levels required to exert a therapeutic effect at the target site, relatively large doses of protein have to be administered. Rapid clearance by the kidney and liver creates the need for these large doses as well as the need for frequent dosing. Intravenous bolus administration of the protein causes excessive initial blood levels of the therapeutic, which can create side effects. Subcutaneous administration, where feasible, is a better alternative to intravenous administration. However, subcutaneous administration is associated with large losses of the protein (typically over 60%) at the injection site, resulting in low biologic availability.

    The primary focus of Valentis' PEGylation research is the creation of improved biopharmaceuticals through the application of specialized PEGylation technologies. PEGylation is an established technology that involves the attachment of the polymer polyethylene glycol to biological agents or chemical compounds to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation can lead to improved dosing intervals and may also have beneficial effects on safety and efficacy. PEGylation can be applied to otherwise insoluble proteins or to hide a therapeutic agent from the immune system. With PEGylation, both recognition by existing antibodies and stimulation of immune responses (immunogenicity) are potentially reduced.

    Other products approved by regulatory agencies have established validation for PEGylation as a delivery technology. Valentis' proprietary technologies are based on novel patented Molecule Altering Structural Chemistry (MASC) techniques for attaching polymers such as PEG to other molecules or to carrier systems for pharmaceuticals. The MASC family of technologies is not restricted to use with PEG. However, current applications are focused on PEG because it has an excellent safety record and is already approved for administration to humans. The attachment of PEG chains has the potential to add considerable value to many pharmaceuticals, particularly proteins and peptides. As well as making them longer acting and less visible to the body's immune system, PEGylation reduces wastage of the valuable active element of the therapy. PEGylation can also be used to link molecules together, an application for the assembly of new pharmaceutical agents.

    We have developed a number of proprietary applications for our technologies as follows:

• protoMASC™	a process of masking protein or peptide pharmaceuticals to slow clearance from the body which gives excellent retention of biological activity;
• viraMASC™	a process for coating viruses to increase efficacy in gene therapy and the treatment of cancer;
• antiMASC™	a process for cloaking anti-tumor antibody fragments to delay clearance by the body, which provides improved tumor localization and penetration; and
• lipoMASC™	a process for coating liposomes, hollow lipid droplets, which leads to significantly improved tumor localization and has application in the delivery of anti-cancer agents.

    Valentis' technologies offer several advantages over conventional PEG techniques: (i) attachment of the PEG chain is done under mild conditions thereby retaining higher levels of bioactivity of the target molecule; (ii) the PEG chain is attached to the target molecule without a linking coupler; and (iii) this technique utilizes a highly pure PEG, improving its safety profile. Most PEGylation techniques require the use of a chemical linker to attach the PEG to the therapeutic agent. The linkers themselves can be damaging, but the process of attaching the linkers to the therapeutic causes the most damage. Most PEG processes were developed for small molecules rather than for biological agents. Biological therapeutics are far less resilient than chemical compounds and are often destroyed by harsh chemical processing of traditional PEGylation. Valentis' PEGylation differs from certain other methods in that it links PEG directly to the target and avoids damaging coupling conditions. The direct linkage circumvents a range of problems introduced by linker groups. Our linkerless technique has what we believe to be an excellent record in the conservation of bioactivity (and hence therapeutic activity) of delicate targets. Our technology confers advantages with respect to preserving biological function of the therapeutic, reducing toxicities, reducing purification requirements and facilitating the manufacturing process. In addition, our technology can be applied more effectively to a broader range of therapeutic targets, thereby enabling novel applications, such as linking different molecules to create novel compounds.

    Valentis is applying these PEG technologies to already approved therapeutics as well as novel therapeutics in development. They can also be applied to gene programs to mask viral vectors. We have established corporate agreements with Transkaryotic Therapies for the development of two undisclosed proteins, Onyx Pharmaceuticals for a PEGylated virus and Viragen for a PEGylated IFN-á. Our technologies are covered by a family of patents and patent applications filed in all major jurisdictions. Currently, none of the products using our PEGylation technologies have begun clinical trials.

Potential Advantages of PEGylation Technology

  •
  Improves biologics by extending the half-life, thereby reducing dosing frequency;

  •
  Eliminates peak dose levels, thereby reducing side-effects;

  •
  Hides proteins from the immune system, reducing immunogenic response; and

  •
  Enables delivery of insoluble proteins.

Traditional PEGylation Techniques

    Traditional PEGylation techniques used different chemical linkers and chemical coupling methods to attach PEG to the target molecule. While PEGylation has been successfully applied commercially, several features are not optimal. First, the use of linkers themselves often results in diminished biological activity of the target protein. Reductions in biological activity can range from 20-90% using traditional PEGylation techniques. Reduced biological activity is most problematic when non-enzymatic proteins, such as cytokines and antibodies, are the target proteins. Enzymes typically require lower dosing because their activity is catalytic. Reduced activity is attributable not only to the linkers themselves, but also to the coupling conditions required for the attachment of PEG to the target molecule, as well as changes induced in the therapeutics' surface charge, which can obstruct binding. In addition to reduced biological activity, chemical linkers can be toxic. This is particularly true when the chemical linkers involve unstable bonds.

Specific Advantages of Our PEGylation Methods

    Valentis has developed a platform that enables direct, linkerless attachment of the target therapeutic to PEG molecules. Our proprietary technology employs tresyl chloride chemistry to produce tresyl monomethoxyPEG ("TMPEG"). We have developed a proprietary position on the use of TMPEG, as well as on methods for "biologically optimized" manufacturing of TMPEG. Our patented technique is a form of Molecule Altering Structural Chemistry. While our efforts have been focused on PEG, the technology can be applied to other polymers and carrier systems. The main advantage of our system is that it enables preserved biological activity.

    The primary advantage of the TMPEG method of PEGylation is that it conserves the biological activity of the target proteins. Enhanced biological activity is enabled by both the linkerless PEG attachment as well as the mild coupling conditions. Optimization techniques have independently conferred improvements in retained biological activity. For example, we have demonstrated 99% retention of the biological activity of GM-CSF using our PEGylation technology, where PEGylated products made by others resulted in less than 35% of the biological activity. Our technology has also demonstrated excellent preservation of the biologic activity of erythropoeitin, granulocyte colony stimulating factor and thrombopoeitin produced by three different commonly used chemical coupling methods.

CORPORATE COLLABORATIONS

    Valentis has corporate collaborative research and development agreements and is actively seeking additional collaborations with pharmaceutical and biotechnology companies. In addition, we have a manufacturing collaboration, the pAlliance™, with DSM Biologics and Qiagen N.V., based on our proprietary methods for the manufacture of plasmid DNA and creating the first contract facility that can produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. Many of Valentis' potential partners own identified therapeutic genes, but we believe many such companies do not possess the technology or the know-how to develop gene therapeutics. In entering corporate collaborations, Valentis seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene therapeutics and access to our development expertise.

Roche Holdings Ltd.

    Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired rights under a corporate collaboration agreement with Corange (the parent company of Boehringer Mannheim, and now a subsidiary of Roche) originally signed in February 1995, providing funding for research and development of Genemedicine™ products to treat head and neck tumors and melanoma (the "Roche Agreement").

    In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer, and required Valentis to conduct a Phase II clinical trial of the IL-2 Genemedicine™ product, and a Phase I / II clinical trial for each of the IFN-a and IL-12 Genemedicine™products. As part of the amendment, Valentis received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to Valentis by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment, postponing the $2 million payment due on February 1, 2000 to February 1, 2001. This $2 million fee was paid in fiscal 2001.

    If Valentis continues to meet the milestones for the development of Genemedicine™ products under the Roche Agreement, we may be entitled to milestone payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits from worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales, if any.

    Also, through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche and renamed Roche Biosciences, for its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The license rights under this agreement continue even though the original agreement with Syntex ended.

pAlliance™ with DSM Biologics and Qiagen N.V.

    In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the entire gene therapy industry. In May 1999, Qiagen N.V. joined the manufacturing alliance, the pAlliance™. The goal of this alliance is to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted plasmid DNA contract manufacturing services.

    Valentis is contributing our process technologies and our expertise in DNA formulation and manufacturing to the pAlliance™. DSM, as a leading supplier of contract manufacturing services, brings manufacturing experience serving the needs of the pharmaceutical and biotechnology industry. Qiagen is contributing non-exclusive access to certain of its technologies and its sales and marketing force.

    The agreement between the parties is intended to be the exclusive vehicle through which the parties will provide services in the area of contract current Good Manufacturing Practices ("cGMP") manufacturing of plasmid and formulated DNA for genetic vaccination and gene therapy purposes. Qiagen has begun marketing these contract-manufacturing services to the gene therapy and genetic vaccination industry in lot sizes of up to the 3,000-liter fermentation scale.

    This manufacturing method has already been used to produce plasmid DNA for a Phase I / II trial for cystic fibrosis conducted by Glaxo, for a Phase I / II study for metastatic melanoma conducted by Valentis and its academic collaborators at the University of Colorado Health Sciences Center and for the IL-2 cancer immunotherapy and Del-1 angiogenic clinical studies that began during fiscal 2001.

    Under the agreement, Valentis has licensed our proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. In June 2001, the pAlliance™ announced that it had signed its first large commercial contract with the Wyeth-Lederle Vaccines business unit of American Home Products Corporation. Revenue from this contract could be recognized beginning in fiscal 2002.

Oxford BioMedica

    In December 2000, PolyMASC and Oxford BioMedica announced a collaborative agreement to develop a new version of MetXia®, Oxford BioMedica's cancer drug, that will be designed to selectively target tumors following systemic administration of the product. The new version of MetXia® will be developed by adding PEG chains to the drug using PolyMASC's proprietary viraMASC™ PEGylation technology.

Viragen, Inc.

    In September 2000, PolyMASC and Viragen, Inc. signed an agreement to develop a new treatment for hepatitis C. The collaborators will utilize PolyMASC's novel protoMASC™ process to PEGylate Viragen's lead drug, Omniferon™, a natural alpha interferon currently in Phase II clinical trials for hepatitis C. Hepatitis C is a serious and widespread liver disease estimated to afflict tens of millions of people worldwide. PolyMASC's PEGylation technology may improve the efficacy of Omniferon™ while reducing the number of injections required for the treatment of hepatitis C patients. Since Omniferon™ is a naturally occurring alpha interferon, it is expected to have an improved side effect profile over recombinant products.

Bayer Corporation

    In August 1999, PolyMASC and Bayer Corporation entered into an agreement whereby Bayer funded a feasibility study on the development of Factor VIII for hemophilia A using our proprietary protoMASC™ technology. The study has completed and Bayer has decided not to enter into a broader agreement. The Bayer agreement expired according to its terms.

TECHNOLOGY LICENSES

    Valentis has technology out-license agreements and is actively seeking additional licensing agreements with pharmaceutical and biotechnology companies.

Ark Therapeutics

    In March 2000, Valentis and Ark Therapeutics initiated a Phase I clinical trial of a VEGF165 gene therapy incorporating Ark's local collar-reservoir delivery device and one of Valentis' proprietary cationic lipid gene delivery systems. In August 2000 the companies announced a second collaboration to develop an endothelial Nitric Oxide Synthase (eNOS) gene therapy for the prevention or treatment of restenosis following bypass graft surgery. The product will combine Valentis' proprietary gene formulation and expression technologies and Ark's extravascular delivery collar to deliver and express the gene encoding the intracellular enzyme, eNOS. The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. Under the collaboration, Valentis and Ark will share research and development costs and potential revenues.

Cardion AG

    In November 1999, Valentis and Cardion (formerly Cardiogene Gentherapeutische Systeme AG) entered into an agreement under which Valentis licensed to Cardion certain patent rights related to the use of the iNOS gene for the treatment or prevention of restenosis in exchange for upfront, milestone and royalty payments.

Epimmune

    In December 2000, Epimmune licensed Valentis' proprietary PINC™ gene delivery technology for Epimmune's preventive and therapeutic DNA vaccines in development against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV) in exchange for up front, milestone and royalty payments.

    Epimmune's genetic vaccines contain EpiGenes™, DNA sequences from HIV or HCV, that code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection. Epimmune's preclinical data demonstrates that PINC™ formulations are very effective at delivering EpiGene vaccines.

Heska Corporation

    Under a November 1998 agreement, Valentis and Heska Corporation are cooperating in the development of immunotherapies for the treatment of cancer and allergies in companion animals. Valentis granted Heska an option to license certain proprietary delivery and manufacturing technology, and Heska is evaluating Valentis' technology in delivering immunomodulatory genes in companion animals. In October 2000, Heska exercised its option and licensed gene delivery and DNA manufacturing technology from Valentis. The technology will be used by Heska to complete development of a novel gene therapy for the treatment of canine cancer.

Invitrogen Corporation

    In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis' proprietary GeneSwitch™ gene regulation system to the life sciences research market. The GeneSwitch™ gene regulation system is a technology that enables precise control of gene expression using an inducer taken orally. The introduction of the GeneSwitch™ marks the initial transfer of certain of Valentis' in vivo gene therapy technologies for use as research tools. Valentis recorded royalties from the license agreement with Invitrogen amounting to less than $3,000 for the period ended June 30, 2001.

Onyx Pharmaceuticals

    In June 1997, Valentis' wholly owned subsidiary, PolyMASC, and Onyx Pharmaceuticals entered into a collaborative agreement to develop a PEGylated version of Onyx's CI-1042 cancer therapeutic and, in April 1999, PolyMASC and Onyx signed a non-exclusive license for PEGylated versions of replicating adenoviruses. Under the terms of the agreement, Onyx has the right to develop PEGylated replicating adenoviruses, and PolyMASC will supply the activated PEG species required to manufacture the PEGylated virus. The goal is to assist CI-1042 in treating not only primary tumors but also sites of metastases.

Transkaryotic Therapies

    In November 1997, PolyMASC and Transkaryotic Therapies ("TKT") signed a licensing agreement for the development of a PEGylated protein pharmaceutical with an option, now exercised, to extend the license to a second protein pharmaceutical. Under the terms of the agreement, TKT will develop the PEGylated proteins. Upon TKT's completion of product development, PolyMASC's sole remaining performance obligation is to supply the activated PEG species required to manufacture the PEGylated proteins, which TKT has yet to request. TKT paid $1.0 million prior to the PolyMASC acquisition by Valentis in August 1999. PolyMASC can earn an additional $3.0 million upon completion of certain milestones.

Valentis' GeneSwitch™ Gene Regulation System

    During fiscal 2001, Valentis negotiated two licenses of the GeneSwitch™ technology to pharmaceutical companies for their internal functional genomics research efforts. A license with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, was signed in February 2001 and a license with GlaxoSmithKline was signed in April 2001. In July 2001, two additional GeneSwitch™ technology licenses were concluded with Lexicon Genetics and Pfizer. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch™ technology.

ACADEMIC LICENSES

    Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies, and we intend to enter into additional licensing arrangements to expand our core technologies.

Baylor College of Medicine

    Valentis has three license agreements with Baylor College of Medicine pursuant to which Valentis has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation technology, including the GeneSwitch™ gene regulation system, as well as access to certain additional technologies ("Baylor Licenses"). We are required to pay Baylor a royalty based on amounts received by Valentis for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

National Jewish Medical Research Center

    In October 1997, Valentis obtained an exclusive license from the National Jewish Medical Research Center ("NJMRC") for patent rights related to the non-viral delivery of a cytokine gene and a superantigen gene for the treatment of cancer (the "NJMRC License"). Under the terms of the NJMRC License, Valentis paid a license fee and is obligated to make payments upon the completion of certain clinical milestones and royalty payments on sales of products, if any. We have certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. NJMRC may terminate the license or convert it to a nonexclusive license if we fail to meet certain milestones. However, Valentis may extend the date by which such milestones must be completed up to three years upon payment of a specified fee for each year a date is extended. In addition, NJMRC may also terminate the license for a material violation or material failure to perform any covenant under the license.

Regents of the University of California

    Valentis has an exclusive license to certain patents and patent applications held by The Regents of the University of California related to in vivo, non-viral delivery of genes using positively charged lipids, including delivery by various modes of administration and for use in the treatment of cystic fibrosis ("The Regents License").

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

Stanford University

    Valentis has obtained an exclusive license to patent rights from Stanford University relating to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases (the "Stanford License"). Under the terms of the Stanford License, Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Stanford License, we have certain obligations regarding the process and timing of clinical activities and seeking FDA approval in the pursuit of development, manufacture and sale of products based on the claims contained in such patent applications. Stanford has the ability to terminate the license or convert it to a nonexclusive license if we fail to meet certain milestones. In addition, Stanford has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

University of Pittsburgh Medical Center

    In March of 1998, Valentis entered into a licensing and collaboration agreement with the University of Pittsburgh Medical Center ("UPMC") through which we obtained an exclusive license to certain patent rights in the field of viral and plasmid-based gene therapy for rheumatology (the "UPMC License and Collaboration Agreement"). Under the terms of the UPMC License and Collaboration Agreement Valentis issued 117,555 shares of common stock in exchange for the exclusive license to these patent rights. We are not obligated to pay additional royalty payments upon the sale of products, if any, in the field of non-viral gene therapy, but are required to share revenue with UPMC at a specified rate upon sublicense of rights in the field of viral gene therapy. Under the terms of the UPMC License and Collaboration Agreement, we are obligated to make payments upon the completion of certain milestones. Certain of the license rights may revert back to UPMC in the event that Valentis fails to commit resources to the development of products in the field of rheumatology. In addition, the UPMC License and Collaboration Agreement established collaborations between Valentis and several researchers at UPMC for the research and development of gene therapies in the field of rheumatology. Intellectual property developed by UPMC under the collaboration will be included in the exclusive license to Valentis described above at no additional cost to us. The value of the common stock issued in the transaction was $1.5 million, which was expensed to acquired in-process research and development in 1998 because the technology was not complete at the date of acquisition.

Vanderbilt University

    Valentis has a worldwide license from Vanderbilt University to certain gene delivery technologies and improvements developed by Dr. Kenneth Brigham ("First Vanderbilt License"). The license pertains to rights under certain patents and patent applications covering cationic lipid-mediated gene delivery used for gene therapeutic products and gene vaccines that are administered to patients systemically or by inhalation. The license is exclusive for systemic gene delivery and non-exclusive for gene delivery via inhalation. Under the terms of the First Vanderbilt License, Valentis paid a license fee to Vanderbilt and is obligated to pay maintenance fees, to make payments upon the achievement of certain milestones and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license or convert it to a nonexclusive license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

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

ACADEMIC COLLABORATIONS

National Jewish Medical Research Center

    Valentis is collaborating with Dr. Steven Dow to develop anti-angiogenic gene therapy and cancer immunotherapeutics. Dr. Dow is conducting studies in dogs with osteosarcoma and other diseases.

Stanford University

    Valentis has established a consulting relationship with Dr. Thomas Quertermous, at Stanford University, in the field of angiogenesis. Dr. Quertermous is the co-discoverer of the Del-1 gene, co-owned by Valentis, and will work with Valentis on the research of the Del-1 gene therapy.

University of Colorado, Health Sciences

    Valentis is collaborating with Dr. Pat Walsh on a physician-sponsored Phase I / II clinical study in melanoma patients using Valentis' IL-2/Superantigen-B gene therapy.

University of Kuopio

    Valentis is currently working with Dr. Seppo Ylä-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland. Dr. Ylä-Herttuala is conducting two physician-sponsored Phase II trials (i) for treating restenosis related to peripheral vascular disease, and (ii) for treating restenosis related to coronary artery disease. Valentis is providing its proprietary cationic lipid gene delivery system (DOTMA) for study with the Institute's plasmids encoding a vascular endothelial growth factor (VEGF).

University of Maryland

    Dr. Bert O'Malley Jr. completed the U.S. Phase I clinical trial using the IL-2 gene medicine for the treatment of head and neck cancer and is collaborating on preclinical studies to evaluate combination therapies in terminal tumor models.

PATENTS AND PROPRIETARY TECHNOLOGIES

    Patents and other proprietary rights are important to Valentis' business. Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of our business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis' competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue that the claims allowed will be sufficient to protect our technology.

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

    Valentis has licensed from Baylor patent rights covering our GeneSwitch™ gene regulation technology, patent rights on the use of certain muscle-specific gene expression, and patent rights covering gene delivery to the joint. We have licensed from UPMC a portfolio of patent rights in the field of gene therapy for rheumatology, including viral and plasmid-based gene therapy. We have licensed from NJMRC patent rights related to the plasmid-based delivery of a cytokine gene and a superantigen gene for the treatment of cancer. We have licensed from Stanford patent rights to the use of genes that increase nitric oxide levels for the treatment of certain cardiovascular diseases.

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

    The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Further, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received, patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of Valentis. Valentis is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene therapeutics, and there can be no assurance that any such patent applications or patents will not have a material adverse effect on products Valentis or its corporate partners are developing or may seek to develop in the future. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against Valentis with respect to its products or technology or other matters.

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

    Valentis also relies on proprietary information and trade secrets, including its proprietary database of preclinical in vivo experiments, to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to Valentis' trade secrets or disclose such technology to the public, or that we can maintain and protect unpatented proprietary technology. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with Valentis. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Valentis technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that Valentis' trade secrets will not otherwise become known or be discovered independently by its competitors. For a description of our current patent litigation, see "Item 3, Legal Proceedings," below.

MANUFACTURING AND COMMERCIALIZATION

    Valentis' commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue development up to Phase III clinical trials of gene therapeutics and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing.

    Valentis intends that its large scale manufacturing of plasmid DNA will be conducted either through the pAlliance™ with DSM and Qiagen (as discussed in "Corporate Collaborations" above) or with other contract manufacturing organizations as required. Through the pAlliance™, we have demonstrated that we can manufacture plasmid DNA at commercial scales using conventional and proprietary fermentation and purification processes. In addition, Valentis plans to augment contract manufacturing organization (CMO) output with its own pilot manufacturing facility for the production of plasmid DNA at smaller scales. The facilitating agents of Valentis' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, we have obtained access to manufacturing of facilitating agents through arrangements with contract manufacturers. Preparation of the final formulations has been carried out at our pilot manufacturing facility and at contract manufacturers.

    Valenits' intends that manufacturing of PEGylation products will be conducted with contract manufacturing organizations or at potential corporate partner facilities.

    Valentis itself does not currently operate manufacturing facilities for commercial production of its products. We have no experience in, and currently lack the resources and capability needed for, the manufacture or marketing of any of our products on a commercial scale. Accordingly, Valentis will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing of our products. We are not aware of third parties that have demonstrated sustained large-scale commercial manufacturing of gene therapeutics. There can be no assurance that our corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of gene therapeutics or PEGylated products.

    Under the terms of the Roche Agreement, Roche has received exclusive rights to market and sell Valentis' gene therapeutics that are developed pursuant to this corporate collaboration.

GOVERNMENT REGULATION

    The production and marketing of Valentis' products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration ("FDA"). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food,

Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled FDA's regulation of most gene therapeutics to date. Gene therapy, however, is a relatively new technology, and it is uncertain whether any unique regulatory requirements may be imposed upon gene therapeutics. We are not aware of any gene therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

    The necessary steps before a new biological product may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an IND for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving gene therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a Biologics License Application ("BLA"), and (vi) FDA approval of the BLA prior to any commercial sale or shipment of the biologic.

    Facilities used for the manufacture of biologics are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with FDA's Good Manufacturing Practice ("GMP") regulations. Manufacturers of biologics also must comply with FDA's general biological product standards and also may be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against Valentis or its corporate partners.

    Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into human subjects or patients, the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis' or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

    The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the BLA. The BLA must also contain extensive manufacturing information and each manufacturing facility must be inspected and approved by FDA before the BLA will be approved. Similar regulatory approval requirements exit for the marketing of these products outside the United States (e.g. Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

    For clinical investigation and marketing outside the United States, Valentis and our corporate partners may be subject to FDA as well as regulatory requirements of other countries. The FDA regulates the export of biological products, whether for clinical investigation or commercial sale. In Europe, the approval process for the commencement of clinical trials varies from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

    Valentis' research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials, and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, Valentis could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that any of the operations, business or assets of Valentis will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

    Gene delivery, gene therapies and PEGylation are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in our products or technologies becoming obsolete before we recover a significant portion of its related research, development and capital expenditures. We are aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene therapy and PEGylation, or have commenced clinical trials of gene therapeutics and PEGylation. Many of these companies are addressing diseases that have been targeted by Valentis or our corporate partners. Valentis also may experience competition from companies that have acquired or may acquire gene technology or PEGylation technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery, gene therapeutics or PEGylation that may materially and adversely affect us. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology, including intellectual property related to gene delivery systems or PEGylation. Corporate partners may also elect to internally develop gene therapeutics that compete with our products. Lastly, many other companies are developing non-gene therapies or non-PEGylation technologies to treat these same diseases.

    Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than Valentis. There can be no assurance that research and development by others will not render our gene delivery systems, our PEGylation products, or the products developed by corporate partners using our gene delivery systems or PEGylation obsolete or non-competitive, or that any product we or our corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that our competitors will not develop safer, more effective or less costly gene delivery systems, gene therapeutics, PEGylated products, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

    As of August 31, 2001, Valentis employed 115 individuals full-time, including 33 who hold doctoral degrees. Of our total work force, 84 employees are engaged in or directly support research and development activities, and 31 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

RISK FACTORS

Development Of Our Products Will Take Several More Years And Our Products Will Require Approval Before They Can Be Sold

    Because substantially all of our potential products currently are in research, preclinical development or the early stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all. We cannot be certain that any of our products will be safe and effective or that we will obtain regulatory approvals. In addition, any products that we develop may not be economical to manufacture on a commercial scale. Even if we develop a product that becomes available for commercial sale, we cannot be certain that consumers will accept the product.

    If we cannot satisfy existing clinical and regulatory approval requirements, we, or our partners, may not be able to market our products. We may not obtain regulatory approval for the commercial sale of any of our products or be able to demonstrate that a potential product is safe and effective for its intended use. We cannot be certain that we, or our corporate partners, will be permitted to undertake clinical testing of our potential products and, if we are successful in initiating clinical trials, we may experience delays in conducting them.

    While we have demonstrated some evidence that our gene delivery systems have utility in preclinical studies, these results do not mean that the resulting products will be safe and effective in humans. Our gene delivery systems may have undesirable and unintended side effects or other characteristics that may prevent or limit their use.

    Gene therapies and enhanced delivery of pharmaceuticals based on biologics are new and rapidly evolving technologies that are expected to undergo significant technological changes in the future. Many other companies are seeking to identify therapeutic genes and understand their function in the development and progression of various diseases. However, only limited clinical data are available regarding the safety and efficacy of gene therapeutics. We are not aware of any gene therapeutic that has received marketing approval from the United States Food and Drug Administration, or FDA, or foreign regulatory authorities. As a result, clinical trials relating to gene therapeutics may take longer to complete than clinical trials involving more traditional pharmaceuticals.

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

    Since our inception, we have engaged in research and development activities. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. As of June 30, 2001, we have an accumulated deficit totaling $159.1 million. The process of developing our products will require significant additional research and development, and regulatory approvals. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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
  issuance of debt; or

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

    We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We have not generated significant royalty revenues from product sales, and we do not expect to receive significant revenue from royalties for the foreseeable future, if ever. We expect that our existing resources will enable us to maintain our operations through at least the year ending December 31, 2002. However, we may require additional funding prior to such time.

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

We Must Attract And Retain Corporate Partners

    Our business strategy is to attract business partners to fund or conduct research and development, preclinical studies, clinical trials, manufacturing, marketing and sales of our products. Valentis is highly dependent upon our corporate collaborations. There can be no assurance that milestone payments contemplated by any of our corporate collaborations will be received, that the Roche Agreement will be extended, or that any of our corporate collaborations will result in successfully commercialized products, or that Valentis will receive any related royalty revenues. Should we fail to receive research funds or should milestones set forth in any or all of the corporate collaborations not be achieved, or should the corporate collaborations be breached or terminated, our business, financial condition and results of operations could be materially adversely affected.

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

    We are aware of several pharmaceutical and biotechnology companies that are pursuing gene therapeutics or are incorporating PEGylated technologies into new pharmaceuticals. Many of these companies are addressing diseases that have been targeted by our corporate partners and us. We are also aware that some of our corporate partners are developing gene therapy and PEGylated therapeutics with one or more of our competitors. We also face competition from companies developing cell-based therapies and from companies using more traditional approaches to treating human diseases. Some of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

  •
  research;

  •
  development including clinical trials;

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

    In addition, we face intense competition from other companies for corporate collaborations, for establishing relationships with academic and research institutions and for licenses to proprietary technology. Our competitors may develop safer, more effective or less costly biologic delivery systems, gene therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we can.

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

    In addition, drug-manufacturing facilities in the U.S. must comply with the FDA's good manufacturing process regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. While we anticipate that we will be able to manufacture product that meets these requirements, we may be unable to attain or maintain compliance with current or future Good Manufacturing Practices requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable regulatory requirements, the FDA may permanently suspend or delay clinical trials and place restrictions on our ability to market the product or conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials or the market. This, or an unexpected increase in the cost of compliance, could decrease our ability to generate revenue or become profitable.

    In August, 2001, we discovered manufacturing issues at our contract manufacturer that may impact Del-1 and intravenous IL-2 clinical trials. When we discovered the issues, we postponed enrollment in the clinical trials for both products until we could fully assess their impact. Also, we informed the FDA of the issues. On September 19, 2001, FDA placed a clinical hold on our Del-1 clinical trial. We currently are in discussions with the FDA, and are determining the impact of the manufacturing issues on the clinical trials. Although we cannot assure you that our timelines will not be materially affected, based on our internal analysis and discussions with FDA to date, we do not anticipate that the timelines for the Del-1 and intravenous IL-2 clinical trials will be materially affected by these issues.

We Must Obtain Foreign Regulatory Approvals To Make And Sell Products In Foreign Countries

    We cannot be certain that we will obtain regulatory approvals in other countries. In order to market our products outside the US, alone and with our corporate partners, we must comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. The time required obtaining approval in other countries might differ from that required obtaining FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of any other country.

Our Products Must Be Accepted By Physicians And Insurers

    Concerns have arisen regarding the potential safety and efficacy of gene therapeutics using viral delivery systems. While our gene delivery systems do not contain viruses, these concerns could negatively affect physicians' and health care payers' evaluations of our products. Physicians and health care payers could conclude that our products or technologies are not safe and effective. Our success is dependent on commercial acceptance of our products. We believe that recommendations by physicians and health care payers will be essential for commercial acceptance of our products. If products developed by us and our corporate partners are not commercially accepted by patients, physicians or third-party payers, sales would be adversely affected.

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

Our Products Must Obtain Adequate Reimbursement

    Even if we, and our corporate partners, succeed in bringing products to market, we cannot be certain that reimbursement will be available. Sales volume and price of any of our potential products will depend, in part, on the availability of third-party reimbursement for the cost of such products and related treatments. Reimbursement is generally provided by government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Even if reimbursement is available, payers' reimbursement policies may adversely affect our corporate partners' ability to sell such products on a profitable basis. If these corporate partners are unable to profitably sell our products, our royalty revenue will be reduced.

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

We Must Demonstrate Large-Scale Manufacturing Capabilities

    Our limited manufacturing experience may compromise our ability to successfully introduce our potential products. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither

DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. The collaboration has the potential to create the first manufacturing facilities that can produce high-quality, ultra-pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products. Either DSM or another contract manufacturing organization will have full responsibility for manufacturing material to be marketed to any company or institution working in the field of gene therapy. We will depend on DSM and/or our corporate partners for commercial-scale manufacturing of our products. DSM and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

Delaware Law And Our Charter Could Make The Acquisition Of Our Company By Another Company More Difficult

    We are incorporated in the State of Delaware. Provisions of Delaware law applicable to our company could delay a merger, tender offer or proxy contest or make such a transaction more difficult. State laws prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. In addition, our Board of Directors may issue shares of preferred stock without Valentis stockholder approval. The rights of our common stockholders may be limited by the rights of any future preferred stockholders. In addition, our charter provides for:

  •
  a classified board of directors;

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

    Our business activities expose us to the risk of liability claims or product recalls and any adverse publicity that might result from a liability claim against us. We currently have only limited amounts of product liability insurance, and the amounts of claims against us may exceed our insurance coverage. Product liability insurance is expensive and may not continue to be available on acceptable terms. A product liability claim not covered by insurance or in excess of our insurance or a product recall could significantly harm our financial results or our reputation. Either of these could result in a decrease in our stock price.

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

Conversion of Series A Preferred Shares and the Exercise of the Related Warrants Could Affect the Market Price of our Common Stock

    On December 5, 2000, we issued 31,500 shares of our Series A convertible redeemable preferred stock, $1,000 stated value per share, and common stock warrants to purchase an aggregate of 1,266,828 shares of our common stock with a current exercise price of $10.25 per share, subject to adjustment. The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly. Each share of Series A preferred stock, plus accrued and unpaid dividends, is convertible into shares of the Company's common stock at a fixed conversion price of $9.00 per share, subject to adjustment. For additional information regarding the Series A preferred stock and the common stock warrants, see "Summary of Our Business—Recent Developments—Private Placement of Series A Preferred Stock and Warrants."

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

The Sale and Issuance of the Series A Preferred Stock Will Have an Impact to Earnings Available to Common Stockholders

    Of the proceeds from our sale of Series A convertible redeemable preferred stock, approximately $7.1 million will be allocated to the common stock warrants and the conversion feature included with the subscription agreement, and will be reflected as an increase to additional paid-in capital and a decrease to the Series A convertible redeemable preferred stock. This $7.1 million will be accreted to preferred stock over the term of the initial 3.5 years redemption period. This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

ITEM 2. PROPERTIES

    Valentis leases approximately 52,800 square feet in Burlingame, California ("The Burlingame Facility"), a 38,000 square-foot building in The Woodlands, Texas (the Woodlands Facility"), and 5,020 square feet of lab and office space in London, England (the "PolyMASC Facility"), all of which are occupied as of June 30, 2001. The facilities have been built to Valentis' specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials.

    The term of the lease for 42,200 square feet in use at the Burlingame facility expires in 2004, at which time we have the option to renew the lease for an additional period of five years. An additional 10,600 square feet of the Burlingame Facility has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time we have the option to renew the lease for an additional period of five years.

    The initial term of the lease for the Woodlands Facility, which began in January 1995, is 10 years, after which time Valentis may renew the lease for an additional period of five years. We also have an option to expand this facility by up to an additional 62,000 square feet during the first six years of the initial term of the lease.

    PolyMASC leases three properties totaling approximately 5,020 square feet in London, England. The initial terms of the leases for these facilities, which began between 1995 and 1998, are from three to five years. In April 2001, Valentis announced that it would close its London facility and consolidate all of its PEGylation research activities into its preclinical research and development center in The Woodlands, Texas. The Company's landlord in London has indicated that we will be able to withdraw from the remaining term of our lease without penalty or ongoing obligation. Valentis believes that its facilities are adequate to meet its needs for the foreseeable future. Should we need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    On April 6, 2001, Valentis' wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against Alza Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on Alza's manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled "Liposomes." The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. Doxil® is approved in the U.S. for the treatment of refractory ovarian cancer and AIDS-related Kaposi's sarcoma; Caelyx® is marketed in Europe and Canada for the treatment of advanced ovarian cancer and AIDS-related Kaposi's sarcoma and in Canada for breast cancer. PolyMASC is seeking monetary damages and enhanced damages should the court find that Alza's infringement was willful.

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market as Megabios Corp. under the symbol "MBIO" on September 15, 1997. Prior to that date, there was no public market for our common stock. In April 1999 Megabios was renamed Valentis and its stock-trading symbol was changed to "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

	High	Low
1999
First Quarter	$6.75	$4.06
Second Quarter	5.56	3.38
Third Quarter	7.00	3.66
Fourth Quarter	10.00	3.38
2000
First Quarter	20.13	8.56
Second Quarter	12.31	6.25
Third Quarter	11.50	7.00
Fourth Quarter	10.94	5.00
2001
First Quarter	8.69	4.44
Second Quarter	7.08	3.63
Third Quarter (through September 24, 2001)	4.05	3.20

    On September 24, 2001 the last sale price reported on the Nasdaq National Market for Valentis' common stock was $4.05 per share. At that date, there were approximately 599 stockholders of record of our common stock.

    Valentis sold no unregistered securities during the last quarter of the period covered by this report, but did issue 66,993 shares of its common stock to holders of Series A Redeemable Preferred Stock as a stock dividend for the period from March 16, 2001 to June 15, 2001. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale under the Securities Act of 1933.

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

	Year Ended June 30,
	2001	2000(1)	1999(2)	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaborative research and development revenue	$4,297	$5,251	$3,430	$8,083	$5,793
Research and development grant revenue	349	338	699	—	—

Total revenue	4,646	5,589	4,129	8,083	5,793
Operating expenses:
Research and development	30,177	27,332	17,806	13,611	8,598
General and administrative	8,231	7,322	5,063	3,561	2,417
Acquired in-process research and development	—	14,347	26,770	1,500	—
Amortization of goodwill and other acquired intangible assets	5,733	5,016	819	—	—

Total operating expenses	44,141	54,017	50,458	18,672	11,015

Loss from operations	(39,495)	(48,428)	(46,329)	(10,589)	(5,222)
Interest and other income (expense), net	1,296	773	1,649	2,211	275

Net loss	$(38,199)	$(47,655)	$(44,680)	$(8,378)	$(4,947)
Deemed dividend	(1,479)	—	—	—	—
Dividends on convertible preferred stock	(898)	—	—	—	—

Net loss applicable to common stockholders	$(40,576)	$(47,655)	$(44,680)	$(8,378)	$(4,947)

Basic and diluted net loss per share applicable to common stockholders	$(1.37)	$(1.80)	$(2.90)	$(0.83)	$(4.40)

Shares used in computing basic and diluted net loss per common share	29,515	26,452	15,430	10,088	1,126

(1)
Reflects the results of PolyMASC Pharmaceuticals plc from August 27, 1999, the date of acquisition.

(2)
Reflects the results of GeneMedicine, Inc. from March 18, 1999, the date of acquisition.

	June 30,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$35,833	$33,120	$24,307	$22,966	$24,269
Working capital	25,191	21,991	15,461	20,966	21,629
Total assets	50,249	60,308	64,427	55,901	29,978
Long-term debt	138	2,697	5,459	2,464	1,487
Convertible redeemable preferred stock	23,895	—	—	—	—
Accumulated deficit	(159,120)	(120,921)	(73,266)	(28,586)	(20,208)
Total stockholders' equity	14,512	44,404	45,930	50,282	25,223

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future, result, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Rick Factors" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

COMPANY OVERIEW

    Valentis is a biopharmaceutical company applying proprietary synthetic gene delivery, gene regulation, and PEGylation technologies to create novel therapeutic products based on genomic discoveries in the fields of cardiovascular disease, oncology, hematology, and infectious diseases. Enabled by our expertise in preclinical research and development, clinical development, and manufacturing, Valentis has created a broad product portfolio of cutting edge biopharmaceuticals.

    The merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis has centers in three locations: Burlingame, California, which is the Company's headquarters, as well as the center for clinical development, The Woodlands, Texas, which houses personnel focused on research; and London, England, which focuses on research of PEGylation technologies. Valentis is in the process of closing the London facility and transferring research and development of the PEGylation technologies to its facility in Texas.

Genemedicine™ Products

    Valentis' Genemedicine™ products provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells are controlled by Valentis proprietary gene regulation systems.

  •  Synthetic Gene Delivery Systems

      Valentis has developed synthetic gene delivery systems based on several classes of delivery enhancing materials, including polymers and lipids. Our PINC™ (Protective Interactive Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. Valentis cLIPIDS™ (cationic lipids) provide efficient delivery after intravenous or intratumoral administration. Both delivery systems have been demonstrated to enhance the cellular distribution and uptake of plasmid-based gene expression systems in vivo, resulting in therapeutic levels of gene expression.

      Valentis' synthetic gene delivery systems can be used with a wide variety of genes, as evidenced by ongoing preclinical and clinical trials in oncology, cardiovascular disease, hematology and infectious disease. In addition, Valentis has an extended portfolio of proprietary synthetic gene delivery technologies.

  •  Gene Regulation Systems

      Valentis' inducible gene regulation system, the GeneSwitch™ system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

      The GeneSwitch™ gene regulation system is available for licensing as a functional genomics research tool. To date, various corporate partners have obtained licenses to the technology for commercial research purposes, utilizing the technology as a platform tool in gene function and drug target discovery. Corporate partners who have licensed the GeneSwitch™ system include American Home Products, GlaxoSmithKline, Lexicon Genetics, and Pfizer.

PEGylation Systems (Polymer-based biopharmaceutical delivery)

    Valentis' OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol ("PEG"), a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary PEG ("OptiPEG™") to proteins, peptides, antibody and antibody fragments, viruses and liposomes, to retain maximum biological activity of the material, and to protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies listed below provide the potential to deliver products with improved safety, efficacy, and dosing regimens.

• protoMASC™	masks protein or peptide pharmaceuticals to slow clearance from the body with excellent retention of biological activity.
• antiMASC™	cloaks antibody fragments to delay clearance by the body, which provides improved tumor localization and penetration.
• viraMASC™	coats viruses to allow for improved tumor localization and to enable re-dosing.
• lipoMASC™	is a process for coating liposomes, which has application in the delivery of anti-cancer and anti-inflammatory agents.

Current Good Manufacturing Practices manufacturing ("cGMP")

    Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and Genemedicine™ biopharmaceuticals. Through our pAlliance™ with DSM Biologics and QIAGEN N.V., we are able to produce material from lab to commercial scale using the same process. Valentis also has established manufacturing alliances for our proprietary, biologically optimized PEG (OptiPEG™).

Corporate Partners

    Valentis itself, or through its PolyMASC subsidiary, currently has corporate collaborations with:

  •
  Roche Holdings Ltd. for cancer immunotherapeutics based on the Interleukin-2 ("IL-2") and Interleukin-12 ("IL-12"), and Interferon-a ("IFN-a") genes;

  •
  DSM Biologics and QIAGEN, N.V. for plasmid DNA manufacturing;

  •
  Oxford BioMedica for a new PEGylated version of the cancer drug MetXia®; and

  •
  Viragen, Inc. for the development of a PEGylated IFN-a for treatment of hepatitis C.

Technology Licenses

    Valentis itself, or through its PolyMASC subsidiary, currently has technology out-licenses with:

  •
  Ark Therapeutics (formerly Eurogene, Ltd.) for cardiovascular diseases using gene therapy and Ark's collar delivery system;

  •
  Cardion AG for the development of gene therapeutics for restenosis;

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines;

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals;

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch™ gene regulation system to the research market;

  •
  Onyx Pharmaceuticals, Inc. for a PEGylated virus-based cancer therapeutic, CI-1042; and

  •
  Transkaryotic Therapies for the development of PEGylated protein pharmaceuticals.

    Valentis has also licensed its proprietary GeneSwitch™ gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, GlaxoSmithKline, Lexicon Genetics and Pfizer, Inc. for functional genomics research.

    On March 18, 1999, Megabios Corp. completed its merger with GeneMedicine and on April 29, 1999, the combined company was renamed Valentis, Inc. Each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the common stock of Valentis. The merger resulted in the issuance of approximately 9.1 million shares of Valentis' common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to outstanding GeneMedicine stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million.

    The merger transaction was accounted for as a purchase. A charge of $25.9 million for in-process research and development acquired from GeneMedicine was included in Valentis' Consolidated Statements of Operations (see detailed discussion of "Acquisition of GeneMedicine Research and Development Programs" below). The intangible assets acquired were assigned a value of $9.8 million and are being amortized over their estimated useful lives of 3 years.

    On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc. Under the terms of the acquisition agreement, each outstanding ordinary share of PolyMASC was exchanged, at a fixed exchange ratio of 0.209, for newly issued shares of common stock of Valentis. This resulted in the issuance of approximately 4.4 million Valentis shares valued at about $20.1 million. The purchase price also included approximately $837,000 of transaction costs, for an aggregate purchase price of $20.9 million. PolyMASC has been managed as a wholly owned subsidiary of Valentis.

    PEGylation research and development programs are in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary OptiPEG™ technology has as yet entered any stage of human clinical testing or has been approved for marketing. Our strategy has been to develop and commercialize PEG products through alliances with pharmaceutical and biotechnology companies.

    The acquisition of PolyMASC was accounted for as a purchase. A charge of $14.3 million for in-process research and development acquired from PolyMASC was included in Valentis' Consolidated Statements of Operations (see detailed discussion under "Acquisition of PolyMASC Research and Development Programs" below). The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $7.1 million and are being amortized over their estimated useful lives of three years.

    With the acquisition of London-based PolyMASC, Valentis expanded its delivery technologies and has a more diversified portfolio of products in preclinical development. The acquisition broadened Valentis' intellectual property portfolio in biologics delivery, creating what it believes is the first company offering a broad array of technologies and intellectual property in biologics delivery. PEGylation is an established technology that involves the attachment of the PEG to therapeutics to alter their pharmacokinetics (distribution in the body, metabolism and excretion). The alteration of the pharmacokinetics of biologics due to PEGylation may lead to improved dosing intervals and may also have beneficial effects on safety and efficacy.

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

    We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the expansion of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2001, Valentis' accumulated deficit was approximately $159.1 million.

Results of Operations

Fiscal Years Ended June 30, 2001, 2000 and 1999

Revenue

    Valentis' revenue was approximately $4.6 million for the year ended June 30, 2001 compared to $5.6 million and $4.1 million in 2000 and 1999, respectively.

    The 2001, 2000 and 1999 revenue contributions attributable to milestone achievements and collaborative research and development performed under our corporate collaborations, and grant revenues are (in thousands):

	Year ended June 30,
	2001	2000	1999
Collaborative research and development revenue:
Roche Holdings, Ltd.	$2,959	$3,778	$1,000
Boehringer Ingelheim	267	533	—
Eli Lilly	—	494	2,180
DSM Biologics	—	—	250
Other	1,071	446	—

	4,297	5,251	3,430
Grant Revenue	349	338	699

Total Revenue	$4,646	$5,589	$4,129

    Changes in revenue for the fiscal years ended June 30, 2001 and 2000 compared to the previous year are explained below:

  •
  Revenue from Roche decreased for the year ended June 30, 2001 due to a $750,000 milestone payment that was recognized in 2000. The revenue from Roche increased for the year ended June 30, 2000 as compared to 1999 because the agreement was acquired through the merger with

    GeneMedicine in March 1999. The increase was attributable to a full year of revenue recognized in the year ended June 30, 2000 compared to one quarter of revenue recognized in fiscal 1999.

  •
  Revenue from Boehringer Ingelheim decreased for the year ended June 30, 2001 compared to the prior year due to the completion of the agreement in November 2000. Revenue from Boehringer Ingelheim was recognized under a 15-month collaboration signed in September 1999.

  •
  Revenue and preclinical work under the Lilly agreement was completed during fiscal 2000. The revenue in 2000 decreased from that in 1999 due to the completion of substantially all of Valentis' research obligations under the agreement.

  •
  Revenue from DSM Biologics in 1999 was comprised of a $250,000 milestone payment. No subsequent milestone revenue or profit sharing has been recognized from products sold through the pAlliance™.

  •
  Other revenue in 2001 resulted primarily from license revenue derived from an agreement with Heska of approximately $400,000; revenue generated by several license agreements for Valentis' GeneSwitch™ technology of approximately $340,000 and; revenue derived from the licensing of PEGylation technology of approximately $328,000. Other revenue in 2000 of approximately $446,000 resulted primarily from the revenue generated by PolyMASC, acquired by Valentis in August 1999.

  •
  Grant revenue in 2001 increased slightly over 2000 due to the commencement of two SBIR grants in 2001. Grant revenue in 2000 decreased as compared to 1999 due to the completion of SBIR grants in 1999.

    Revenue derived from corporate collaborations and grants may increase in the future if we are successful in establishing new collaborations, and are awarded additional SBIR grants.

    Included in deferred revenue at June 30, 2001, is $3.3 million related to Roche that will be fully recognized in fiscal year 2002. This deferred revenue will be earned either upon the achievement of certain milestones or under certain circumstances, through the performance of additional contract research.

    If Valentis continues to meet the milestones for the development of Genemedicine™ products under the Roche Agreement, we may be entitled to milestone payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits from worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales, if any.

Expenses

    Research and development expenses increased to $30.2 million for the year ended June 30, 2001 from $27.3 million in 2000 and $17.8 million in 1999. The increase for the period ending June 30, 2001 as compared to 2000 was primarily attributable to higher expenses for two new clinical trials that commenced during the period. The increase for the period ended June 30, 2000 as compared to 1999 was attributable to the addition of staff, facilities and projects resulting from the mergers of GeneMedicine in March 1999 and PolyMASC in August 2000. Valentis expects research and development expenses to continue to increase as additional product candidates progress into and through clinical trials.

    General and administrative expenses increased to $8.2 million for the year ended June 30, 2001 from $7.3 million in 2000 and $5.1 million in 1999. The increase for the period ended June 30, 2001 as compared to 2000 was primarily due to the additions of staff and facilities to support our increased research and development efforts. The increase for the period ended June 30, 2000 as compared to 1999 was attributable to the addition of staff and facilities resulting from the mergers of GeneMedicine in March 1999 and PolyMASC in August 2000. We expect general and administrative expenses to continue to increase due to increased business development activities and to support expanded research and development activities.

    In 2000, Valentis recorded $14.3 million of acquired in-process research and development as part of the acquisition of PolyMASC. In 1999, $26.8 million of acquired in-process research and development was recorded as part of the merger with GeneMedicine and the acquisition of rights to the Del-1 gene. Details of the mergers and acquisitions are described below.

    Valentis recorded $5.7 million, $5.0 million and $819,000 for amortization of goodwill and other intangible assets in fiscal years 2001, 2000 and 1999, respectively, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000. Details of the mergers and acquisitions are described below.

Interest and Other Income (Expense), Net

    Interest and other income (expense), net was $1.3 million in 2001, $773,000 in 2000 and $1.6 million in 1999. The increase in interest and other income (expense), net in 2001 compared to 2000 resulted primarily from increased interest income derived from higher investment balances. The decrease in interest and other income (expense), net in 2000 compared to 1999 resulted primarily from a reduction in the interest income derived from lower investment balances and by an increase in property, use and state taxes.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

    The deemed dividends related to Series A redeemable convertible preferred stock (see note 12) include the accretion of Class A and B warrants, the accretion of beneficial conversion feature and the accretion of related issuance costs. Below are the accretion values for Class A and B warrants and issuance costs.

    The accretion of Class A and B warrants for the year ended June 30, 2001 was approximately $984,000. The accretion of the beneficial conversion feature for the year ended June 30, 2001 was approximately $179,000. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

    The accretion of issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $316,000 for the year ended June 30, 2001 was included in the calculation of net loss applicable to common stockholders.

Dividends on Series A Redeemable Convertible Preferred Stock

    Dividends on Series A redeemable convertible preferred stock (see note 12) are calculated at the rate of 5% per annum and were approximately $898,000 for the year ended June 30, 2001. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Acquisition of PolyMASC Research and Development Programs

    PEGylation is the primary research and development technology that Valentis acquired from PolyMASC in August 1999. Valentis' management is responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of biologics delivery research and development. In the valuation model, it was assumed that for product candidates based on PolyMASC's technology, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and we are able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties and no product utilizing the technology has been successfully developed to date. The PEGylation technology that we acquired was valued at $14.3 million. PolyMASC currently has corporate collaborations with Onyx Pharmaceuticals, Transkaryotic Technologies, and Viragen.

    Before a product can be successfully marketed, we, or our corporate partners, must fund the completion of preclinical studies, clinical studies and, if successfully completed, the market introduction of the new PEGylated therapies. Product efficacy and dose responsiveness must be proven in Phase II and Phase III human clinical trials and FDA approval is required before market introduction. We currently estimate that clinical development activities will not be completed and revenues will not begin to accrue to the Company for the next several years. Management estimates that to complete the work on these products, the remaining research and development efforts, offset by estimated revenue generated from potential corporate collaborators, will total more than $8 million. This amount could vary significantly depending on the success of preclinical development efforts, clinical trial results, our success in attracting and retaining corporate collaborators and the ability of our collaborators to successfully manufacture and market any resulting products.

Acquisition of GeneMedicine Research and Development Programs

    We acquired seven primary GeneMedicine research and development programs in March 1999. Prior to the merger of GeneMedicine with Megabios in March 1999, over the previous five years, GeneMedicine, Inc. incurred approximately $50 million of research and development expenses in the development of these research and development programs. Costs to complete these projects could aggregate to approximately $50 million over the next four to six years.

    At the date of the acquisition, Valentis recorded a charge of $25.9 million for acquired in-process research and development. The acquired in-process research and development has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of gene therapy research and development. In the valuation model, it was assumed that for each program, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and we are able to manufacture the product in commercial quantities.

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

    In determining our research and development priorities, we decided to defer additional work on three of the programs acquired in the merger with GeneMedicine. Work on any of the growth factor gene products (IGF-1), pulmonary gene products (AAT) and the vaccine programs (APC) is not expected to be pursued unless or until a corporate partner is identified to provide funding for further development.

    As a result of the mergers with GeneMedicine and PolyMASC, Valentis' focus became one of transforming its technologies into products. At June 30, 2001, Valentis had seven clinical trials in progress for six different cardiovascular and oncology gene therapies. An additional two gene therapy product candidates are scheduled to begin clinical trials in the next year. If these trials and Phase III clinical studies for our Genemedicine™ products are successfully completed and our corporate collaborators subsequently market the products, Valentis will be entitled to receive royalties on the resulting product sales.

Other Acquired Technology

    In April 1999, Valentis acquired rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The acquisition of Del-1 strengthens our product development in the area of cardiovascular disease. We expensed the cost of $900,000 for Del-1 as acquired in-process research and development as the technology was not complete at the date of acquisition.

New Accounting Pronouncements

    In June 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transitions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

Liquidity and Capital Resources

    As of June 30, 2001, Valentis had $37.3 million in cash, cash equivalents and investments compared to $37.7 million at June 30, 2000 and $39.1 million at June 30, 1999. Net cash used in our operations was $27.9 million in 2001, $22.9 million in 2000 and $20.0 million in 1999. Cash was used primarily to fund increasing levels of research and development and general and administrative activities. Our capital expenditures were $311,000 in 2001, $895,000 in 2000 and $5.5 million in 1999. Capital expenditures in 1999 primarily reflect expenditures for the construction of Valentis' pilot manufacturing facility at its Burlingame location. Valentis expects its capital expenditures in the future to increase as we upgrade our pilot manufacturing facility at the Burlingame facility to comply with GMP standards.

    Since its inception, Valentis has financed its operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements. On December 5, 2000, we completed the private placement of 31,500 shares of Series A convertible redeemable preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.

    Additional details associated with our December 5, 2000 private placement of Series A Preferred Stock and Warrants can be obtained from the Notes to Consolidated Financial Statements for the year ended June 30, 2001 or from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

    On April 14, 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share, resulting in net proceeds of approximately $18.8 million.

    In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of June 30, 2001, the outstanding balance under this financing agreement was $230,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In May 1996, Valentis entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of June 30, 2001, the outstanding balance under this financing agreement was $299,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998 in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At June 30, 2001, the outstanding balance was $2.2 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investments balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

    Valentis anticipates that its cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through December 31, 2002. However, we may require additional funding prior to such time. Valentis' future capital requirements will depend on many factors, including scientific progress in its research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control. We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements. We expect that additional equity or debt financing may be required to fund our operations. Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

ITEM 7A. FINANCIAL MARKET RISK

    Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

	2001	2002	2003	Total
Cash equivalents
Fixed rate	$12,042	$—	$—	$12,042
Average rate	4.21%	—	—	4.21%
Short-term investments
Fixed rate	$11,869	$10,273	—	$22,142
Average rate	6.22%	5.63%	—	5.95%
Long-term investments
Fixed rate	—	—	$1,439	$1,439
Average rate	—	—	4.76%	4.76%

Total investment securities	$23,911	$10,273	$1,439	$35,623
Average rate	5.21%	5.63%	4.76%	5.31%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Valentis' Financial Statements and notes thereto appear on pages 54 to 78 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning our directors and executive officers is incorporated by reference from Valentis' Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference from the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference from the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from the Definitive Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Index to Financial Statements

    The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 54 of this Report.

(a)(2)  No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)  Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant
(1)	3.2	Bylaws of the Registrant
(5)	3.3	Certification of Destinations of Series A Convertible Redeemable Preferred Stock
	4.1	Reference is made to Exhibits 3.1 and 3.2
(1)	4.2	Specimen stock certificate
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997 among the Registrant and the investors named therein

(1)	4.4	Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995
(1)	4.5	Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996
(1)	4.6	Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996
(5)	4.7	Form of Common Stock Purchase Warrant, Class A.
(5)	4.8	Form of Common Stock Purchase Warrant, Class B.
(1)	10.1	1997 Equity Incentive Plan
(1)	10.2	Form of Incentive Stock Option Grant
(1)	10.3	Form of Non-Incentive Stock Option
(1)	10.4	1997 Employee Stock Purchase Plan
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(3)	10.8	Letter Agreement between the Registrant and Bennet Weintraub
(1)	10.10	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company ("Provident"), dated December 21, 1993
(1)	10.11	First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident)
(1)	10.12	Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997
(1)	10.13	Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995
(1)	10.14	Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13, 1994
(1)	10.15	Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996
(1)*	10.16	Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated April 11, 1994, as amended as of May 31, 1996
(1)*	10.17	Exclusive License Agreement between the Registrant and Regents of the University of California, dated May 9, 1996, as amended May 15, 1997
(3)	10.21	Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998
(2)*	10.22	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994
(2)*	10.23	First Amendment and Restatement of License Agreement — Woo between Registrant and Baylor College of Medicine date March 7, 1994
(2)*	10.24	First Amendment and Restatement of License Agreement — GeneSwitch™ between Registrant and Baylor College of Medicine dated March 7, 1994
(2)	10.30	Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993
(2)*	10.31	Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994
(2)*	10.32	License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994
*	10.33	Alliance Agreement between Registrant and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
(4)	10.34	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
	12.1	Statement regarding Computation of Ratios.

21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc ("PolyMASC") became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales
23.1	Consent of Ernst & Young LLP, Independent Auditors

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

(4)
Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-54066) filed with the SEC on January 19, 2001.

*
Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

(b)  Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2001.

VALENTIS, INC.
By:	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW III (Benjamin F. McGraw III)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2001
/s/ BENNET WEINTRAUB (Bennet L. Weintraub)	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	September 27, 2001
/s/ STANLEY T. CROOKE (Stanley T. Crooke, M.D., Ph.D.)	Director	September 27, 2001
/s/ PATRICK G. ENRIGHT (Patrick G. Enright)	Director	September 27, 2001

/s/ RAJU KUCHERLAPATI, PH.D. (Raju Kucherlapati, Ph.D.)	Director	September 27, 2001
/s/ MARK MCDADE (Mark McDade)	Director	September 18, 2001
/s/ ALAN C. MENDELSON (Alan C. Mendelson)	Director	September 27, 2001
/s/ BERT W. O'MALLEY, M.D. (Bert W. O'Malley, M.D.)	Director	September 17, 2001
/s/ ARTHUR M. PAPPAS (Arthur M. Pappas)	Director	September 27, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Valentis, Inc.

    We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Palo Alto, California
August 15, 2001

VALENTIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$13,691	$18,459
Short-term investments	22,142	14,661
Other receivables	569	1,346
Prepaid expenses and other current assets	493	732

Total current assets	36,895	35,198
Property and equipment, net	6,537	9,328
Long-term investments	1,439	4,552
Goodwill and other assets, net	5,378	11,230

Total assets	$50,249	$60,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398	$739
Accrued compensation	1,619	1,283
Other accrued liabilities	3,778	2,843
Deferred revenue	3,333	5,267
Current portion of long-term debt	2,576	3,075

Total current liabilities	11,704	13,207
Long-term debt	138	2,697
Commitments
Redeemable convertible preferred stock, no par value, 10,000,000 shares authorized, issuable in series, 31,500 and zero shares outstanding at June 30, 2001 and 2000, respectively	23,895	—
Stockholders' equity:
Common stock, $.001 par value, 45,000,000 shares authorized; 29,739,384 and 29,343,830 shares issued and outstanding at June 30, 2001 and 2000, respectively	30	29
Additional paid-in capital	172,962	165,366
Deferred compensation, net of amortization	(10)	(247)
Accumulated other comprehensive income	650	177
Accumulated deficit	(159,120)	(120,921)

Total stockholders' equity	14,512	44,404

Total liabilities and stockholders' equity	$50,249	$60,308

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

	Year ended June 30,
	2001	2000	1999
Collaborative research and development revenue	$4,297	$5,251	$3,430
Research and development grant revenue	349	338	699

Total revenue	4,646	5,589	4,129
Operating expenses:
Research and development	30,177	27,332	17,806
General and administrative	8,231	7,322	5,063
Acquired in-process research and development	—	14,347	26,770
Amortization of goodwill and other acquired intangible assets	5,733	5,016	819

Total operating expenses	44,141	54,017	50,458

Loss from operations	(39,495)	(48,428)	(46,329)
Interest income	2,324	1,922	2,499
Interest expense and other	(1,028)	(1,149)	(850)

Net loss	$(38,199)	$(47,655)	$(44,680)
Deemed dividend	(1,479)	—	—
Dividends on convertible preferred stock	(898)	—	—

Net loss applicable to common stockholders	$(40,576)	$(47,655)	$(44,680)

Basic and diluted net loss per share applicable to common stockholders	$(1.37)	$(1.80)	$(2.90)

Shares used in computing basic and diluted net loss per common share	29,515	26,452	15,430

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 1998	—	$—	12,880,978	$13	$79,838	$(976)	$(7)	$(28,586)	$50,282
Issuance of common stock for GeneMedicine, Inc. merger	—	—	9,117,794	9	39,510	—	—	—	39,519
Exercise of stock options	—	—	46,042	—	85	—	—	—	85
Repurchase of common stock from employees	—	—	(42,936)	—	(42)	—	—	—	(42)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	70,144	—	355	—	—	—	355
Amortization of deferred compensation	—	—	—	—	—	513	—	—	513
Net loss	—	—	—	—	—	—	—	(44,680)	(44,680)
Net unrealized loss on available-for-sale securities	—	—	—	—	—	—	(102)	—	(102)

Comprehensive loss									(44,782)

Balance at June 30, 1999	—	—	22,072,022	22	119,746	(463)	(109)	(73,266)	45,930
Issuance of common stock for PolyMASC Pharmaceuticals plc. merger, net of issuance costs of $837	—	—	4,400,000	4	20,062	—	—	—	20,066
Exercise of stock options and warrants, net of repurchases	—	—	876,646	1	5,807	—	—	—	5,808
Stock options granted to non-employees for services rendered	—	—	—	—	696	—	—	—	696
Repurchase of common stock from employees	—	—	(1,373)	—	(1)	—	—	—	(1)
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	81,535	—	298	—	—	—	298
Issuance of common stock, net of offering costs of $390	—	—	1,915,000	2	18,758	—	—	—	18,760
Amortization of deferred compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	—	(47,655)	(47,655)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	68	—	68
Foreign currency translation adjustment	—	—	—	—	—	—	218	—	218

Comprehensive loss									(47,369)

Balance at June 30, 2000	—	—	29,343,830	29	165,366	(247)	177	(120,921)	44,404
Exercise of stock options	—	—	152,288	1	887	—	—	—	888
Stock options granted to non-employees for services rendered	—	—	—	—	784	—	—	—	784
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	111,212	—	473	—	—	—	473
Issuance of redeemable convertible preferred stock, net of issuance costs of $1,943	31,500	29,557	—	—	—	—	—	—	—
Redeemable convertible preferred stock warrants and accretion	—	(5,058)	—	—	5,058	—	—	—	5,058
Redeemable convertible preferred stock beneficial conversion feature and accretion	—	(920)	—	—	920	—	—	—	920
Accretion of redeemable convertible preferred stock issuance costs	—	316	—	—	(316)	—	—	—	(316)
Redeemable convertible preferred stock dividends	—	—	—	—	(898)	—	—	—	(898)
Redeemable convertible preferred stock dividends paid in common stock	—	—	132,054	—	831	—	—	—	831
Amortization of deferred compensation	—	—	—	—	—	94	—	—	94
Reversal of deferred compensation related to terminated employees	—	—	—	—	(143)	143	—	—	—
Net loss	—	—	—	—	—	—	—	(38,199)	(38,199)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	148	—	148
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325

Comprehensive loss									(37,726)

Balance at June 30, 2001	31,500	$23,895	29,739,384	$30	$172,962	$(10)	$650	$(159,120)	$14,512

See accompanying notes

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(38,199)	$(47,655)	$(44,680)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,102	3,969	2,517
Amortization of intangibles	5,733	5,017	819
Amortization of deferred compensation	237	216	513
Stock options granted to non-employees for services rendered	784	696	—
Acquired in-process research and development	—	14,347	25,870
Changes in operating assets and liabilities:
Other receivables	777	462	(1,154)
Prepaid expenses and other assets	358	719	(762)
Deferred revenue	(1,934)	353	744
Accounts payable	(341)	(1,227)	(3,608)
Accrued liabilities	1,271	(20)	(284)
Foreign currency translation adjustment	325	218	—

Net cash used in operating activities	(27,887)	(22,905)	(20,025)

Cash flows from investing activities
Cash acquired in acquisitions	—	213	11,844
Note receivable from PolyMASC Pharmaceuticals plc	—	—	(1,000)
Purchase of property and equipment	(311)	(895)	(5,478)
Deposits and other assets	—	—	(16)
Purchases of available-for-sale investments	(29,590)	(4,562)	(17,039)
Maturities of available-for-sale investments	25,370	19,769	15,839

Net cash provided by (used in) investing activities	(4,531)	14,525	4,159

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	366	6,119
Payments on long-term debt	(3,058)	(3,177)	(1,035)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	29,557	—	—
Proceeds from issuance of common stock, net of repurchases	1,151	24,865	395

Net cash provided by financing activities	27,650	22,054	5,479

Net increase (decrease) in cash and cash equivalents	(4,768)	13,674	(10,387)
Cash and cash equivalents, beginning of year	18,459	4,785	15,172

Cash and cash equivalents, end of year	$13,691	$18,459	$4,785

Supplemental disclosure of cash flow information:
Interest paid	$464	$749	$725

Income tax paid	$97	$32	$—

Schedule of non-cash transactions:
Construction-in-progress included in accrued liabilities	$—	$—	$353

Net exercise of warrants to purchase common stock, 38,206 shares	$—	$403	$—

Tangible and intangible assets acquired for shares of common stock, net of cash acquired and liabilities assumed	$—	$6,343	$3,596

Preferred stock dividends paid in common stock	$831	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1.  ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

    Valentis, Inc. ("Valentis", "we", "us", "our" or "the Company") was formed from the merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999. The Company acquired PolyMASC Pharmaceuticals plc ("PolyMASC") in August 1999. Valentis is a leader in the field of biopharmaceutical delivery. We develop multiple proprietary gene delivery and gene expression systems and PEGylation technologies and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of currently marketed biopharmaceuticals. Valentis has what it believes to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals, including genes, proteins, peptides, peptidomimetics (synthetic peptide compounds), and antibodies and replicating and non-replicating viruses. This portfolio of delivery technologies potentially allows us to develop new products, create improved versions of currently marketed products and solve safety, efficacy and dosing compliance issues with products in development. We focus on research, preclinical development and early-stage clinical development of products in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology. Our commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis is incorporated in the State of Delaware.

    The consolidated financial statements include the accounts of Valentis and our wholly owned subsidiary, PolyMASC. We translate the assets and liabilities of our foreign subsidiary stated in local functional currency to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Currency transaction gains or losses are recognized in interest expense and other and have not been significant to our operating results in any period.

    Valentis may require additional financial resources to complete development and commercialization of its products. Management plans to continue to finance the Company primarily through issuances of equity securities, collaborative research and development arrangements and debt financing. Prior to product commercialization, if the financing arrangements contemplated by management are not consummated, we may have to seek other sources of capital or re-evaluate our operating plans.

    On April 17, 2001 the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its preclinical research and development center in The Woodlands, Texas.

Revenue Recognition

    Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company's core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

    Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone and royalty payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

Research and Development Expenses

    Research and development expenses, which are expensed as incurred, consist of costs incurred for independent and collaborative research and development. These include direct and research-related overhead expenses and the costs of funding clinical studies.

Cash, Cash Equivalents and Investments

    Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. Short-term investments mature in less than one year from the balance sheet date. Long-term investments have maturities greater than one year from the balance sheet date.

    Valentis accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under the provisions of SFAS 115, we have classified our cash equivalents and investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders' equity until realized.

Fair Value of Assets and Liabilities

    Our cash and cash equivalents, other receivables and accounts payable are carried at historical cost, which approximates their fair value because of the short-term nature of these accounts.

Depreciation and Amortization

    Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the applicable lease term.

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

Stock-Based Compensation

    Valentis generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. In accordance with the provisions of Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), Valentis has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for option grants to employees under its employee stock option plan and to adopt the pro forma disclosure alternative as described in SFAS 123 (see Note 12).

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

Net Loss Per Share

    Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase. Diluted earnings per share include the effect of options, warrants and convertible securities, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

    The calculation of basic net loss per share for the years ended June 30, 2000 and 1999, excludes 13,473 shares of common stock and 56,150 shares of common stock, respectively, which are outstanding but are subject to Valentis' right of repurchase which expires ratably over four years.

    The following have been excluded from the calculation of diluted net loss per share for the year ended June 30, 2001 because the effect of inclusion would be antidilutive: options to purchase 3,080,932 shares of common stock at a weighted average price of $7.54 per share.

    The following have been excluded from the calculation of diluted net loss per share for the year ended June 30, 2000 because the effect of inclusion would be antidilutive: options to purchase 2,072,344 shares of common stock at a weighted average price of $6.69 per share.

    The following have been excluded from the calculation of diluted net loss per share for the year ended June 30, 1999 because the effect of inclusion would be antidilutive: options to purchase approximately 2,459,000 shares of common stock at a weighted average price of $6.99 per share and warrants to purchase 138,511 shares of common stock at a weighted average exercise price of $14.74 per share.

    In connection with the sale of 31,500 shares of Series A convertible redeemable preferred stock (see Note 12), at a purchase price of $1,000 per share, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additionally, the Series A convertible redeemable preferred stock is convertible into 3,499,996 shares of common stock.

    The options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

    A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

	Year ended June 30,
	2001	2000	1999
	(in thousands, except per share data)
Net loss applicable to common stockholders	$(40,576)	$(47,655)	$(44,680)

Basic and Diluted
Weighted average shares of common stock outstanding	29,515	26,465	15,486
Shares subject to repurchase	—	(13)	(56)

Weighted average shares of common stock outstanding used in computing net loss per common share	29,515	26,452	15,430

Basic and diluted net loss per share applicable to common stockholders	$(1.37)	$(1.80)	$(2.90)

Comprehensive Income

    The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30, 2001	June 30, 2000
Unrealized gain (loss) on available-for sale securities	$107	$(41)
Foreign currency translation adjustments	543	218

Accumulated other comprehensive income (loss)	$650	$177

Current Vulnerability to Certain Concentrations

    Valentis has contracted with third-party manufacturers to produce GMP biopharmaceuticals. The Company has also contracted for drug formulation filling and finishing. Should the Company not be able to obtain sufficient quantities of GMP biopharmaceuticals, or sufficient drug formulation and finishing capacity from its third-party suppliers, or additional third-party GMP contact manufacturing organizations or drug formulation filling and finishing suppliers, certain development and clinical activities may be delayed.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including forward exchange contracts and hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133. We adopted SFAS No. 133 on July 1, 2000. The impact of SFAS No. 133 was immaterial, as Valentis has no hedging activities or derivatives.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Among other things, SAB 101 requires that license and other upfront fees from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We adopted SAB 101 during fiscal year 2001. The adoption did not have a material impact on our results of operations.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 with respect to stock-related compensation. Valentis adopted FIN 44 on July 1, 2000 and the adoption did not have a material effect on the financial position or results of operations of Valentis.

    In June 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

Business Segments

    The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and has determined that it operates in one business segment, the research of biopharmaceutical medicines and delivery technologies.

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

    The total cost of the merger was approximately $20.9 million, determined as follows (in thousands):

Fair value of Valentis common stock issued	$20,066
Transaction costs	837

$20,903

    Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

Tangible assets acquired	$1,600
In-process research and development	14,347
Intangible assets — assembled workforce and goodwill	7,061
Liabilities assumed (including PolyMASC transaction costs)	(2,105)

$20,903

    PolyMASC's PEGylation research and development programs are in various stages of preclinical development. Currently, none of the products utilizing our PEGylation technology has entered any stage of human clinical testing or been approved for marketing. Our strategy has been to develop and commercialize products through alliances with pharmaceutical and biotechnology companies.

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

    The unaudited pro forma information for Valentis for the years ended June 30, 2000 and 1999, had the acquisition occurred at the beginning of each fiscal year, is as follows (in thousands except share amounts):

	Year ended June 30,
	2000	1999
Net revenue	$5,592	$5,009
Net loss	$(33,825)	$(47,663)
Net loss per common share	$(1.25)	$(2.45)

    The unaudited pro forma combined results for the year ended June 30, 2000 exclude, the effect of the charge for acquired in-process research and development of $14.3 million, as such amount is non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginning of each period indicated, nor is it necessarily indicative of future operating results.

    In April 2001, the Company announced that it would reorganize all of its PEGylation research activities from its facilities in London, England into its preclinical research and development center in The Woodlands, Texas. Twenty-one full time research and development and general and administrative employees in London were affected. The consolidation is expected to be complete by October 31, 2001. An accrual of approximately $342,000 has been provided for the closure of the London facilities, severance for the affected employees and other expenses associated with the reorganization and is expected to be fully paid in cash by December 31, 2001.

Acquisition of GeneMedicine, Inc.

    On March 18, 1999, the Company completed its merger with GeneMedicine. On March 29, 1999, the combined company was renamed Valentis, Inc. Under the terms of the merger agreement, each outstanding share of GeneMedicine common stock was converted into 0.571 of a share of the Company's common stock. This resulted in the issuance of approximately 9.1 million shares of the Company's common stock, valued at $38.7 million. The purchase price also included approximately $850,000 related to GeneMedicine's stock options and outstanding warrants assumed by the Company and $1.7 million of transaction costs, for an aggregate purchase price of $41.3 million. The transaction was accounted for as a purchase.

    The following is a summary of the purchase price allocation (in thousands):

Tangible assets acquired	$14,410
In-process research and development	25,870
Intangible assets-assembled workforce and goodwill	9,831
Liabilities assumed (including GeneMedicine transaction costs and other obligations due upon close of the merger)	(8,801)

$41,310

    A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and the risks related to the viability of and potential changes to future target markets. The analysis resulted in $25.9 million of the purchase price being charged to in-process research and development. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $9.8 million and are being amortized over their estimated useful lives of three years. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

    The unaudited pro forma information for Valentis for the year ended June 30, 1999, had the acquisition occurred at the beginning of the fiscal year, is as follows (in thousands except per share amounts):

1999
Net revenue	$7,264
Net loss	$(29,063)
Net loss per common share	$(1.34)

    The unaudited pro forma condensed combined results for the year ended June 30, 1999 exclude, the effects of the write-off of acquired in-process research and development and other merger costs of $28.9 million, as such amounts are non-recurring. The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been completed at the beginnings of the periods indicated, nor is it necessarily indicative of future operating results.

3.  INVESTMENTS

    Investments consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2001
Money market funds	$9,048	$—	$9,048
Commercial paper	2,992	2	2,994
Corporate debt securities	23,473	108	23,581

	35,513	110	35,623
Less amounts classified as cash equivalents	(12,040)	(2)	(12,042)

Total short-term investments	22,021	121	22,142
Long-term investments (corporate debt securities)	1,453	(14)	1,439

Total investments	$23,474	$107	$23,581

June 30, 2000
Money market funds	$9,352	$—	$9,352
Commercial paper	7,991	5	7,996
Corporate debt securities	14,698	(37)	14,661

	32,041	(32)	32,009
Less amounts classified as cash equivalents	(17,343)	(5)	(17,348)

Total short-term investments	14,698	(37)	14,661
Long-term investments (corporate debt securities)	4,556	(4)	4,552

Total investments	$19,254	$(41)	$19,213

    Unrealized gains or losses have not been material and have been presented net. We had no realized gains or losses in any period presented.

    At June 30, 2001, the contractual maturities of short-term investments were all due in one year or less, while all long-term investments have contractual maturities of between one and two years from the balance date.

4.  COLLABORATIVE AGREEMENTS

Roche Holdings Ltd. ("Roche")

    Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired the rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim and now a subsidiary of Roche, originally signed in February 1995. The agreement provides for research and development of Genemedicine™ products to treat head and neck tumors and melanoma (the "Roche Agreement"). Pursuant to the Roche Agreement, Roche agreed to fund $25.0 million of research and development at $5.0 million per year plus certain amounts for the achievement of milestones of which $20.9 million had been funded prior to the merger with GeneMedicine. Roche also made equity investments in GeneMedicine that were converted into 611,785 shares of Valentis common stock at the time of the merger and acquired a five-year warrant to purchase 611,785 shares of Valentis common stock at an exercise price of $36.78 per share. The warrant was not exercised and expired on April 11, 1999. Revenue recognized under the collaborative research agreement with Roche, after the merger with GeneMedicine was $3.0 million (64% of total revenue), $3.8 million (68% of total revenue) and $1.0 million (24% of total revenue) for the years ended June 30, 2001, 2000 and 1999, respectively. Fiscal year 2000 revenue included $3.0 million of research and development funding and a milestone payment of $750,000.

    In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer, and required Valentis to conduct a Phase II clinical trial of the IL-2 gene medicine, and a Phase I / II clinical trial for each of the IFN-a and IL-12 Genemedicine™ products. As part of the amendment, we received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to us by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment postponing the $2 million payment due on February 1, 2000 to February 1, 2001.

    Included in deferred revenue at June 30, 2001, is $3.3 million related to Roche that will be fully recognized in fiscal year 2002. This deferred revenue will be earned either upon the achievement of certain milestones or under certain circumstances, through the performance of additional contract research.

    If Valentis continues to meet the milestones for the development of Genemedicine™ products under the Roche Agreement, we may be entitled to milestone payments of up to $8.3 million. Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits on worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

    Also through the merger with GeneMedicine, Valentis acquired a worldwide exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche, for its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The rights under this agreement continue even though the original agreement with Syntex ended.

Boehringer Ingelheim International GmbH ("BI")

    In September 1999, Valentis entered into a 15-month collaborative agreement with BI for the development of Genemedicine™ products for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis conducted evaluations of BI's proprietary genes with Valentis' proprietary gene delivery systems in several animal models of rheumatoid arthritis. The collaboration, completed in November 2000, did not result in products that will be taken into a clinical program and the collaboration agreement expired according to its terms.

pAlliance™ with DSM Biologics ("DSM")—Qiagen N.V. ("Qiagen")

    In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the gene therapy industry. In May 1999 Qiagen N.V. joined the manufacturing alliance, subsequently named the pAlliance™. The goal of the pAlliance™ is to provide the emerging gene therapy and genetic vaccination industry with early access to a reliable, accepted contract manufacturing services platform.

    Under the agreement, Valentis has licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement and has no performance obligations under the contract. DSM, Qiagen and Valentis will share in the profits generated by the sale of material produced using Valentis' process. In June 2001, the pAlliance™ announced that it had signed its first commercial contract with the Wyeth-Lederle Vaccines business unit of American Home Products Corporation.

5.  LICENSE AND RESEARCH AGREEMENTS

    Valentis has entered into several research agreements with universities and other organizations. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $1.7 million, $1.8 million, and $2.5 million for the years ended June 30, 2001, 2000 and 1999, respectively.

6.  OTHER ACQUIRED TECHNOLOGY

    In April 1999, Valentis acquired rights to intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. We expensed the cost of $900,000 for Del-1 as acquired in-process research and development as the technology was not complete at the date of acquisition. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2001

7.  PROPERTIES AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

	June 30,
	2001	2000
Machinery and equipment	$8,134	$7,998
Furniture and fixtures	2,194	1,968
Leasehold improvements	10,834	10,885

	21,162	20,851
Less accumulated depreciation	(14,625)	(11,523)

Property and equipment, net	$6,537	$9,328

8.  ACQUIRED INTANGIBLE ASSETS

    Acquired intangible assets consist of the following (in thousands):

	June 30,
	2001	2000
Assembled workforce	$1,558	$1,558
Goodwill	15,334	15,334

	16,892	16,892
Accumulated amortization	(11,569)	(5,836)

	$5,323	$11,056

9.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following (in thousands):

	June 30,
	2001	2000
Accrued research and development expenses	$1,037	$1,005
Accrued clinical trial costs	1,887	1,093
Accrued PolyMASC's close-down costs	342	—
Accrued payroll taxes	—	379
Other	512	366

Total	$3,778	$2,843

10. LONG-TERM DEBT

Operating Line of Credit

    In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998 in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At June 30, 2001, the outstanding balance was $2.2 million. For the period ending June 30, 2001, interest rates associated with this loan ranged from 7.25% to 10%. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. As a condition of the credit line, Valentis must maintain a minimum cash and short-term investments balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit. Valentis has fully utilized the borrowing capacity under this agreement.

Equipment Financing

    In October 1998, Valentis entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as a loan. The equipment loan is being repaid over 43 months at an interest rate of 10.1% and is secured by the related equipment. As of June 30, 2001, the outstanding balance under this financing agreement was $230,000. Valentis has fully utilized the borrowing capacity under this agreement.

    In May 1996, Valentis entered into an equipment financing agreement for up to $2.7 million with a financing company. We have financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are to be repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of June 30, 2001, the outstanding balance under this financing agreement was $299,000. Valentis has fully utilized the borrowing capacity under this agreement. In conjunction with this equipment financing agreement, we issued a warrant to purchase 38,238 shares of common stock at $3.88 per share. The warrant was exercised in January 2000 for a net issuance of 25,600 shares (see Note 12).

    Following is a schedule of future minimum principal payments under the operating lines of credit and equipment financing arrangements at June 30, 2001 (in thousands):

Year ended June 30,
2002	$2,576
2003	138

$2,714

    The carrying amounts of these long-term debt obligations approximate their fair value determined using a discounted cash flow model and Valentis' current incremental borrowing rate.

11. OPERATING LEASE COMMITMENTS

    Valentis leases its facilities and certain equipment under operating leases. These leases expire between April 2001 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimal annual rental commitments under the operating leases at June 30, 2001 are as follows (in thousands):

Year ended June 30,
2002	$1,617
2003	1,648
2004	1,662
2005	940
2006	249
Thereafter	321

$6,437

    Rent expense for the years ended June 30, 2001, 2000 and 1999 was approximately $1.3 million, $1.7 million and $804,000, respectively.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable Convertible Preferred Stock and Common Stock Warrants

    On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock ("Series A preferred stock"), at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.

Series A Preferred Stock

    The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash, or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of common stock shares issued for dividends during 2001 was 132,054 shares. The accrued dividends as of June 30, 2001 were approximately $67,000.

    Each share of Series A preferred stock, together with accrued and unpaid dividends, is convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $9.00, subject to certain anti-dilution adjustments.

    Furthermore, in the event of our liquidation, the holders of the Series A preferred stock will be entitled to a liquidation preference, equal to $1,000 per share plus accrued and unpaid dividends, before any amounts are paid to the holders of our common stock.

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

Class B Warrants

    We issued common stock purchase warrants, Class B, to the purchasers of the Series A preferred stock, exercisable for an aggregate of 307,316 shares of common stock. The Class B Warrants become exercisable one year after issuance and remain exercisable for three years at an exercise price of $10.25 per share, subject to adjustment. If, at any time before the one-year anniversary of the issuance of the warrants, the closing bid price of our common stock exceeds $23.99 per share for twenty consecutive trading days, these warrants shall be cancelled.

Summary of Certain Preferred Stock and Warrant Accounting

    The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 1,266,820 shares of common stock issued in the private placement. The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

    The accretion of Class A and B warrants for the year ended June 30, 2001 was approximately $984,000. The accretion of the beneficial conversion feature for the year ended June 30, 2001 was approximately $179,000. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

    Dividends on the preferred stock, calculated at value at the rate of 5% per annum, were approximately $898,000 for the year ended June 30, 2001 and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

    Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $316,000 for the year ended June 30, 2001 was included in the calculation of net loss applicable to common stockholders.

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

    In December 1998, the Board of Directors adopted and stockholders approved the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering 200,000 shares of common stock of Valentis. Option grants under the Directors' Plan are non-discretionary. Pursuant to the terms of the Directors' Plan, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 25,000 shares of common stock, and commencing with the annual meeting of stockholders in 1998, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of June 30, 2001, options for 275,000 shares had been issued to non-employee directors under this plan.

    The merger with GeneMedicine included the conversion of outstanding GeneMedicine stock options into options to purchase 1.5 million shares of Valentis common stock. These options relate to Valentis' assumption of GeneMedicine's 1993 Stock Option Plan referred to as the "GeneMedicine Plan." Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine's previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine's Board of Directors. Options under the GeneMedicine Plan typically vest over a four-year period and expire ten years after the date of grant or 90 days after termination of employment.

    In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the "NQ Plan") covering 3,000,000 shares of common stock of Valentis. The NQ Plan provides for grants of Nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2001, options for no shares had been granted under this plan.

    Activity under all option plans was as follows:

	Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at June 30, 1998	412,909	808,100	$0.30-$15.50	$5.72

Additional authorization	1,200,000	—	—	—
Options granted	(572,460)	572,460	$4.06-$ 7.00	$5.58
Options exercised	—	(46,042)	$0.30-$ 4.38	$1.86
Options canceled	351,411	(351,411)	$0.30-$16.64	$6.78
Options assumed in the merger with GeneMedicine	251,346	1,479,764	$0.31-$17.08	$8.01
Shares repurchased	42,936	—	$0.30-$ 2.88	$0.97

Balance at June 30, 1999	1,686,142	2,462,871	$0.30-$17.08	$6.98

Options granted	(1,066,497)	1,066,497	$3.50-$15.56	$6.30
Options exercised	—	(841,446)	$0.30-$14.67	$6.98
Options canceled	615,578	(615,578)	$0.30-$17.08	$7.17
Shares repurchased	1,373	—	$0.30-$ 1.50	$0.66

Balance at June 30, 2000	1,236,596	2,072,344	$0.30-$16.20	$6.69

Additional authorization	5,200,000
Options granted	(1,330,743)	1,330,743	$4.37-$11.75	$8.91
Options exercised	—	(152,288)	$1.50-$ 8.54	$5.47
Options canceled	169,867	(169,867)	$3.50-$15.32	$9.12

Balance at June 30, 2001	5,275,720	3,080,932	$0.30-$16.20	$7.54

    The options outstanding at June 30, 2001 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share	Options Outstanding at June 30, 2001	Weighted Average Remaining Contractual Life (in years)	Options Vested At June 30, 2001	Weighted Average Exercise Price
$0.30-$ 3.75	323,803	6.43	233,414	$2.24
$4.05-$ 4.94	279,802	8.08	162,941	$4.46
$5.00-$ 5.88	569,693	7.82	328,517	$5.58
$6.06-$ 9.75	1,287.937	8.01	376,549	$7.10
$10.07-$15.56	619,697	7.93	273,907	$12.57

	3,080,932	7.80	1,375,328	$6.69

    The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $5.11, $3.58 and $3.04, respectively.

    At June 30, 2001, no shares of common stock were subject to repurchase.

1997 Stock Purchase Plan

    In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 200,000 shares of common stock. An additional 200,000 shares was added to the plan as approved by the stockholders in December 2000. The Purchase Plan was approved by stockholders in September 1997 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Of the 400,000 shares reserved under the plan, 166,670 shares were available for issuance at June 30, 2001 and 233,330 shares had been issued under the Purchase Plan at an average purchase price of $4.83 per share.

Stocks Issued Under the Valentis Inc. 401(k) Plan

    In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching 25% contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31st of each year and vests according to the employee's years of employment with the Company. In fiscal 2001, the Company contributed 15,493 shares of common stock to the 401(k) Plan.

Deferred Compensation Expense

    Valentis has recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of our common stock, as determined by the Board of Directors, for options granted through the year ended June 30, 1997. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years. Amortization of $94,000, $216,000 and $513,000 were recorded in fiscal 2001, 2000 and 1999, respectively.

Pro Forma Information

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

	Employee Stock Options			Stock Purchase Plan Shares
Years ended June 30,
	2001	2000	1999	2001	2000	1999
Expected life (in years)	2.4	2.3	2.3	0.5	0.5	0.5
Risk-free interest rate	4.95%	6.02%	4.58%	4.95%	6.06%	4.83%
Volatility	0.97	0.97	0.93	0.97	0.97	0.93
Dividend yield	—	—	—	—	—	—

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Valentis' pro forma information follows (in thousands except for net loss per share information):

	Year ended June 30,
	2001	2000	1999
Net loss—as reported	$(40,576)	$(47,655)	$(44,680)
Net loss—pro forma	$(44,332)	$(50,174)	$(45,837)
Net loss per share—as reported	$(1.37)	$(1.80)	$(2.90)
Net loss per share—pro forma	$(1.50)	$(1.90)	$(2.97)

Stock-Based Awards to Non-Employees

    In fiscal years 2001, 2000 and 1999, Valentis granted 65,000, 65,000 and 5,000 common stock options to consultants, respectively. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model. Assumptions used for valuing the options for 2001 were an estimated volatility of 0.97, risk free interest rate of 4.95%, no dividend yield and an expected life of the option of 2.4 years. Assumptions used for valuing the options for 2000 were an estimated volatility of 0.97, risk free interest rate of 6.02%, no dividend yield and an expected life of the option of 2.3 years. Expenses of $783,836 and $696,000 were recognized in fiscal 2001 and 2000, respectively, related to these grants. Expenses associated with non-employee option grants in prior periods were not material.

13. INCOME TAXES

    As of June 30, 2001, Valentis had federal net operating loss carryforwards and federal research credit carryforwards of approximately $14.6 million and $3.5 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2007 through 2020, if not utilized.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Significant components of our deferred tax assets and liabilities for federal income taxes as of June 30 are as follows (in thousands):

	2001	2000
Net operating loss carryforwards	$51,800	$40,400
Research and development credits	4,100	3,700
Capitalized research and development	5,000	3,700
Other, net	3,600	2,600

Net deferred tax assets	64,500	50,400
Valuation allowance	(64,500)	(50,400)

	$—	$—

    The net valuation allowance increased by $14.1 million, $11.8 million and $27.2 million during the years ended June 30, 2001, 2000 and 1999, respectively.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2001
Revenue	$986	$1,183	$1,001	$1,476
Operating expenses	10,245	11,204	10,374	12,318
Net loss	(9,027)	(9,644)	(9,113)	(10,415)
Deemed dividend	—	(181)	(649)	(649)
Dividends on redeemable, convertible preferred stock	—	(110)	(394)	(394)
Net loss applicable to common stockholders	(9,027)	(9,935)	(10,156)	(11,458)
Basic and diluted net loss per share applicable to common stockholders	(0.31)	(0.34)	(0.34)	(0.39)
2000
Revenue	$1,185	$2,317	$1,051	$1,036
Operating expenses	22,488	10,408	9,363	11,758
Net loss	(21,030)	(7,872)	(8,265)	(10,488)
Basic and diluted net loss per share	(0.89)	(0.30)	(0.31)	(0.36)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
GENEMEDICINE™ PRODUCTS FOR CARDIOVASCULAR DISEASE
GENEMEDICINE™ PRODUCTS FOR ONCOLOGY
GENEMEDICINE™ PRODUCTS FOR HEMATOLOGY
GENEMEDICINE™ PRODUCTS FOR INFECTIOUS DISEASES
TECHNOLOGY LICENSES
PEG PRODUCTS
PART II
PART III
PART IV
SIGNATURES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
VALENTIS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001