Form 10-K/A
period 2001-06-30
VALENTIS INC
filed 2001-10-29
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to                to               .

Commission file number: 000-22987

VALENTIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

863A Mitten Road
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (650) 697-1900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 24, 2001 based on the closing sales price of the Registrant's common stock, as reported on the Nasdaq National Market, was approximately $118,610,009. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Common Stock, par value $0.001 per share, of Valentis, Inc. outstanding as of September 24, 2001 was 29,908,504.

EXPLANATORY NOTES

    This Amendment No. 1 on Form 10-K/A is being filed by Valentis, Inc. as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2001 to amend and restate in its entirety Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain Information With Respect to Directors

    The following table sets forth certain information with respect to the members of our Board of Directors as of October 22, 2001.

Name of Director	Age	Position	Director Since	Term Expiring
Benjamin F. McGraw, III, Pharm.D.	52	President, Chief Executive Officer and Chairman	1994	2001
Arthur M. Pappas (1)(2)	54	Director	1999	2001
Stanley T. Crooke, M.D., Ph.D. (1)	56	Director	1999	2002
Patrick G. Enright (2)	39	Director	1998	2002
Alan C. Mendelson	53	Director	2001	2002
Raju Kucherlapati, Ph.D. (1)	58	Director	1995	2003
Bert W. O'Malley, M.D.	64	Director	1999	2003
Mark McDade (2)	46	Director	2000	2003

(1)
Member of Compensation Committee

(2)
Member of Audit Committee

Benjamin F. McGraw, III, Pharm.D.

    Benjamin F. McGraw, III, Pharm.D. has served as the Company's President, Chief Executive Officer and Chairman since September 1994 when he joined Megabios Corp. as its President, Chief Executive Officer and Chairman. In March 1999 Megabios Corp. merged with GeneMedicine, Inc. to form Valentis. In August 1999 Valentis merged with PolyMASC Pharmaceuticals, plc. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice-President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice-President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw also serves on the board of directors of ISTA Pharmaceuticals. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Arthur M. Pappas

    Arthur M. Pappas has served as a director of the Company since March 1999. From January 1995 to March 1999, Mr. Pappas served as a director of GeneMedicine, Inc. which merged with Megabios in March 1999 to form Valentis. Mr. Pappas is Chairman and Chief Executive Officer of A. M. Pappas & Associates, LLC, which he founded in 1994, an international advisory services, investment and venture company that works with life science companies, products and related technologies. Mr. Pappas is a director of publicly-traded Quintiles Transnational Corp., a contract research, sales and marketing organization, Embrex, Inc., a research and development company specializing in poultry in-the-egg delivery systems, and AtheroGenics, Inc., a biopharmaceutical company focused on research and development of genes that regulate atherosclerosis and cancer. Mr. Pappas received a B.S. in biology from Ohio State University and an M.B.A. in finance from Xavier University.

Stanley T. Crooke, M.D., Ph.D.

    Stanley T. Crooke, M.D., Ph.D. has served as a director of the Company since March 1999. He previously served as a director of GeneMedicine, Inc. from March 1992 to March 1996, and as Chairman of the Board of GeneMedicine from March 1996 to March 1999. Dr. Crooke has been Chief Executive Officer and a director of Isis Pharmaceuticals, Inc., a biotechnology company, since he co-founded Isis in January 1989, and he has served as Chairman of the Board of Isis since February 1991. Dr. Crooke is a member of the Board of Directors of Idun Pharmaceuticals, Inc., SYNSORB Biotech, Inc., Axon Instruments, Inc., EPIX Medical Inc. and Isis Pharmaceuticals, Inc. Dr. Crooke received a Ph.D. in Pharmacology and an M.D. from Baylor College of Medicine, where he served for a number of years as Adjunct Professor of Pharmacology. He currently serves as Adjunct Professor of Pharmacology at the University of California, San Diego.

Patrick G. Enright

    Patrick G. Enright has served as a director of the Company since March 1998. Since March 1998, Mr. Enright has been a managing member of Diaz & Altschul Group, LLC, a privately held merchant bank. From March 1995 to February 1998, Mr. Enright served in various executive positions at the Company, including Senior Vice President, Corporate Development and Chief Financial Officer. From September 1993 to June 1994, Mr. Enright was Senior Vice President of Finance and Business Development for Boehringer Mannheim Therapeutics, a pharmaceutical company and a subsidiary of Corange Ltd. From September 1989 to September 1993, Mr. Enright was employed at PaineWebber Incorporated, an investment banking firm, where he became a Vice President in January 1992. Mr. Enright received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and his B.S. in biological sciences from Stanford University.

Alan C. Mendelson

    Alan Mendelson has served as a director of the Company since February 2001. Mr. Mendelson is a senior partner of Latham & Watkins, a private law firm and has been with that firm since May 2000. Previously Mr. Mendelson was with Cooley Godward LLP, a private law firm, for 27 years and served as the managing partner of its Palo Alto office from May 1990 to March 1995 and from November 1996 to October 1997. Mr. Mendelson has served as Secretary of the Company since March 2000. Mr. Mendelson served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson previously served as Secretary and Acting General Counsel of Amgen, Inc., a biopharmaceutical company from April 1990 to March 1991. Mr. Mendelson is currently a director of Aviron, Axys Pharmaceuticals, Inc. and USSeach.com, Inc. Mr. Mendelson received his J.D. from Harvard Law School and his A.B. in political science from the University of California, Berkeley.

Raju Kucherlapati, Ph.D.

    Raju Kucherlapati, Ph.D. has served as a director of the Company since March 1995. Dr. Kucherlapati has served as the Lola and Saul Kramer Professor and Chairman of the Department of Molecular Genetics at Albert Einstein College of Medicine since 1989. Dr. Kucherlapati is a founder of both Cell Genesys, Inc., a biotechnology company and Millennium Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Kucherlapati serves on the boards of directors of Abgenix, Inc., a biopharmaceutical company, and Millennium Pharmaceuticals, Inc. Dr. Kucherlapati received his Ph.D. in genetics from the University of Illinois.

Bert W. O'Malley, M.D.

    Bert W. O'Malley, M.D. has served as a director of the Company since March 1999. Dr. O'Malley co-founded GeneMedicine, Inc. and served as one of its directors from April 1998 to March 1999. Dr. O'Malley has been Chairman of the Department of Molecular and Cellular Biology at Baylor College of Medicine and a Director of the Baylor Center for Population Research and Reproductive Biology since 1973. He is a member of the National Academy of Science and the Institute of Medicine and is the author of more than 500 scientific publications. Dr. O'Malley's scientific work has included major achievements in the areas of medical endocrinology and reproduction with potentially broad application to the diagnosis of human genetic diseases and the treatment of breast and prostatic cancer. His work includes the invention of the Company's proprietary GeneSwitch™ technology for the genetic regulation of therapeutic proteins. Dr. O'Malley holds a B.S. in psychology/chemistry and an M.D. degree from the University of Pittsburgh.

Mark McDade

    Mark McDade has served as a director of the Company since May 2000. Since January 2001, Mr. McDade has been the Chief Executive Officer of Signature BioScience, Inc., a privately-held company focused on drug discovery. Mr. McDade was the President and Chief Operating Officer of Corixa Corporation, a developer of immunotherapeutic products through 2000. As a co-founder of Corixa in September 1994, he served as its Chief Operating Officer since that company's inception. Prior to Corixa, Mr. McDade held various management positions at Boehringer Mannheim and Sandoz Ltd. Mr. McDade serves on the board of directors of Corixa. Mr. McDade earned an M.B.A. from the Harvard University Graduate School of Business and a B.A. in history from Dartmouth College.

Certain Information With Respect to Executive Officers

    The executive officers of our company as of October 22, 2001 are as follows:

Name	Age	Position
Benjamin F. McGraw, III, Pharm.D.	52	President, Chief Executive Officer and Chairman
Bennet L. Weintraub	47	Chief Financial Officer and Vice President, Finance
J. Tyler Martin, Sr., M.D.	42	Senior Vice President, Development
Alain Rolland, Pharm.D., Ph.D.	41	Senior Vice President, Preclinical Research and Development
Margaret M. Snowden	42	General Counsel

    The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows:

Benjamin F. McGraw, III, Pharm.D.

    Benjamin F. McGraw, III, Pharm.D. has served as the Company's President, Chief Executive Officer and Chairman since September 1994 when he joined Megabios Corp. as its President, Chief Executive Officer and Chairman. In March 1999 Megabios Corp. merged with GeneMedicine, Inc. to form Valentis. In August 1999 Valentis merged with PolyMASC Pharmaceuticals, plc. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice-President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice-President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw also serves on the board of directors of ISTA Pharmaceuticals. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Bennet L. Weintraub

    Bennet L. Weintraub has served as Chief Financial Officer and Vice President Finance of the Company since May 1998. From March 1996 to May 1998, Mr. Weintraub was Chief Financial Officer and Vice President Finance and Administration for Technology Modeling Associates, a software company. From September 1993 to March 1996, he was employed as Director of Finance by Metra Biosystems, a bone diagnostics company, and from September 1987 to September 1993, he was Controller at Advanced Polymer Systems, a drug delivery company. Mr. Weintraub received his M.B.A. from Harvard University Graduate School of Business and his B.A. in mathematical economics from Pomona College, and is a certified public accountant in California.

J. Tyler Martin, Sr., M.D.

    J. Tyler Martin, Sr., M.D. has served as our Senior Vice President, Development since July 2001. Dr. Martin joined Valentis as Vice President, Clinical Development and Regulatory Affairs in July 2000. From December 1997 to July 2000, Dr. Martin was Executive Director, Clinical Research and Development at the SyStemix/GTI unit of Novartis, AG. Prior to SyStemix/GTI, Dr. Martin served as Director, Antiviral Clinical Research at Parke-Davis Inc. from April 1997 to November 1997 and Associate Director of Clinical Research at Chiron Corp. from February 1994 to April 1997. Dr. Tyler received an M.D. from the University of Nebraska and a B.S. in chemistry from the University of Nebraska (Kearney).

Alain Rolland, Pharma.D., Ph.D.

    Alain Rolland, Pharm.D., Ph.D. has served as our Senior Vice President, Preclinical Research and Development since April 2001. Dr. Rolland joined Valentis as Vice President, Research and Development and Center Head, The Woodlands, upon completion of the merger with GeneMedicine, Inc. in March 1999. Dr. Rolland previously had been Vice President, Research of GeneMedicine since February 1998, Vice President, Gene Delivery Sciences from November 1996 to February 1998 and Director, Gene Delivery Sciences from June 1993 to November 1996. Prior to joining GeneMedicine in 1993, Dr. Rolland worked in drug delivery research at Ciba-Geigy Pharmaceuticals and more recently was Head of the Formulation Research Group at the International Centre for Dermatological Research (CIRD Galderma) in France. Dr. Rolland has received numerous international and national awards for scholarship. Dr. Rolland holds a Pharm.D. and a Ph.D. degree in pharmaceutical sciences and a D.E.A. in pharmacokinetics and biopharmaceutics from Rennes University in France.

Margaret M. Snowden

    Margaret M. Snowden has served as General Counsel since October 2001. From March 2000 to October 2001 Ms. Snowden served as Vice President, Intellectual Property and Legal Affairs of the Company. Ms. Snowden joined the Company in April 1996 and served previously as Corporate Counsel, Intellectual Property and Licensing. From October 1993 to April 1996, Ms. Snowden was Patent Attorney with SyStemix, Inc., a biotechnology company and a subsidiary of Sandoz, Ltd. Ms. Snowden received her J.D. from Boalt Hall School of Law at the University of California, Berkeley, and her B.S. and M.S. in cell and molecular biology from Florida Institute of Technology.

Compliance With Section 16(a) Under the Securities Exchange Act of 1934

    Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms which they file.

    Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2001, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

    The following table shows for the fiscal years ended June 30, 2001, 2000 and 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at June 30, 2001 (the "Named Executive Officers"):

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation (1)	Securities Underlying Options/SARs	All Other Compensation (2)
Benjamin F. McGraw, III, Pharm.D. President, Chief Executive Officer and Chairman	2001 2000 1999	$322,081 304,484 318,425		$91,155 50,000 30,000	— — —	95,000 107,500 60,000	$1,380 1,150 1,790
Bennet L. Weintraub Chief Financial Officer and Vice President, Finance	2001 2000 1999	$189,176 182,379 172,622		$30,317 20,000 —	— — —	30,000 39,375 —	$590 470 613
J. Tyler Martin, Sr., M.D. Senior Vice President, Development (3)	2001	$199,013		—	—	170,000	$427
Alain Rolland, Pharm.D., Ph.D. Senior Vice President, Preclinical Research and Development	2001 2000 1999	$235,065 216,633 50,372	(4)	$41,663 — 20,000	— —	75,000 69,614 37,508	$501 381 991
Margaret M. Snowden General Counsel	2001 2000 1999	$185,300 151,013 125,525		$24,663 — —	— —	10,000 46,400 —	$383 271 124

(1)
As permitted by rules promulgated by the SEC, no amounts are shown where the amounts constitute perquisites and do not exceed the higher of 10% of the sum of the salary and bonus column and $50,000.

(2)
Represents insurance premiums paid by the Company with respect to group life insurance for the benefit of the Named Executive Officers.

(3)
Dr. Martin joined the Company in July 2000.

(4)
Represents actual compensation received by Dr. Rolland during fiscal year ended June 30, 1999. Dr. Rolland joined the Company in March 1999. His annualized salary for fiscal year ended June 30, 1999 was $215,391.

STOCK OPTION GRANTS AND EXERCISES

    The Company grants options to its executive officers under its Incentive Plan. As of September 30, 2001, options to purchase a total of 3,825,156 shares were outstanding under the Incentive Plan and options to purchase 4,722,760 shares remained available for grant thereunder.

    The following tables show for the fiscal year ended June 30, 2001, certain information regarding options granted to, exercised by, and held at year end by, Named Executive Officers:

Option Grants in Fiscal Year Ended June 30, 2001

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (2)
Name			Exercise of Base Price ($/sh) (#) (3)	Expiration Date
					5% ($)	10% ($)
Benjamin F. McGraw, III, Pharm.D.	20,792 74,208	1.56 5.58%	$9.25 9.25	7/13/10 7/13/10	$120,953 431,688	$306,518 1,093,983
Bennet L. Weintraub	16,752 13,248	1.26 1.00	9.25 9.25	7/13/10 7/13/10	97,451 77,067	246,960 195,304
J. Tyler Martin, Sr., M.D.	47,056 122,944	3.54 9.24	8.50 8.50	7/23/10 7/23/10	251,543 657,210	637,459 1,665,499
Alain Rolland, Pharm.D, Ph.D.	9,375 20,625 19,436 25,564	.70 1.55 1.46 1.92	4.56 4.56 9.25 9.25	3/20/11 3/20/11 7/13/10 7/13/10	26,885 59,148 113,065 148,713	68,132 149,891 286,528 376,867
Margaret M. Snowden	1,459 8,541	.11 .64	9.25 9.25	7/13/10 7/13/10	8,487 49,685	21,509 125,912

(1)
Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in the Company's Common Stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in the Company's Common Stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. The amounts in this table may not necessarily be achieved.

(2)
Based on options to purchase 1,330,743 shares of the Company's Common Stock granted in fiscal year ended June 30, 2001.

(3)
All options were granted at the fair market value at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at June 30, 2001 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2001 (2) ($) Exercisable/Unexercisable
Benjamin F. McGraw, III, Pharm.D.	—	—	103,656 / 158,844	$62,582 / $40,544
Bennet L. Weintraub	—	—	86,459 / 62,916	$18,595 / $10,937
J. Tyler Martin, Sr., M.D.	—	—	0 / 170,000	$0 / $0
Alain Rolland, Pharm.D., Ph.D.	—	—	116,733 / 119,953	$66,661 / $93,307
Margaret M. Snowden	—	—	26,332 / 41,334	$37,346 / $22,168

(1)
Fair market value of the Company's Common Stock on date of exercise minus the exercise price.

(2)
Fair market value of the Company's Common Stock on June 30, 2001 was $6.25 minus the exercise price of the options.

Compensation of Directors

    Each non-employee director of the Company receives a quarterly retainer of $3,000 and a per meeting fee of $1,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

    Under the Company's 1998 Non-Employee Directors' Stock Option Plan, on the date of the annual stockholders' meeting of each year, each member of the Company's Board of Directors who is not an employee of the Company will automatically be granted, without further action by the Company, its stockholders or the Board of Directors, an option to purchase 10,000 shares of the Company's Common Stock. In addition, each new non-employee director will receive a one time grant to purchase 25,000 shares of Common Stock on the date of the annual stockholders' meeting at which such new director is elected to the Board of Directors. The exercise price of the options granted to the non-employee directors is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant.

Compensation Committee Interlocks and Insider Participation

    During the year ended June 30, 2001, none of the Company's executive officers served on the board of any entities whose directors or officers serve on the Company's Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 8, 2001 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Stanley T. Crooke, M.D., Ph.D. (2)	52,962	*
Patrick G. Enright (3)	328,665	1.10
Alan C. Mendelson (4)	2,100	*
Raju Kucherlapati, Ph.D. (5)	50,832	*
Mark McDade (6)	19,061	*
Benjamin F. McGraw, III, Pharm.D. (7)	526,362	1.76
Bert W. O'Malley, M.D. (8)	78,412	*
J. Tyler Martin, Sr., M.D. (9)	75,780	*
Arthur M. Pappas (10)	39,829	*
Alain Rolland, Pharm.D., Ph.D. (11)	172,031	*
Margaret M. Snowden (12)	44,096	*
Bennet L. Weintraub (13)	126,246	*
All executive officers and directors as a group (12 persons)	1,516,376	5.07

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G if any filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,924,741 shares outstanding on October 8, 2001, adjusted as required by rules promulgated by the SEC.

(2)
Represents: 52,962 shares issuable upon the exercise of stock options granted to Dr. Crooke that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 9,168 shares issuable upon exercise of stock options granted to Dr. Crooke that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(3)
Represents: (i) 126,599 shares owned by Mr. Enright; (ii) 8,500 shares held in trust for the benefit of one Mr. Enright's children for which Mr. Enright and his spouse serve as co-trustees; (iii) 7,400 share held in trust for the benefit of one of Mr. Enright's children for which Mr. Enright and his spouse serve as co-trustees; (iv) 2,000 shares held in a partnership of which Mr. Enright is a general partner; (v) 105,000 shares issuable upon exercise of a currently-exercisable warrant issued to Diaz & Altschul Group, LLC, of which Mr. Enright is a managing member; and (vi) 79,166 shares issuable upon the exercise of stock options granted to Mr. Enright that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 834 shares issuable upon exercise of stock options granted to Mr. Enright that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(4)
Represents: 2,100 shares owned by Mr. Mendelson. Excludes 25,000 shares issuable upon exercise of stock options granted to Mr. Mendelson that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(5)
Represents: (i) 8,333 shares owned by Dr. Kucherlapati; and (ii) 42,499 shares issuable upon the exercise of stock options granted to Dr. Kucherlapati that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 834 shares issuable upon exercise of stock options granted to Dr. Kucherlapati that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(6)
Represents: 19,061 shares issuable upon the exercise of stock options granted to Mr. McDade that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 15,939 shares issuable upon exercise of stock options granted to Mr. McDade that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(7)
Represents: (i) 373,592 shares owned by Dr. McGraw; (ii) 315,148 shares and 12,112 shares held in an irrevocable trust and in a children's trusts, respectively, for the benefit of Dr. McGraw's children for which Dr. McGraw and his spouse serve as co-trustees; (iii) 152,443 shares issuable upon the exercise of stock options granted to Dr. McGraw that are currently exercisable or exercisable within 60 days of October 8, 2001; and (iv) 327 shares contributed in fiscal 2001 as a matching grant from the Company to Dr. McGraw's 401(k) plan. Excludes 220,057 shares issuable upon exercise of stock options granted to Dr. McGraw that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(8)
Represents: 78,412 shares issuable upon the exercise of stock options granted to Dr. O'Malley that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 9,168 shares issuable upon exercise of stock options granted to Dr. O'Malley that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(9)
Represents: (i) 6,448 shares owned by Dr. Martin; and (ii) 69,332 shares issuable upon the exercise of stock options granted to Dr. Martin that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 163,668 shares issuable upon exercise of stock options granted to Dr. Martin that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(10)
Represents: (i) 3,997 shares owned by Mr. Pappas; and (ii) 35,832 shares issuable upon the exercise of stock options granted to Mr. Pappas that are currently exercisable or exercisable within 60 days of October 8, 2001. Excludes 9,168 shares issuable upon exercise of stock options granted to Mr. Pappas that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(11)
Represents: (i) 26,466 shares owned by Dr. Rolland; (ii) 145,197 shares issuable upon the exercise of stock options granted to Dr. Rolland that are currently exercisable or exercisable within 60 days of October 8, 2001; and (iii) 368 shares contributed in fiscal 2001 as a matching grant from the Company to Dr. Rolland's 401(k) plan. Excludes 127,489 shares issuable upon exercise of stock options granted to Dr. Rolland that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(12)
Represents (i) 8,721 shares owned by Ms. Snowden; (ii) 35,007 shares issuable upon the exercise of stock options granted to Ms. Snowden that are currently exercisable or exercisable within 60 days of October 8, 2001; and (iii) 368 shares contributed in fiscal 2001 as a matching grant from the Company to Ms. Snowden's 401(k) plan. Excludes 89,659 shares issuable upon exercise of stock options granted to Ms. Snowden that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

(13)
Represents: (i) 17,118 shares owned by Mr. Weintraub; (ii) 108,760 shares issuable upon the exercise of stock options granted to Mr. Weintraub that are currently exercisable or exercisable within 60 days of October 8, 2001; and (iii) 368 shares contributed in fiscal 2001 as a matching grant from the Company to Mr. Weintraub's 401(k) plan. Excludes 67,615 shares issuable upon exercise of stock options granted to Mr. Weintraub that are not currently exercisable and will not be exercisable within 60 days of October 8, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    In December 2000, the Company paid a fee of $785,000 and issued a warrant to purchase 105,000 shares of Common Stock to Diaz & Altschul Group, LLC, in consideration for its services as a financial advisor and placement agent in connection with the private placement of an aggregate of $31,500,000 worth of the Company's Series A Convertible Redeemable Preferred Stock. Mr. Enright, one of the Company's directors, is a managing member of Diaz & Altschul Group, LLC.

    For the fiscal year ended June 30, 2001, the Company paid an aggregate of $291,280 to the law firm of Latham & Watkins for the provision of legal services during that period. Mr. Mendelson, one of the Company's directors, is a partner of Latham & Watkins.

    The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.
/s/ Bennet L. Weintraub
By:	Bennet L. Weintraub
Its:	Vice President, Finance and Chief Financial Officer

Date: October 26, 2001

QuickLinks

EXPLANATORY NOTES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS
Summary Compensation Table
STOCK OPTION GRANTS AND EXERCISES
Option Grants in Fiscal Year Ended June 30, 2001
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
BENEFICIAL OWNERSHIP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
SIGNATURE