Form 10-Q
period 2001-09-30
VALENTIS INC
filed 2001-11-14
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to _________

Commission File Number 0-22987

VALENTIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

863A Mitten Rd., Burlingame, CA	94010
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒             No ☐

                The number of outstanding shares of the registrant's Common Stock, $.001 par value, was 29,925,724 as of November 12, 2001.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2001	June 30, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,196	$13,691
Short–term investments	18,774	22,142
Other receivables	671	569
Prepaid expenses and other current assets	268	493
Total current assets	28,909	36,895
Property and equipment, net	5,734	6,537
Long–term investments	856	1,439
Goodwill and other assets, net	3,945	5,378
Total assets	$39,444	$50,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715	$398
Accrued compensation	915	1,619
Other accrued liabilities	3,077	3,778
Deferred revenue	2,083	3,333
Current portion of long–term debt	1,757	2,576
Total current liabilities	8,547	11,704
Long–term debt	114	138
Commitments
Redeemable convertible preferred stock	24,544	23,895
Stockholders’ equity:
Common stock	30	30
Additional paid–in capital	172,697	172,962
Deferred compensation, net of amortization	—	(10)
Accumulated other comprehensive income	254	650
Accumulated deficit	(166,742)	(159,120)
Total stockholders’ equity	6,239	14,512
Total liabilities and stockholders’ equity	$39,444	$50,249

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2001	2000

Collaborative research and development revenue	$1,660	$853
Research and development grant revenue	17	133
Total revenue	1,677	986

Operating expenses:
Research and development	6,305	7,026
General and administrative	2,185	1,786
Amortization of goodwill and other acquired intangibles	1,433	1,433
Total operating expenses	9,923	10,245
Loss from operations	(8,246)	(9,259)

Interest income	427	537
Interest expense and other	197	(305)
Net loss	(7,622)	(9,027)

Deemed dividend	(649)	—
Dividends on convertible preferred stock	(394)	—
Net loss applicable to common stockholders	$(8,665)	$(9,027)

Basic and diluted net loss per common share	$(0.29)	$(0.31)

Shares used in computing basic and diluted net loss per common share	29,806	29,381

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(7,622)	$(9,027)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	709	799
Amortization of goodwill and other acquired intangibles	1,433	1,433
Amortization of deferred compensation	10	30
Stock options granted to non–employees for services rendered	66	387
Changes in operating assets and liabilities:
Other receivables	(102)	(810)
Prepaid expenses and other assets	225	28
Deferred revenue	(1,250)	(160)
Accounts payable	317	(521)
Accrued liabilities	(1,405)	(684)
Foreign currency translation adjustment	(385)	80
Net cash used in operating activities	(8,004)	(8,445)

Cash flows from investing activities:
Purchase of property and equipment	(41)	(79)
Proceeds from sale of property and equipment	135	—
Purchase of available–for–sale investments	(4,078)	(7,622)
Maturities of available–for–sale investments	8,019	7,644
Net cash provided by (used in) investing activities	4,035	(57)

Cash flows from financing activities:
Payments on long–term debt	(844)	(799)
Proceeds from issuance of common stock, net of repurchases	318	544
Net cash provided by financing activities	(526)	(255)

Net increase (decrease) in cash and cash equivalents	(4,495)	(8,757)
Cash and cash equivalents, beginning of period	13,691	18,459
Cash and cash equivalents, end of period	$9,196	$9,702

Supplemental disclosure of cash flow information:
Interest paid	$66	$156
Schedule of non–cash transactions:
Preferred stock dividends paid in common stock	$394	$—

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

                The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis”, the “Company”, “we”, “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000.  The balance sheet at June 30, 2001 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2002.  These interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 2001, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                On August 27, 1999, Valentis acquired all the outstanding shares of PolyMASC Pharmaceuticals plc (“PolyMASC”).  The transaction was accounted for under the purchase method of accounting.  Valentis is in the process of closing PolyMASC’s London facility and transferring research and development of the PEGylation technologies to its facility in Texas.

                The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly–owned subsidiary, PolyMASC.  All significant intercompany balances and transactions have been eliminated.

2. Revenue Recognition

                Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

                Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract.  Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement.  The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project.  Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements.  Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.  Milestone and royalty payments, if any, will be recognized pursuant to collaborative agreements upon the achievement of specified milestones.

                Deferred revenue at September 30, 2001 consisting of $2.1 million related to an agreement with Roche Holdings Ltd. ("Roche"), is being earned through the performance of contract research.  $1.2 million was earned this quarter under the agreement with Roche.

                If we continue to meet the milestones for the development of gene therapies under the Roche agreement, we may be entitled to payments of up to an additional $8.3 million.  Upon successful completion of Phase II clinical testing, we may elect either to receive up to 50 percent of potential profits on worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales.

3. Net Loss Per Share

                Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted–average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase.  Diluted earnings per share include the effect of options, warrants and convertible securities, if dilutive.  Due to our net loss position for all periods presented, diluted net loss per share has not been presented separately because the result would be antidilutive.

                The calculation of basic net loss per share for the quarter ended September 30, 2000, excludes 8,515 shares of common stock which were outstanding but were subject to Valentis’ right of repurchase which expires ratably over four years.

                Options to purchase 2,840,650 shares of common stock at a weighted average price of $7.60 per share have been excluded from the calculation of diluted net loss per share for the quarter ended September 30, 2000 because the effect of inclusion would be antidilutive.

                Options to purchase 3,825,156 shares of common stock at a weighted average price of $7.10 per share have been excluded from the calculation of diluted net loss per share for the quarter ended September 30, 2001 because the effect of inclusion would be antidilutive.

                In connection with the sale of 31,500 shares of Series A convertible redeemable preferred stock in December 2000 (see Footnote 5), at a purchase price of $1,000 per share, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A purchasers who acted as placement agents or financial advisors in the private transaction.  Additionally, the Series A convertible redeemable preferred stock is convertible into 3,499,996 shares of common stock.

                The options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

                A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands except per share amounts):

	Three months ended September 30,
	2001	2000

Net loss applicable to common stockholders	$(8,665)	$(9,027)

Basic and Diluted
Weighted average shares of common stock outstanding	29,806	29,390
Shares subject to repurchase	—	(9)
Weighted average shares of common stock outstanding used in computing net loss per common share	29,806	29,381

Basic and diluted net loss per share applicable to common stockholders	$(0.29)	$(0.31)

4. Comprehensive Income (Loss)

                Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,
	2001	2000

Net loss	$(7,622)	$(9,027)
Net unrealized gain (loss) on available–for–sale securities	(11)	57
Foreign currency translation adjustment	(385)	80
Comprehensive loss	$(8,018)	$(8,890)

                The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2001	June 30, 2001

Unrealized gain (loss) on available–for–sale securities	$96	$107
Foreign currency translation adjustments	158	543
Accumulated other comprehensive income	$254	$650

5. Issuance of Preferred Stock - Private Placement of Series A Convertible Redeemable Preferred Stock and Warrants

                On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock (Series A preferred stock), at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A purchasers who acted as placement agents or financial advisors in the private transaction.

Series A Preferred Stock

                The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date.  The number of shares of common stock issued for dividends during the quarter ended September 30, 2001 was 102,294 shares.  The accrued dividends as of September 30, 2001 were approximately $66,000.

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

                Beginning December 5, 2002, we may redeem all, but not less than all, of the outstanding shares of Series A preferred stock if the closing bid price of our common stock exceeds $24.83 (subject to adjustment upon the occurrence of certain events such as stock split) for twenty consecutive trading days.

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

Summary of Certain Preferred Stock and Warrant Accounting

                The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants issued in the private placement, which are exercisable for an aggregate of 1,266,820 shares of common stock.  The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis’ common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

                The accretion of Class A and B warrants for the quarter ended September 30, 2001 was approximately $432,000. The accretion of the beneficial conversion feature for the quarter ended September 30, 2001 was approximately $78,000. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

                Dividends on the preferred stock, calculated at value at the rate of 5% per annum, were approximately $394,000 for the quarter ended September 30, 2001 and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

                Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $139,000 for the quarter ended September 30, 2001 was included in the calculation of net loss applicable to common stockholders.

                Additional details associated with our December 5, 2000 private placement of Series A preferred stock and the Class A and Class B warrants can be obtained from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and other words of similar import or the negative of those terms or expressions.  Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Risk Factors” and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission.

OVERVIEW

Valentis uses the discoveries of genomics research to create novel Genemedicine™ Products and PEGylation products.

Valentis has positioned itself to be a near–term beneficiary of genomics research, a massive effort underway to understand the sequence and function of the human genome. The first products being generated from genomics research are biopharmaceuticals such as proteins, antibodies and genes.  We combine the discoveries of genomics research with our proprietary delivery systems to create therapeutics designed to improve safety, efficacy or dosing convenience.

Valentis' Genemedicine™ products provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells can be controlled by Valentis’ proprietary gene regulation systems.

We believe Valentis has the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals.  Since our inception in 1992, we have applied our preclinical and early clinical development expertise to create a portfolio of delivery technologies that allow us to develop novel therapeutics and improved versions of existing marketed biopharmaceuticals.  Our core technologies include multiple gene delivery and gene expression systems and PEGylation technologies designed to improve the safety, efficacy and dosing characteristics of genes, proteins, peptides, peptidomimetics, antibodies, replicating and non-replicating viruses and liposomes.  We focus our research and development efforts in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology.

STRATEGY AND BUSINESS MODEL
Valentis' strategy is to advance its Genemedicine™ products and PEGylated products through early clinical trials.

Our commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of Genemedicine™ products and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large–scale clinical and commercial manufacturing.

TECHNOLOGY PLATFORMS
(1) Genemedicine™ Products use genes to achieve the production of therapeutic proteins.

Every cell in the human body contains genes that provide the instructions or “code” for the production of proteins, which determine the nature and function of cells and tissues and directly and/or indirectly impact all of the body's functions. Valentis is developing a broad array of Genemedicine™ products incorporating several in vivo, non-viral, synthetic gene delivery systems.

Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression; and (ii) lipids, polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

Genemedicine™ products are used to achieve production of therapeutic proteins in their natural, most active form to correct, prevent or modulate genetic and acquired diseases.  Genemedicine™ products are typically administered by conventional pharmaceutical routes after being reconstituted from single–vial, stable, lyophilized products.

(2) PEGylation technologies.

PEGylation is an established technology that involves the attachment of the polymer, polyethylene glycol (PEG), to biological agents or chemical compounds to alter their pharmacokinetics (distribution in the body, metabolism and excretion), which can lead to improved dosing intervals, and may also have beneficial effects on safety and efficacy.  With PEGylation, both recognition by antibodies (antigenicity) and stimulation of immune responses (immunogenicity) typically are reduced.

Valentis' PEGylation technology allows for the gentle coupling of PEG molecules directly to proteins (protoMASC™), antibodies (antiMASC™), viruses (viraMASC™) and liposomes (lipoMASC™) in a manner that retains biological activity.

PRODUCTS IN DEVELOPMENT
Nine products are in human clinical testing.

Valentis has successfully advanced four Genemedicine™ products into human clinical testing including three oncology products and one cardiovascular disease product.  In addition, two cardiovascular disease products are in clinical development by Valentis licensees, two cardiovascular products are the subject of physician-sponsored studies, and one oncology product is physician sponsored.

Four oncology products.

Valentis’ most advanced programs are in the field of cancer immunotherapy.  Three single cytokine genes, IL–2, IL–12 and IFN–α, have all finished Phase I safety trials and our IL–2 Genemedicine™ product has completed a Phase II trial.  In addition, the combination Genemedicine™ products, IL–12 plus IFN–α and IL-2 plus Superantigen B, have been tested in Phase I/II trials, and an intravenously delivered IL-2 Genemedicine™ product for cancers of the lung is in a Phase I trial.

Valentis has four trials underway using Genemedicine™ products as cancer immunotherapeutics for the treatment of head and neck cancer, melanoma, and cancers of the lung.  See below for additional information regarding these  Genemedicine™ products.

IL–2 Genemedicine™ product plus chemotherapy shows positive trend as compared to patients treated with chemotherapy alone.

Intratumoral Interleukin–2 (IL–2) Genemedicine™ product plus chemotherapy has completed enrollment of an 80 patient multicenter Phase II trial for the treatment of head and neck cancer. In June and September 2001, we reported results from the Phase II clinical trial that showed a positive trend favoring the patient group receiving the IL-2 Genemedicine™ product plus chemotherapy, as compared to the group receiving chemotherapy alone. The median time to progressive disease was 93 days in patients treated only with chemotherapy as compared to 129 days for patients in the IL–2 plus chemotherapy group.  Additionally, 41% of patients in the combined treatment group remained free of disease progression at the conclusion of the trial, while only 17% of patients in the chemotherapy-alone group were progression-free.  The treatments were injected directly into tumors of patients with Stage III and Stage IV carcinoma of the head and neck.

Intravenous IL–2 Genemedicine™ product (VLTS–587) - In April 2001, Valentis dosed the first patients in a Phase I clinical trial of our intravenously administered human IL-2 Genemedicine™ product.  The goal of the trial is to determine the maximum tolerated dose of the Intravenous IL-2 Genemedicine™ product in patients with cancers in the lung.  By expressing the IL-2 gene locally in the lung, the IV IL-2 Genemedicine™ product is designed to deliver the IL-2 protein to lung tumors while minimizing systemic exposure to IL-2 protein and associated adverse events.  In August 2001, we discovered manufacturing irregularities at our contract plasmid DNA manufacturer and have temporarily suspended enrollment of patients in this trial.  We are in discussions with the FDA to resolve the issues.  Also, we are manufacturing additional clinical plasmid DNA and expect to be able to restart the clinical trial in the second quarter of calendar 2002 or sooner.  We do not expect these developments to affect the long-term clinical or commercial development of the IL-2 program.

Valentis’ studies in several animal models, including mouse, rabbit and non-human primates, verified the expression of human IL-2 in the lung following the intravenous delivery of IV IL-2 Genemedicine™ product.  Efficacy studies in mouse model systems, as well as in dogs with spontaneously occurring metastatic pulmonary neoplasms, indicated anti-tumor activity as evidenced by a significant reduction in tumor burden.

The IV IL-2 Genemedicine™ product uses an optimized synthetic cationic lipid-based gene delivery system that has been shown to efficiently localize in the lungs, and preferentially in pulmonary tumor lesions, enabling tumor localization via intravenous administration.

Interleukin–12 (IL–12) plus Interferon–α (IFN–α) combination Genemedicine™ product began a Phase I/II trial for the treatment of melanoma.  We have closed the trial to patient enrollment in agreement with Roche, in order to focus on the IL-2 Genemedicine™ product.  Resumption of this trial is dependent on completion of IL-2 activities.

The trial is being conducted at the University of Pennsylvania, and is designed to determine safety, tolerability and efficacy of the cytokine combination Genemedicine™ product for patients with squamous cell carcinoma of the head and neck.

Final clinical data is being analyzed from a Phase I/II clinical trial for a combination IL-2 plus Superantigen B product for advanced melanoma.  The two-gene combination is formulated in one of Valentis' proprietary lipid–based delivery systems, which is injected directly into tumors.  Positive interim results, released in October 2000, showed that treatment with the combination Genemedicine™ product was generally safe and associated with anti–tumor immune responses.  The dose–ranging study examines the safety and efficacy of the two–gene combination.

Three VEGF165 products for cardiovascular disease are in clinical trials.

In March 1998, a VEGF165 product employing Valentis’ proprietary cationic lipid gene delivery system became the subject of two physician-initiated Phase II clinical trials:  one for treating peripheral vascular disease (PVD) and one for treating coronary artery disease (CAD) due to ischemia caused by atherosclerosis.  The product is designed to prevent proliferation of smooth muscle cells and reclosure of the vessels in patients who are undergoing either coronary angioplasty or peripheral angioplasty and to stimulate the formation of new blood vessels.  Patients enrolled in the clinical trials received a plasmid-based, VEGF165 product, an adenovirus encoding VEGF165, or a placebo.  The treatments are administered via catheter to patients immediately following angioplasty and stent insertion.  Dr. Seppo Ylä-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland, conducted the trials.  Valentis provided its proprietary cationic lipid gene delivery system (DOTMA) for the studies, which was combined with the Institute’s plasmids encoding VEGF165.

In November 1999 and 2000, interim analyses of angiographic data required by the Finnish Agency for Medicinal Products from Dr. Ylä-Herttuala’s double blind, placebo-controlled Phase II clinical trial for PVD revealed: (1) an increase in the number of blood vessels in both the plasmid and adenovirus groups, but not in the group given the placebo; and (2) that there were serious adverse events noted in the patient group given the adenoviral VEGF165, but not in the patient group given the plasmid-based VEGF165 Genemedicine™ product delivered using Valentis’ cationic lipid delivery system.  Results of the PVD trial are expected to be presented at the American Heart Association Meeting in November 2001.  The CAD trial has also completed enrollment and preliminary results are expected to be released in the second quarter of calendar 2002.

In March 2000, Ark Therapeutics (“Ark,” formerly Eurogene Ltd.) initiated a Phase I clinical trial of a gene therapy incorporating Ark’s local collar-reservoir delivery device, a Valentis proprietary cationic lipid gene delivery system, and a gene for VEGF165. The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. The therapy is designed to prevent the post-surgical development of intimal hyperplasia (smooth muscle cell proliferation) in blood vessels. This is a frequent complication after vascular surgery and may result in blockage of the vessels. The trial is being conducted at Kuopio, Tampere and Oulu, three university hospitals in Finland, under the supervision of Dr. Ylä-Herttuala.

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

Results from preclinical experiments involving local delivery of a VEGF165 gene with Ark’s extravascular collar have indicated that this method of delivery results in significant transfection of smooth muscle cells in the vessel wall.  Valentis has demonstrated that its proprietary DOTMA cationic lipid delivery system can be used with VEGF165 for vascular applications.

Valentis has licensed certain patent rights to Cardion AG related to the use of the iNOS gene.

In November 1999, Valentis and Cardion AG (formerly Cardiogene Gentherapeutische Systeme AG) entered into an agreement under which Valentis licensed to Cardion certain patent rights related to the use of the iNOS gene for the treatment or prevention of restenosis in exchange for upfront, milestone and royalty payments.

Patient Dosing of our proprietary del–1 angiogenesis Genemedicine™ product was initiated in June 2001.

In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein.  Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis.  Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease (PAD) and coronary artery disease (CAD).

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

In June 2001, Valentis initiated a Phase I/II clinical trial for a Del-1 Genemedicine™ product for the treatment of peripheral arterial disease (PAD).  The goal of this open-label, multi-center, dose escalation trial is to evaluate safety and to determine the maximum tolerated dose of the Del-1 Genemedicine™ product in patients with PAD, where the patients suffer from a blockage of the blood vessels in their legs.  The secondary objective of the trial is to obtain preliminary efficacy data and evidence of angiogenic activity.  For PAD, Valentis’ Del-1 Genemedicine™ product is administered by intramuscular injection.

In August, upon informing the FDA of the manufacturing irregularities, like those described with our Intravenous IL–2 Genemedicine™ product, this clinical trial was put on hold.  We are manufacturing additional clinical plasmid DNA.  We expect to have the manufacturing issues resolved and resume patient dosing by the first quarter of 2002 or sooner.  We do not expect these developments to affect the long-term clinical or commercial development of the Del-1 program. We also intend to file an IND to develop the Del–1 Genemedicine™ product for a coronary arterial disease indication.

we continue to advance our PEGylation products through preclinical development.

We are developing a number of product applications using our protoMASC™, viraMASC™, and antiMASC™ technologies on our own and through corporate collaborations.  PolyMASC, our wholly owned subsidiary, currently has corporate collaborations with Oxford BioMedica, and Transkaryotic Therapies (TKT) to develop PEGylated versions of proteins.  Our collaboration with Onyx Pharmaceuticals, Inc. was established to develop a PEGylated version of the ONYX CI–1042 viral–based cancer therapeutic.  The TKT and Onyx collaborations are licensing agreements.

INTELLECTUAL PROPERTY

PolyMASC filed a lawsuit against Alza Corp. for infringement of our “Liposomes” patent

On April 6, 2001, Valentis’ wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against Alza Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on Alza’s manufacture and sale of its liposomal products, Doxil® and Caelyx®.  The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.”  The patent, issued to us on October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin.  Doxil® is approved in the U.S. for the treatment of refractory ovarian cancer and AIDS-related Kaposi’s sarcoma; Caelyx® is marketed in Europe and Canada for the treatment of advanced ovarian cancer and AIDS-related Kaposi’s sarcoma and in Canada for breast cancer.  PolyMASC is seeking monetary damages and enhanced damages should the court find that Alza’s infringement was willful.

RESULTS OF OPERATIONS

Overview

                For the quarter ended September 30, 2001, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue.  This is consistent with our performance since inception.  We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

                Valentis' revenue was approximately $1.7 million for the quarter ended September 30, 2001 compared to approximately $986,000 in the corresponding quarter of 2000.  Revenues attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended September 30,
	2001	2000
Collaborative research and development revenue:
Roche Holdings, Ltd.	$1,250	$554
Boehringer Ingelheim	—	160
Other	410	139
	1,660	853
Grant revenue	17	133
Total revenue	$1,677	$986

                Changes in revenue for the quarter ended September 30, 2001, compared to the previous year are explained below:

•      Revenue from Roche increased by approximately $696,000 for the quarter ended September 30, 2001 compared to the corresponding period in 2000 due to the recognition of deferred revenue that will be fully recognized in fiscal year 2002.  Please see additional deferred revenue discussion below.

•      Revenue from Boehringer Ingelheim decreased for the quarter ended September 30, 2001, compared to the corresponding period in 2000 due to the completion of the agreement in November 2000.  Revenue from Boehringer Ingelheim was recognized under a 15-month collaboration signed in September 1999.

•      Other revenue increased by approximately $272,000 for the quarter ended September 30, 2001, compared to the corresponding period in 2000.  License revenues increased by $350,000 due to fees generated by agreements for Valentis’ GeneSwitch™ gene expression system.  However, these license revenues were offset by a decrease of $78,000 associated with lower PEGylation technology license fees.

•      Grant revenue decreased $116,000 due to the completion of Small Business Innovation Research (SBIR) grants in fiscal year 2001.

                Revenue derived from corporate collaborations and grants may increase in the future if we are successful in establishing new collaborations and if we are awarded additional SBIR grants.

                Included in deferred revenue at September 30, 2001 is approximately $2.1 million related to Roche that will be fully recognized in fiscal year 2002.  This deferred revenue will be earned either upon the achievement of certain milestones or under certain circumstances, through the performance of additional contract research.

                If Valentis continues to meet the milestones for the development of Genemedicine™ products under our contract with Roche, we may be entitled to milestone payments of up to $8.3 million.  Upon successful completion of Phase II clinical testing, Valentis may elect either to receive up to 50 percent of potential profits from worldwide product sales by agreeing to share development and commercialization expenses or to receive royalty payments based on worldwide product sales, if any.

                To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch™ gene regulation system to the research market.  Under the terms of our corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs.  We expect that future revenue will be derived in the short-term from research and development agreements and milestone payments, and in the long-term from royalties on product sales.

Expenses

                Research and development expenses decreased approximately $721,000 to approximately $6.3 million for the quarter ended September 30, 2001 compared to approximately $7.0 million for the corresponding period in 2000.  The decrease was attributable primarily to savings resulting from the closure of our London operations partially offset by increased clinical trials expenses.

                Valentis develops Genemedicine™ products utilizing two key technology platforms: (i) gene delivery and gene regulation products, and (ii) PEGylation products.  For the quarter ended September 30, 2001, we estimated the split of research and development expenses between gene delivery and regulation products, and PEGylation products was approximately $5.6 million and $711,000, respectively.

                General and administrative expenses increased approximately $399,000 to approximately $2.2 million for the quarter ended September 30, 2001, compared to approximately $1.8 million in the corresponding period in 2000.  The increase was attributable primarily to the addition of general and administrative staff and facilities to support our business development efforts.

Interest Income and Expense and Other, Net

                Interest and other income (expense), net increased approximately $392,000 to approximately $624,000 for the quarter ended September 30, 2001 compared to approximately $232,000 in the corresponding period of 2000.  The increase was primarily attributable to favorable currency translation rates between Great Britain Pounds and U.S. Dollars.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

                The deemed dividends related to Series A redeemable convertible preferred stock (see footnote 5) include the accretion of Class A and B warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs.  Below are the accretion values for Class A and B warrants and issuance costs.

The accretion of Class A and B warrants for the quarter ended September 30, 2001, was approximately $432,000. The accretion of the beneficial conversion feature for the quarter ended September 30, 2001 was approximately $78,000. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

                The issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $139,000 for the quarter ended September 30, 2001, was included in the calculation of net loss applicable to common stockholders.

Dividends on Series A Redeemable Convertible Preferred Stock

In September 2001, Valentis made a dividend payment to holders of the Company’s Series A convertible redeemable preferred stock.  The dividend obligation was met through the issuance of 102,294 shares of common stock.

                Dividends on Series A redeemable convertible preferred stock (see footnote 5) are calculated at the rate of 5% per annum and were approximately $394,000 for the quarter ended September 30, 2001.  These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders

Liquidity and Capital Resources

                At September 30, 2001, Valentis had approximately $28.8 million in cash, cash equivalents and investments compared to $37.3 million at June 30, 2001.  The decrease of $8.5 million in cash and investments balances for the quarter relates primarily to funding ongoing operations.  Capital expenditures were $41,000 for the quarter ended September 30, 2001, compared to $79,000 in the same period in 2000.  We expect our capital expenditures in the future to be at higher levels as we upgrade our manufacturing facilities to produce limited quantities of plasmid DNA according to current Good Manufacturing Practice (cGMP).  This plasmid DNA could be used in our human clinical trials.  These upgrade efforts augment our overall manufacturing strategy to conduct large-scale production of cGMP plasmid DNA either through the pAlliance™ with DSM and Qiagen or with other contract manufacturing organizations as required.  It is estimated that we will invest approximately $5 million in plant and equipment over the next two fiscal years to upgrade our manufacturing facilities.

                In October 1998, we entered into an equipment financing agreement with a financing company.  We financed $366,000 in equipment purchases under this agreement structured as loans.  The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment.  As of September 30, 2001, the outstanding balance under this financing agreement was $208,000.  Valentis fully utilized the borrowing capacity under this agreement.

                In May 1996, we entered into an equipment financing agreement for up to $2.7 million with a financing company.  We financed $2.7 million in equipment purchases under this agreement structured as loans.  The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment.  As of September 30, 2001, the outstanding balance under this financing agreement was $60,000.  Valentis fully utilized the borrowing capacity under this agreement.

                In June 1995, we established a line of credit for $8.0 million with a commercial bank.  In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments.  At September 30, 2001, the outstanding balance was $1.6 million.  The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit.  As a condition of the credit line, Valentis must maintain a minimum cash and short-term investment balance of not less than the prior two quarters net cash usage and Valentis' net worth must remain in excess of 90% of the total principal drawn under the line of credit.  Valentis fully utilized the borrowing capacity under this agreement.

                We anticipate that our cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through September  2002.  However, we may require additional funding prior to such time.  Valentis' future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control.  We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing.  We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements.  Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

                The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Quarterly Report on Form 10–Q.  Any of these risk factors could materially and adversely affect our business, operating results and financial condition.  Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

RISK FACTORS

Risks Related to Our Scientific Operations

Development and introduction of our products will take several more years and may not be successful.

                Because substantially all of our potential products currently are in research, preclinical development or the early stages of clinical testing, revenues from sales of any products will not occur for at least the next several years, if at all.

                Currently, only limited clinical data are available regarding the safety and efficacy of gene therapeutics. We are not aware of any gene therapeutic that has received marketing approval from the United States Food and Drug Administration, or FDA, or foreign regulatory authorities. As a result, clinical trials relating to gene therapeutics may take longer to complete than clinical trials involving more traditional pharmaceuticals.

                We cannot apply for regulatory approval of our potential products until we have performed additional research and development and testing. Our clinical trials may not demonstrate the safety and efficacy of our potential products, and we may encounter unacceptable side effects or other problems in the clinical trials. Should this occur, we may have to delay or discontinue development of the potential product. After a successful clinical trial, we cannot market products in the United States or elsewhere until we receive regulatory approval. If we are able to gain regulatory approval of our products and then commercialize and sell those products, we may be unable to manufacture enough products to maintain our business or secure additional financing to fund our operations.

There is intense competition in the biopharmaceuticals market which may adversely impact our business.

                The pharmaceutical and biotechnology industries are highly competitive. The intense competition and rapid technological change in our market may result in pricing pressures and failure of our products to achieve market acceptance.

                We are aware of several pharmaceutical and biotechnology companies that are pursuing gene therapeutics or are incorporating PEG technologies into new pharmaceuticals. For example, we are aware that Vical, Inc., Targeted Genetics Corp., GenVec Inc., Cell Genesys Inc., Avigen Inc. and GenStar Therapeutics Corp. are also engaged in developing gene therapies, and Enzon Inc. and Inhale Therapeutics are developing PEG technologies. Many of these companies are addressing diseases that have been targeted by our corporate partners and us, and some of them may have more experience and history in these areas. We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. Our competitors may develop safer, more effective or less costly biologic delivery systems, gene therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we can.

                Some of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

•       research;

•       development, including clinical trials;

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

If we are unable to obtain rights to proprietary genes, proteins or other technologies, we will be unable to operate our business.

                Both our gene-based products and our PEGylated products involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences and/or proteins, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. We may not be able to obtain a license to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to introduce.

An inability to protect our patents and proprietary rights may adversely impact our business.

                We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively. Our success will depend to a significant degree on our ability to:

•       obtain patents and licenses to patent rights;

•       preserve trade secrets; and

•       operate without infringing on the proprietary rights of others.

                We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our present and potential products. If we fail to obtain and maintain patent protection for our technologies, our competitors may market competing products that threaten our market position. The failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business. Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents. Even if we secure a patent, the patent may not afford adequate protection against our competitors. Intellectual property claims and litigation could subject us to significant liability for damages or invalidation of our patent rights.

                On April 10, 2001, the Company announced that its wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against Alza Corporation for patent infringement, based on Alza’s manufacture and sale of its liposomal product, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of PolyMASC’s U.S. Patent Number 6,132,763, entitled ‘‘Liposomes,’’ and seeks monetary damages and enhanced damages in the event the court finds that Alza’s infringement was willful. Litigation is proceeding, and a trial is anticipated to begin in December 2002.

                We have received notification that Alza has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim 5 of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. Previously, the Opposition Division of the Japanese Patent Office had found in favor of the Company’s patent, rejecting an opposition brought by Alza. This is an appeal by Alza of that decision.

We also rely on unpatented trade secret technologies. Because these technologies do not benefit from the protection of patents, we may be unable to meaningfully protect these trade secret technologies from unauthorized use or misappropriation by a third party.

                As the biotechnology industry expands, the risks increase that other companies may claim that our processes and potential products infringe on their patents. Defending these claims would be costly and would likely divert management’s attention and resources away from our operations. If we infringe on another company’s patented processes or technology, we may have to pay damages or obtain a license in order to continue manufacturing or marketing the affected product or using the affected process. We may be unable to obtain a license on acceptable terms or at all.

If the success of our potential products in animal models is not replicated in humans, our business may be negatively impacted.

                Even though our product candidates have shown successful results in animal models, animals are different than humans and these results may not be replicated in our clinical trials with humans. In addition, human clinical results could be different from our expectations following our preclinical studies with large animals. Consequently, if results in our animal models are not predictive of the results that we see in human clinical trials, then we may have to expend greater resources to pass the clinical trial stage and obtain regulatory approval for our product candidates or abandon development of the potential product.

The results of our early clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

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

We must demonstrate large-scale manufacturing capabilities in order to be successful.

                Our limited manufacturing experience may compromise our ability to successfully introduce our potential products. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on DSM, another contract manufacturer and/or our corporate partners for commercial-scale manufacturing of our products. DSM, another contract manufacturer and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

Accidents with hazardous materials may negatively impact our business.

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

Risks Related to Our Business Operations

We have a history of losses and may never be profitable.

                We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the twelve months ended June 30, 2001, we recorded total revenues of $4.6 million and a net loss of $38.2 million and for the three months ended September 30, 2001, our revenues were $1.7 million and our net loss was $7.6 million. As of September 30, 2001 we have an accumulated deficit totaling $166.7 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

We must attract and retain corporate partners to develop and market our products.

                Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our products. Our current corporate collaborations include arrangements with Roche Holdings, for cancer immunotherapeutics based on Interleukin-2, Interleukin-12 and Interferon-α genes; and DSM Biologics and QIAGEN, N.V., for plasmid DNA manufacturing.

                We are highly dependent upon our corporate collaborations. However, we face intense competition from other companies for corporate collaborations, for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. Should we not receive research funds or not achieve the milestones of our corporate collaborations, or if our corporate collaborations are breached or terminated or we fail to enter into additional corporate collaborations or obtain necessary licenses as necessary and on favorable terms, our business, financial condition and results of operations could be materially adversely affected.

                We believe that our partners will be motivated to develop, market and distribute potential products based on our technologies, and we have no reason to believe that they are not in fact pursuing those efforts. However, we cannot control whether our partners will commit sufficient resources to commercializing our products on a timely basis or whether they will pursue the development or marketing of competing products. If our business partners do not successfully market and distribute our products and we are unable to develop sufficient marketing and distribution capabilities on our own, our business will fail.

We must be able to continue to secure additional financing to finance our operations.

                The development and marketing of our potential products will require substantial additional financial resources. Because we cannot expect internally generated cash flow to fund the development and marketing of our products, we must look to outside sources for funding. These sources could involve one or more of the following types of transactions:

•       technology partnerships;

•       technology sales;

•       technology licenses;

•       issuance of debt securities; or

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

                We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1999, $19.5 million through a private placement of our common stock in April 2000 and $31.5 million through the sale of redeemable convertible preferred stock and common stock warrants in December 2000. Since September 1999, we have received $5.2 million from corporate collaborations of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $1.3 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever. Our cash and investments at September 30, 2001 were $28.8 million. We expect that our existing resources will enable us to maintain our operations through at least September 30, 2002 as our projected net cash spending rate is expected to be approximately $30.0 million for the next twelve months. However, we may require additional funding prior to such time.

We must attract and retain qualified employees and consultants to operate our business.

                Our success depends on our ability to attract and retain executive officers and scientific staff to develop our potential products and formulate our research and development strategy. The San Francisco Bay area, where our corporate headquarters and clinical development center are located, is home to a large number of biotechnology and pharmaceutical companies, and there are only a limited number of qualified individuals to fill key scientific and technical positions. Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. If we do not attract and retain qualified personnel, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

Our insurance may not be adequate to protect our business.

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

Risks associated with acquiring other companies may negatively impact our business.

                Part of our strategy is to grow through mergers and acquisitions of products, companies and businesses, and we intend in the future to pursue additional acquisitions of complementary product lines, technologies and businesses. We may issue equity securities to pay for future acquisitions, which could be dilutive to existing stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which have and could continue to materially adversely affect our business, financial condition and results of operations. In addition, mergers and acquisitions involve numerous other risks, including:

•       difficulties assimilating the operations, personnel, technologies and products of the acquired companies;

•       diversion of management’s attention from other business concerns; and

•       the potential loss of key employees of the acquired companies.

                For these reasons, the effect existing or future acquisitions may have on our business, financial condition and results of operations is uncertain.

Risks Related to Regulatory Matters and Market Acceptance of Our Products

We have limited experience in conducting clinical trials, which may cause delays in receiving regulatory approval of our potential products.

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

                Failure to recruit patients could delay or prevent clinical trials of our potential products, which could cause a delay or inability to introduce products to market and a resulting decrease in our ability to generate revenue. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our products. Delays in recruiting or enrolling patients to test our products could result in increased costs, delays in advancing our product development, delays in proving the usefulness of our technology or termination of the clinical trials altogether. If we or our corporate partners are unable to introduce potential products to market after successful clinical trials on a timely basis, our ability to generate revenue may decrease and we may be unable to secure additional financing.

Our products must satisfy government regulations in order to be successful.

                We may not receive approval from regulatory authorities to market any of our products. Also, delays or unexpected costs in obtaining approval of our products or complying with governmental regulatory requirements could decrease our ability to sell products, generate revenue and would make funding our operations more difficult.

                Prior to marketing any drug or biological product in the United States, a potential product must undergo rigorous preclinical studies and clinical trials. In addition, the product must receive regulatory approval from the FDA. Satisfaction of the FDA requirements typically takes several years and costs a substantial amount of money. We may not be able to obtain regulatory approval even if we devote substantial resources and time. The regulatory process in the biologics delivery industry is costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for clinical trials or for manufacturing or marketing our potential products. Delays in bringing a potential product to market or unexpected costs in obtaining regulatory approvals could decrease our ability to generate revenue and make it more difficult to obtain additional financing necessary to fund our operations.

In addition, drug-manufacturing facilities in the United States must comply with the FDA’s Good Manufacturing Practices regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA’s general biological product standards and also may be subject to state regulation. While we anticipate that we will be able to manufacture product that meets these requirements, we may be unable to attain or maintain compliance with current or future Good Manufacturing Practices requirements. If we discover previously unknown problems after we receive regulatory approval of a potential product or fail to comply with applicable regulatory requirements, the FDA may permanently suspend or delay clinical trials and place restrictions on our ability to market the product or conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials or the market. This, or an unexpected increase in the cost of compliance, could decrease our ability to generate revenue or become profitable.

                In August 2001, we discovered manufacturing issues at our contract manufacturer that may impact Del-1 and intravenous IL-2 clinical trials. When we discovered the issues, we postponed enrollment in the clinical trials for both products until we could fully assess their impact. Also, we informed the FDA of the issues. On September 19, 2001, FDA placed a clinical hold on our Del-1 clinical trial. We currently are in discussions with the FDA and are determining the impact of the manufacturing issues on the clinical trials. If the FDA does not allow us to use the materials already manufactured for use in the Del-1 and intravenous IL-2 trials, we would be required to manufacture new materials which would delay the clinical trials.

Success in obtaining foreign regulatory approvals to make and sell products in foreign countries is uncertain, and failure to do so could prevent us from successfully implementing our business plan.

                In order to market our products outside the United States, alone and with our corporate partners, we must obtain regulatory approvals and comply with numerous and varying regulatory requirements of other countries regarding safety and quality. The approval procedures vary among countries and can involve additional testing. Approval by the FDA does not ensure approval by the regulatory authorities of any other country, and the time required for obtaining approval in other countries might differ from that required for obtaining FDA approval. The regulatory approval process in other countries involves similar risks to those associated with obtaining FDA approval set forth above. Failure to obtain foreign regulatory approvals for our products could negatively impact our business, financial conditions and results of operations.

Adverse events in the field of gene therapy may negatively impact regulatory approval or public perception of our potential products.

                The death of a patient undergoing a physician-sponsored viral-based gene therapy trial has been widely publicized. Following this death and publicity surrounding the field of gene therapy, the FDA appears to have become more conservative regarding the conduct of gene therapy clinical trials. This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potentially delay the conduct of our gene therapy clinical trials.

                In addition, the negative publicity around the field of gene therapy appears to have affected patients’ willingness to participate in gene therapy clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Negative public reaction to gene therapy in general could result in stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

Our products cannot be successful unless they are accepted by physicians and insurers.

                Concerns have arisen regarding the potential safety and efficacy of gene therapeutics using viral delivery systems. While our gene delivery systems do not contain viruses, these concerns could negatively affect some physicians’ evaluations of our products.

                Even if we, and our corporate partners, succeed in bringing products to market, reimbursement may not be available. Sales volume and price of any of our potential products will depend, in part, on the availability of third-party reimbursement for the cost of such products and related treatments. Reimbursement is generally provided by government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price of medical products and services, and significant uncertainty exists as to the reimbursement status of newly approved health care products. Even if reimbursement is available, payers’ reimbursement policies may adversely affect our corporate partners’ ability to sell such products on a profitable basis. If these corporate partners are unable to profitably sell our products, our royalty revenue will be reduced.

                Our ultimate success is dependent on commercial acceptance of our products. We believe that recommendations by physicians and health care payers will be essential for commercial acceptance of our products. If products developed by us and our corporate partners are not commercially accepted by patients, physicians or third-party payers, sales would be adversely affected.

Risks Related to Our Capital Stock

The stock market is volatile, and our stock price could decline.

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

Conversion of Series A preferred shares and the exercise of the related warrants could affect the market price of our common stock.

                On December 5, 2000, we issued 31,500 shares of our Series A convertible redeemable preferred stock, $1,000 stated value per share, and warrants to purchase an aggregate of 1,266,828 shares of our common stock with an exercise price of $10.25 per share, subject to adjustment. The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly. Each share of Series A preferred stock is convertible into a number of shares of our common stock equal to the stated value of the preferred stock, plus accrued and unpaid dividends, divided by the fixed conversion price of $9.00 per share, subject to adjustment.

                To the extent shares of Series A preferred stock are converted, the warrants are exercised and the dividends on the Series A preferred stock are paid in shares of common stock rather than cash, a significant number of shares of our common stock would be issued and could result in substantial dilution to our stockholders. These shares may be sold into the market, which could cause the price to decline and may result in substantial dilution to our stockholders.

The sale and issuance of the Series A preferred stock will impact earnings available to common stockholders.

                Approximately $7.1 million of the proceeds from our sale of Series A convertible redeemable preferred stock were allocated to the common stock warrants and the conversion feature and are reflected as additional paid-in capital. This $7.1 million will be accreted to the preferred stock amount over the term of the initial 3.5 year redemption period. This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

Delaware law and our charter could hinder or prevent a change of control of our company.

                We are incorporated in the State of Delaware. Provisions of Delaware law prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless a number of conditions are met. Our charter permits our Board of Directors to issue shares of preferred stock without stockholder approval, which may have the effect of limiting the rights of our common stockholders in the future. In addition, our charter also provides for:

•       a classified board of directors;

•       no right of stockholders to act by written consent without a meeting;

•       advance stockholder notice required to nominate directors and raise matters at the annual stockholders meeting;

•       no cumulative voting in the election of directors; and

•       removal of directors only for cause and with a two-thirds vote of our outstanding common stock.

                These provisions are intended to delay, defer or prevent an unfriendly takeover of the Company, and could do so even if such a transaction is favorable to the interests of our stockholders. Likewise, these provisions may make the removal of management more difficult regardless of whether such removal would be beneficial to our stockholders generally and have the effect of limiting stockholder participation in merger or tender offer transactions whether or not such transactions are favored by incumbent management.

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

	2001	2002	2003	Total
Cash equivalents
Fixed rate	$8,016	—	—	$8,016
Average rate	3.59%	—	—	3.59%
Short–term investments
Fixed rate	$4,420	$14,354	—	$18,774
Average rate	6.43%	5.05%	—	5.37%
Long–term investments
Fixed rate	—	—	$856	$856
Average rate	—	—	4.76%	4.76%

Total investment securities	$12,436	$14,354	$856	$27,646
Average rate	4.60%	5.05%	4.76%	4.84%

                In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank and in May 1998 converted the entire balance into a term loan that matures in 2002.  The outstanding balance as of September 30, 2001 was approximately $1.6 million at the bank's prime rate plus 0.5%.  Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%.  The outstanding balance as of September 30, 2001 was approximately $268,000.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company sold no unregistered securities during the period but did issue 102,294 shares of its common stock to holders of Series A convertible redeemable preferred stock as a stock dividend for the period from June 16, 2001 to September 15, 2001.  The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale there under.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K None.

b. Reports on Form 8-K
None.

____________

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

/s/ Benjamin F. McGraw III
Benjamin F. McGraw III
Date: November 14, 2001	Chairman of the Board of Directors, President and Chief Executive Officer (Principle Executive Officer)

/s/ Bennet L. Weintraub
Bennet Weintraub
Date: November 14, 2001	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)