Form 10-Q
period 2001-12-31
VALENTIS INC
filed 2002-02-14
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2001.
or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                              to

Commission File Number 0-22987

VALENTIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3156660 (IRS Employer Identification No.)
863A Mitten Rd., Burlingame, CA (Address of Principal Executive Offices)	94010 (Zip Code)

650-697-1900
(Registrant's Telephone Number Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 36,253,167 as of February 11, 2002.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,520	$13,691
Short-term investments	15,484	22,142
Other receivables	416	569
Prepaid expenses and other current assets	649	493

Total current assets	34,069	36,895
Property and equipment, net	5,056	6,537
Long-term investments	323	1,439
Goodwill and other assets, net	2,512	5,378

Total assets	$41,960	$50,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$160	$398
Accrued compensation	1,229	1,619
Other accrued liabilities	3,820	3,778
Deferred revenue	833	3,333
Current portion of long-term debt	1,170	2,576

Total current liabilities	7,212	11,704
Long-term debt	89	138
Commitments:
Redeemable convertible preferred stock	25,192	23,895
Stockholders' equity:
Common stock	36	30
Additional paid-in capital	184,763	172,962
Deferred compensation, net of amortization	—	(10)
Accumulated other comprehensive income	274	650
Accumulated deficit	(175,606)	(159,120)

Total stockholders' equity	9,467	14,512

Total liabilities and stockholders' equity	$41,960	$50,249

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Collaborative research and development revenue	$1,251	$1,054	$2,912	$1,906
Research and development grant revenue	—	129	17	262

Total revenue	1,251	1,183	2,929	2,168
Operating expenses:
Research and development	6,882	7,723	13,187	14,750
General and administrative	1,958	2,048	4,143	3,834
Amortization of goodwill and other acquired intangibles	1,433	1,433	2,866	2,866

Total operating expenses	10,273	11,204	20,196	21,450

Loss from operations	(9,022)	(10,021)	(17,267)	(19,282)
Interest income	273	547	700	1,084
Interest expense and other	(115)	(170)	81	(474)

Net loss	(8,864)	(9,644)	(16,486)	(18,672)
Deemed dividend	(649)	(181)	(1,298)	(181)
Dividends on convertible preferred stock	(393)	(110)	(787)	(110)

Net loss applicable to common stockholders	$(9,906)	$(9,935)	$(18,571)	$(18,963)

Basic and diluted net loss per common share	$(0.33)	$(0.34)	$(0.62)	$(0.64)

Shares used in computing basic and diluted net loss per common share	30,235	29,452	30,021	29,416

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(16,486)	$(18,672)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,414	1,572
Amortization of goodwill and other acquired intangibles	2,866	2,866
Amortization of deferred compensation	10	203
Stock options granted to non-employees for services rendered	205	527
Changes in operating assets and liabilities:
Other receivables	153	(1,006)
Prepaid expenses and other assets	(156)	36
Deferred revenue	(2,500)	(267)
Accounts payable	(238)	(589)
Accrued liabilities	(348)	(245)
Foreign currency translation adjustment	(305)	—

Net cash used in operating activities	(15,385)	(15,575)

Cash flows from investing activities:
Purchase of property and equipment	(69)	(152)
Proceeds from sale of property and equipment	136	—
Purchase of available-for-sale investments	(5,309)	(13,873)
Maturities of available-for-sale investments	13,012	14,661

Net cash provided by (used in) investing activities	7,770	636

Cash flows from financing activities:
Payments on long-term debt	(1,455)	(1,544)
Proceeds from issuance of convertible and redeemable preferred stock	—	29,557
Proceeds from issuance of common stock, net of repurchases	12,899	483

Net cash provided by financing activities	11,444	28,496

Net increase (decrease) in cash and cash equivalents	3,829	13,557
Cash and cash equivalents, beginning of period	13,691	18,459

Cash and cash equivalents, end of period	$17,520	$32,016

Supplemental disclosure of cash flow information:
Interest paid	$93	$284

Schedule of non-cash transactions:
Preferred stock dividends paid in common stock	$787	$—

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis", the "Company", "we", "us" or "our") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 2001 and 2000. The balance sheet at June 30, 2001 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2002. These interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 2001, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC. All significant intercompany balances and transactions have been eliminated.

2.    New Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Valentis adopted SFAS 141 as of July 1, 2001 and will adopt SFAS 142 as of July 1, 2002. The Company does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company has adopted SFAS 144 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

3.    Revenue Recognition

        Revenue related to collaborative research with the Company's corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of the Company's research efforts or by events external to the Company, such as regulatory approval to market a product.

        Deferred revenue at December 31, 2001 consisting of approximately $833,000 related to an agreement with Roche Holdings Ltd. ("Roche") is being earned through the performance of contract research. In the quarter and six months ended December 31, 2001, approximately $1.3 million and $2.5 million, respectively, were earned under the agreement with Roche.

4.    Net Loss Per Share

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

        Options to purchase 3,866,764 shares of common stock at a weighted average price of $6.80 per share have been excluded from the calculation of diluted net loss per share for the quarter ended December 31, 2001 and options to purchase 3,015,559 shares of common stock at a weighted average price of $7.66 per share have been excluded from the calculation of diluted net loss per share for the quarter ended December 31, 2000 because the effect of inclusion would be antidilutive.

        In connection with the sale of 31,500 shares of Series A convertible redeemable preferred stock in December 2000 (see Footnote 7), at a purchase price of $1,000 per share, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock to purchasers of the Series A convertible preferred stock. We also issued warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A purchasers who acted as placement agents or financial advisors in the private transaction. Additionally, the Series A convertible redeemable preferred stock is convertible into 3,499,996 shares of common stock.

        The options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

        A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net loss applicable to common stockholders	$(9,906)	$(9,935)	$(18,571)	$(18,963)

Basic and Diluted
Weighted average shares of common stock outstanding	30,235	29,456	30,021	29,423
Shares subject to repurchase	—	(4)	—	(7)

Weighted average shares of common stock outstanding used in computing net loss per common share	30,235	29,452	30,021	29,416

Basic and diluted net loss per share applicable to common stockholders	$(0.33)	$(0.34)	$(0.62)	$(0.64)

5.    Comprehensive Income (Loss)

        Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(8,864)	$(9,644)	$(16,486)	$(18,672)
Net unrealized gain (loss) on available-for-sale securities	(60)	39	(71)	96
Foreign currency translation adjustment	80	(82)	(305)	(2)

Comprehensive loss	$(8,844)	$(9,687)	$(16,862)	$(18,578)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2001	June 30, 2001
Unrealized gain (loss) on available-for-sale securities	$36	$107
Foreign currency translation adjustments	238	543

Accumulated other comprehensive income	$274	$650

6.    Public Offering of Common Stock

        On December 27, 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discounts and commissions were $13.0 million. In addition, Valentis estimates expenses of approximately $385,000 for legal, accounting, printing and other related expenditures. We expect to use the net proceeds from the sale of the common stock for general corporate purposes, which include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

7.    Issuance of Preferred Stock—Private Placement of Series A Convertible Redeemable Preferred Stock and Warrants

        On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock (Series A preferred stock), at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock to purchasers of the preferred stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction.

Series A Preferred Stock

        The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the quarter ended and six months ended December 31, 2001 were 119,659 shares and 221,953 shares, respectively. The accrued dividends as of December 31, 2001 were approximately $66,000.

        Each share of Series A preferred stock, together with accrued and unpaid dividends, is convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $9.00, subject to certain antidilution adjustments.

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

Class B Warrants

        We issued common stock purchase warrants, Class B, to the purchasers of the Series A preferred stock, exercisable for an aggregate of 307,316 shares of common stock. The Class B Warrants become exercisable on December 5, 2001 and remain exercisable for three years at an exercise price of $10.25 per share, subject to adjustment.

Summary of Certain Preferred Stock and Warrant Accounting

        The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants issued in the private placement, which are exercisable for an aggregate of 1,266,828 shares of common stock. The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-year redemption period.

        The accretion of Class A and B warrants for the quarter ended and six months ended December 31, 2001 was approximately $432,000 and $864,000, respectively. The accretion of the beneficial conversion feature for the quarter ended and six months ended December 31, 2001 was approximately $78,000 and $156,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Dividends on the preferred stock, calculated at value at the rate of 5% per annum, were approximately $393,000 and $786,000 for the quarter ended and six months ended December 31, 2001, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $139,000 and $278,000 for the quarter ended and six months ended December 31, 2001, respectively, was included in the calculation of net loss applicable to common stockholders.

        Additional details associated with our December 5, 2000 private placement of Series A preferred stock and the Class A and Class B warrants can be obtained from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

8.    Corporate Restructuring

        On January 15, 2002, Valentis announced that it would significantly reduce its cash burn rate from approximately $9 million per quarter to approximately $5 million per quarter by July 2002. To achieve this objective, the Company will eliminate certain positions, certain preclinical product development efforts, as well as our clinical programs in oncology. The reorganization will also include closing Valentis' research facility in The Woodlands, Texas by mid-2002.

        Our remaining preclinical discovery efforts will be focused on the development of our proprietary GeneSwitch® system and OptiPEG™ technologies. These programs together with Del-1 provide the Company with three broad technology platforms from which we can develop novel products.

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Risk Factors" and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

VALENTIS USES THE DISCOVERIES OF GENOMICS RESEARCH TO CREATE NOVEL GENEMEDICINE™ PRODUCTS AND PEGYLATION PRODUCTS	Valentis converts genomic discoveries into medicines. The company has proprietary gene delivery, gene regulation, PEGylation and manufacturing technologies designed to improve the safety, efficacy and dosing characteristics of biopharmaceuticals. The company's lead product candidate is Del-1, an angiogenic gene that is being developed for peripheral arterial disease and ischemic heart disease.

Our commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of Genemedicine™ products and PEGylated products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing.
TECHNOLOGY PLATFORMS
GENEMEDICINE™ PRODUCTS
Every cell in the human body contains genes that provide the instructions or "code" for the production of proteins, which determine the nature and function of cells and tissues and directly and/or indirectly impact all of the body's functions. Valentis is developing a broad array of Genemedicine™ products incorporating several in vivo, non-viral, synthetic gene delivery systems.

Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression; and (ii) lipids, polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

Valentis' Genemedicine™ products, typically administered by conventional pharmaceutical routes after being reconstituted from single-vial, stable, lyophilized products, provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells can be controlled by Valentis' proprietary gene regulation systems.
PEGYLATION TECHNOLOGIES
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
GENESWITCH® SYSTEM
Valentis' inducible gene regulation system, the GeneSwitch® system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. To date, various corporate partners have obtained licenses to the technology for commercial research purposes, utilizing the technology as a platform tool in gene function and drug target discovery. Corporations which have licensed the GeneSwitch® system include American Home Products, GlaxoSmithKline, Lexicon Genetics, Genzyme, and Pfizer.

The EpoSwitch™ Genemedicine™ product currently in preclinical development is designed to produce erythropoetin from skeletal muscle when an oral drug is given. The oral drug turns on the GeneSwitch® gene regulation system and the resulting erythropoetin may increase hematocrit, avoid the need for transfusions or repeat intramuscular or intravenous administration of recombinant human EPO and thus improve symptoms of fatigue and shortness of breath associated with anemia. The EpoSwitch™ product is administered as an intramuscular injection followed by electroporation. The use of electroporation increases the uptake of the gene into the muscle cells and results in a marked increase in protein production.

DEL-1 GENEMEDICINE™ PRODUCT
VALENTIS IS PRIORITIZING ITS EFFORTS ON THE CLINICAL DEVELOPMENT OF ITS DEL-1 GENEMEDICINE™ PRODUCT FOR PERIPHERAL ARTERIAL DISEASE AND ISCHEMIC HEART DISEASE
In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease (PAD) and ischemic heart disease (IHD).

Del-1 is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. It has a distinct mechanism of action from other known angiogenic factors such as members of the Vascular Endothelial Growth Factor (VEGF) and fibroblast growth factor (FGF) families. In June 2000, Valentis announced that its Del-1 Genemedicine™ product elicited development of new blood vessels in studies of rabbits and mice. A single administration of the Del-1 gene in muscle had similar effects on development of new blood vessels in rabbit and mouse models as a VEGF165 gene used as a comparator in both studies. Acute toxicities observed with the VEGF165 gene in dose-response studies were not observed with the Del-1 gene at similar doses, suggesting that the Del-1 gene may have safety advantages over VEGF165.

In June 2001, Valentis initiated a Phase I/II clinical trial for a Del-1 Genemedicine™ product for the treatment of peripheral arterial disease (PAD). The goal of this open-label, multi-center, dose escalation trial is to evaluate safety and to determine the maximum tolerated dose of the Del-1 Genemedicine™ product following intramuscular injection in patients with PAD, where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial is to obtain preliminary efficacy data and evidence of angiogenic activity.

In August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 clinical trial. Since that time, we have manufactured new material at another manufacturing site. On February 12, 2002 the FDA allowed us to proceed with our PAD safety trial using the newly manufactured material.
In December 2001, we filed an IND to develop the Del-1 Genemedicine™ product for an ischemic heart disease indication.

INTELLECTUAL PROPERTY
POLYMASC FILED A LAWSUIT AGAINST ALZA CORP. FOR INFRINGEMENT OF OUR "LIPOSOMES" PATENT
On April 6, 2001, Valentis' wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA's manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled "Liposomes." The patent, issued to us on October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. Doxil® is approved in the U.S. for the treatment of refractory ovarian cancer and AIDS-related Kaposi's sarcoma; Caelyx® is marketed in Europe and Canada for the treatment of advanced ovarian cancer and AIDS-related Kaposi's sarcoma and in Canada for breast cancer. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA's infringement was willful.
CORPORATE RESTRUCTURING

On January 15, 2002, Valentis announced that it would significantly reduce its cash burn rate from approximately $9 million per quarter to approximately $5 million per quarter by July 2002. To achieve this objective, the company will eliminate certain preclinical product development efforts, as well as its clinical programs in oncology. The reorganization will also include closing Valentis' research facility in The Woodlands, Texas by mid-2002.

Our remaining preclinical discovery efforts will be focused on the development of our proprietary GeneSwitch® system and OptiPEG™ technologies. These programs together with Del-1 provide us with three broad technology platforms from which we can develop novel products.

As part of the restructuring, certain jobs will be eliminated. In addition, two senior executives, Dr. Alain Rolland, Sr. Vice President Preclinical Research & Development and head of The Woodlands facility, and Bennet Weintraub, Chief Financial Officer and Vice President Finance, will be leaving the company after their responsibilities under the restructuring have been completed.

RESULTS OF OPERATIONS

Overview

        For the quarter ended December 31, 2001, we incurred significant losses primarily due to the advancement of our research and development programs and to our limited revenue generation. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

        Valentis' revenue was approximately $1.3 million for the quarter ended December 31, 2001 compared to approximately $1.2 million in the corresponding quarter of 2000. Revenues attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Collaborative research and development revenue:
Roche Holdings, Ltd.	$1,250	$554	$2,500	$1,108
Boehringer Ingelheim	—	107	—	267
Other	1	393	412	531

	1,251	1,054	2,912	1,906
Grant revenue	—	129	17	262

Total revenue	$1,251	$1,183	$2,929	$2,168

        Changes in revenue for the quarter and six months ended December 31, 2001, compared to the previous year are explained below:

  •
  Revenue from Roche increased by approximately $696,000 and $1.4 million for the quarter and six months ended December 31, 2001, respectively, compared to the corresponding periods in 2000 due to the recognition of deferred revenue in fiscal year 2002. As the contract with Roche expires in February 2002, the deferred revenue will be fully recognized by that date. Please see additional deferred revenue discussion below.

  •
  There was no revenue from Boehringer Ingelheim this fiscal year due to the completion of the agreement in November 2000. Revenue from Boehringer Ingelheim was recognized under a 15-month collaboration signed in September 1999.

  •
  Other revenue decreased by approximately $392,000 and $119,000 for the quarter and six months ended December 31, 2001, respectively, as no new license revenues were generated from Valentis' GeneSwitch® gene expression system or from PEGylation products in the quarter ended December 31, 2001.

  •
  There was no grant revenue in the quarter ended December 31, 2001 due to the completion of Small Business Innovation Research (SBIR) grants in fiscal year 2001.

        Revenue derived from corporate collaborations may increase in the future if we are successful in establishing new collaborations.

        Included in deferred revenue at December 31, 2001 is approximately $833,000 related to Roche that will be fully recognized by February 2002. This deferred revenue will be earned either upon the achievement of certain milestones or, under certain circumstances, through the performance of additional contract research.

        Valentis has given Roche the final report from the Phase II clinical study of the Intratumoral IL-2 Genemedicine™ product. The final analysis of the complete database from the Phase IIb clinical trial did not confirm the positive results seen in earlier interim analyses. The positive trend in the IL-2 treatment group, compared to the chemotherapy alone control group, was not sustained.

        To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of our corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs. We expect that future revenue will be derived in the short-term from research and development agreements and milestone payments and, in the long-term, from royalties on product sales.

Expenses

        Research and development expenses decreased approximately $841,000 to approximately $6.9 million for the quarter ended December 31, 2001 compared to approximately $7.7 million for the corresponding period in 2000. For the six months ended December 31, 2001, research and development expenses decreased approximately $1.6 million to approximately $13.2 million compared to approximately $14.8 million for the corresponding period in 2000. The decreases were attributable primarily to savings resulting from the closure of our London operations partially offset by increased clinical trial expenses.

        Valentis develops Genemedicine™ products utilizing two key technology platforms: (i) gene delivery and gene regulation products, and (ii) PEGylation products. For the quarter and six months ended December 31, 2001, we estimated the split of research and development expenses between gene delivery and gene regulation products, and PEGylation products was approximately $6.4 million and $12.0 million, and $462,000 and $1.2 million, respectively.

        General and administrative expenses remained constant at approximately $2.0 million for the quarters ended December 31, 2001 and 2000. For the six months ended December 31, 2001, general and administrative expenses increased approximately $309,000 to $4.1 million compared to approximately $3.8 million for the corresponding period in 2000. The increase is due primarily to the addition of general and administrative staff to support our business development efforts.

Interest Income and Expense and Other, Net

        Interest and other income (expense), net decreased approximately $219,000 to approximately $158,000 for the quarter ended December 31, 2001 compared to approximately $377,000 in the corresponding period of 2000. The difference was primarily attributable to lower interest rates and lower cash balances in 2001 as compared to 2000. For the six months ended December 31, 2001 interest and other income (expense), net increased approximately $171,000 to approximately $781,000 compared to approximately $610,000 in the corresponding period of 2000. The difference was primarily attributable to favorable currency translation rates partially offset by lower interest rates and lower cash balances in 2001 as compared to 2000.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

        The deemed dividends related to Series A redeemable convertible preferred stock (see Footnote 7) include the accretion of Class A and B warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. Below are the accretion values for Class A and B warrants and issuance costs.

        The accretion of Class A and B warrants for the quarter and six months ended December 31, 2001, was approximately $432,000 and $863,000, respectively compared to $121,000 for the corresponding periods of the prior year. The accretion of the beneficial conversion feature for the quarter and six months ended December 31, 2001 was approximately $78,000 and $157,000, respectively compared to $22,000 for the corresponding periods of the prior year. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $139,000 and $278,000, respectively, for the quarter and six months ended December 31, 2001, was included in the calculation of net loss applicable to common stockholders. Accretion of issuance costs were approximately $39,000 for the quarter and six months ended December 31, 2000.

Dividends on Series A Redeemable Convertible Preferred Stock

        In September 2001, Valentis made a dividend payment to holders of the Company's Series A convertible redeemable preferred stock. The dividend obligation was met through the issuance of 102,294 shares of common stock.

        In December 2001, Valentis made a dividend payment to holders of the Company's Series A convertible redeemable preferred stock. The dividend obligation was met through the issuance of 119,659 shares of common stock.

        Prior year payments for the corresponding periods were zero as dividend payments commenced in March 2001.

        Dividends on Series A redeemable convertible preferred stock (see Footnote 7) are calculated at the rate of 5% per annum and were approximately $393,000 and $787,000 for the quarter and six months ended December 31, 2001, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Liquidity and Capital Resources

        At December 31, 2001, Valentis had approximately $33.3 million in cash, cash equivalents and investments compared to $37.3 million at June 30, 2001. The decrease of $4.0 million in cash and investments balances relates primarily to funding ongoing operations. Capital expenditures were $69,000 for the six months ended December 31, 2001, compared to $152,000 in the same period in 2000. We expect our capital expenditures in the future to be at higher levels as we increase the capacity of our manufacturing facilities to produce plasmid DNA. It is estimated that we will invest approximately $3.0 million in plant and equipment over the next two fiscal years to upgrade our manufacturing facilities.

        On December 27, 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discounts and commissions were $13.0 million. In addition, Valentis estimates expenses of approximately $385,000 for legal, accounting, printing and other related expenditures. We expect to use the net proceeds from the sale of the common stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

        In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of December 31, 2001, the outstanding balance under this financing agreement was $185,000. We have fully utilized the borrowing capacity under this agreement.

        In May 1996, we entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 48 months at interest rates ranging from 15.2% to 16.2% and are secured by the related equipment. As of December 31, 2001, the outstanding balance under this financing agreement was $53,000. We have fully utilized the borrowing capacity under this agreement.

        In June 1995, we established a line of credit for $8.0 million with a commercial bank. In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At December 31, 2001, the outstanding balance was $1.0 million. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. We have fully utilized the borrowing capacity under this agreement.

        We anticipate that our cash, cash equivalents and investments, and projected interest income, will enable us to maintain our current and planned operations at least through March 2003. However, we may require additional funding prior to such time. Valentis' future capital requirements will depend on many factors, including scientific progress in our research and development programs, the size and complexity of such programs, the scope and results of preclinical studies and clinical trials, the ability of Valentis to establish and maintain corporate collaborations, the time and costs involved in obtaining regulatory approvals, the time and costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing preclinical and clinical materials and other factors not within Valentis' control. We are seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce our funding requirements. Additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

New Accounting Pronouncements

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or "SFAS 141", and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or "SFAS 142". SFAS 141 requires the use of the purchase method for all business combinations initiated after June 30, 2001, and provides new criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. SFAS 142 eliminates the amortization of goodwill and replaces it with an impairment-only model. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the new provisions of SFAS 141; amortization of any remaining book value of goodwill would cease and the new impairment-only approach would apply. The impairment-only approach does not apply to the treatment of other intangible assets. The provisions of SFAS 141 and SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Valentis adopted SFAS 141 as of July 1, 2001 and will adopt SFAS

142 as of July 1, 2002. The Company does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

        In October 2001, the FASB issued Statement of Financial Accounting Standards N0. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company has adopted SFAS 144 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

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

RISK FACTORS

Development and commercial introduction of our gene therapy and other products will require several years of research and development and clinical trials and must satisfy applicable government regulations.

        Substantially all of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. Moreover, some of our potential products, including our PEG products and our Genemedicine™ products for hematology and infectious diseases, are in the early stages of research and development, and we may abandon further development efforts on these potential products before they reach clinical trials. Gene therapeutics and PEGylation technologies are new fields and may not lead to commercially viable pharmaceutical products.

        Prior to commercialization, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the Food and Drug Administration (FDA), in order to demonstrate safety and efficacy in humans. We have less than three years' experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects, and other factors which may delay the advancement of our clinical trials, lead to increased costs and possibly the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. While many of these risks are common to biotechnology companies in general, in light of the issues raised in 2000 when the FDA stopped a gene therapy clinical trial due to the death of a patient, we may face greater risks in this area than other biotechnology companies because of our focus on gene-based therapeutics.

        Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our gene therapy and other products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. We have no experience with the regulatory process, which for our industry tends to be costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our gene therapy and other products, or whether we will be able to obtain those regulatory approvals at all.

We must attract and retain corporate partners to develop and market our gene therapy or other products.

        Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy or other products.

        We are highly dependent upon our corporate collaborations as a source of funding for our research and development and clinical trials. However, we face intense competition from many other companies for corporate collaborations, for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. Should we not receive research funds or not achieve the milestones of our corporate collaborations, or if our corporate collaborations are breached or terminated or we fail to enter into additional corporate collaborations or obtain necessary licenses as necessary and on favorable terms, our business would be harmed.

        We believe that our partners will be motivated to develop, market and distribute potential products based on our technologies, and we have no reason to believe that they are not in fact pursuing those efforts. However, we cannot control whether our existing or future partners will commit sufficient resources to commercialize our products on a timely basis or whether they will pursue the development or marketing of competing products. If our business partners do not successfully market and distribute our products, we will be forced to develop sufficient marketing and distribution capabilities on our own, at significant expense and potentially without the management resources to do so. If we are unable to develop sufficient marketing and distribution capabilities though our partners or on our own, our business will fail.

We must rely on our partners to demonstrate large-scale manufacturing capabilities in order to be successful.

        Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on DSM, another contract manufacturer and/or our corporate partners for commercial-scale manufacturing of our products. DSM, another contract manufacturer and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

Problems in our partners' manufacturing facilities may delay clinical trials or regulatory approval for Del-1 and future products.

        Drug-manufacturing facilities in the United States must comply with the FDA's Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing

Practice requirements. In August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 clinical trial. Since that time, we have manufactured new material at another manufacturing site, and on February 12, 2002 the FDA allowed us to proceed with our PAD safety trial using the newly manufactured material.

        If we were to discover other problems, the FDA could suspend or further delay our clinical trials or place restrictions on our ability to conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials. This, or an unexpected increase in the cost of compliance, could hinder our ability to develop products for commercialization.

If the success of our potential products in animal models is not replicated in our human clinical trials, the development of our gene therapy or other products will be negatively impacted.

        Although our potential products including Del-1 have shown successful results in early stage animal models, these results may not be replicated in our human clinical trials for those products. In addition, human clinical results could be different from our expectations following our preclinical studies with large animals. If results in our human clinical trials for a particular product are not consistent with the results in the animal models, then we may have to return the product to preclinical development or abandon development of the potential product.

The results of our early clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

        While we have obtained positive data in some of our clinical trials, the results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase II clinical trials for efficacy typically enroll less than 100 patients.

        Actual results with more data points may show less favorable results. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience similar results, or if these results do not have a lasting effect, our Genemedicine™ products or other products may not receive approval from the FDA. Moreover, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

Adverse events in the field of gene therapy may negatively impact regulatory approval or public perception of our potential products.

        The death in 2000 of a patient undergoing a physician-sponsored viral-based gene therapy trial has been widely publicized. Following this death and publicity surrounding the field of gene therapy, the FDA appears to have become more conservative regarding the conduct of gene therapy clinical trials.

        This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our gene therapy clinical trials. In addition, the negative publicity around the field of gene therapy appears to have affected patients' willingness to participate in gene therapy clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Negative public reaction to gene therapy in general could result in stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

Intense competition in the biopharmaceuticals market may adversely impact our business.

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene therapeutics or are incorporating PEG technologies into new pharmaceuticals. For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec Inc., Cell Genesys Inc., Avigen Inc. and GenStar Therapeutics Corp. are also engaged in developing gene therapies, and Enzon Inc. and Inhale Therapeutics Systems Inc. are developing PEG technologies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

        We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. For example, Amgen Inc. and Ortho Biotech Inc. currently market erythropoetin for the treatment of anemia, a condition for which we are developing our EpoSwitch™ product. Our competitors may develop safer, more effective or less costly biologic delivery systems, gene therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we do.

        Many of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

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

We face intense competition and other obstacles in recruiting the limited number of qualified personnel for key management, scientific and technical positions.

        Our success depends on our ability to attract and retain management, scientific and technical staff to develop our potential products and formulate our research and development strategy. The San Francisco Bay area, where our corporate headquarters and clinical development center are located, is home to a large number of biotechnology and pharmaceutical companies, and there are only a limited number of qualified individuals to fill key scientific and technical positions. Our recruiting efforts are further hampered by the high cost of living in the Bay Area and the competing opportunities in academia that may attract individuals with advanced scientific degrees.

        Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of up to 45 positions, it may be more difficult to recruit for positions in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed and we could experience difficulties in generating sufficient revenue to maintain our business.

If we are unable to obtain rights to proprietary genes, proteins or other technologies, we will be unable to operate our business.

        Both our Genemedicine™ products and our PEGylated products involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences and/or proteins, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. We may not be able to obtain a license to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market.

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

        We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our existing and potential gene therapy or other products. Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents. Even if we secure a patent, the patent may not afford adequate protection against our competitors. If we fail to obtain and maintain patent protection for our technologies, our competitors may market competing products that threaten our market position. In addition, the failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business.

        On April 10, 2001, we announced that our wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation for patent infringement, based on ALZA's manufacture and sale of its liposomal product, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware, and alleges infringement of PolyMASC's U.S. Patent Number 6,132,763, entitled "Liposomes." A trial is anticipated to begin in December 2002, which if resolved in ALZA's favor, will substantially harm our ability to enforce the patent.

        We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action ALZA is appealing the previous finding of the Opposition Division of the Japanese Patent Office in favor of the Company's patent. If this appeal is successful, we will be unable to enforce the patent in Japan against ALZA or other parties.

        In any event, these and other intellectual property disputes could be costly, could divert management's attention and resources away from our operations, and could subject us to significant liability for damages or invalidation of our patent rights. As the biotechnology industry expands, the risks increase that other companies may challenge our proprietary rights or claim that our processes and potential products infringe on their patents. If we infringe on another company's patented processes or technology, we may have to obtain a license in order to continue manufacturing or marketing the affected product or using the affected process or have to pay damages. We may be unable to obtain a license on acceptable terms or at all.

        We also rely on unpatented trade secret technologies. Because these technologies do not benefit from the protection of patents, we may be unable to meaningfully protect these trade secret technologies from unauthorized use or misappropriation by a third party.

We have a history of losses and may never be profitable.

        We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the six months ended December 31, 2001, we recorded total revenues of $2.9 million and a net loss of $16.5 million. As of December 31, 2001 we had an accumulated deficit totaling $175.6 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

We must be able to continue to secure additional financing in order to fund our operations.

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

        We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of redeemable convertible preferred stock and common stock warrants in December 2000 and $13.0 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $1.3 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever. Our cash and investments at December 31, 2001 were $33.3 million. We anticipate that our cash, cash equivalents and investments, committed funding from existing corporate collaborations and projected interest income, will enable us to maintain our current and planned operations at least through March 2003. As our projected net cash spending rate is expected to be approximately $15 million for the next six months and $5 million per quarter afterwards. However, we may require additional funding prior to such time.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

        Within the last 12 months, our common stock has traded between a high of $8.6875 and a low of $2.00. The market price of the shares of common stock for our company has been and may continue to be highly volatile.

        Public announcements may have a significant impact on the market price of our common stock. These announcements may include:

  •
  results of our clinical trials and preclinical studies, or those of our corporate partners or competitors;

  •
  our operating results including results below the expectations of public market analysts and investors;

  •
  developments in our relationships with corporate partners;

  •
  developments affecting our corporate partners;

  •
  negative regulatory action or regulatory approval with respect to our announcement or our competitors' announcement of new products;

  •
  developments related to our patents or other proprietary rights or those of our competitors;

  •
  changes in the position of securities analysts with respect to our stock; and

  •
  market conditions for biopharmaceutical or biotechnology stock in general.

        The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies, and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

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

        Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A convertible redeemable preferred stock was allocated to the common stock warrants and the conversion feature and are reflected as additional paid-in capital. This $7.1 million will be accreted to the preferred stock amount over the term of the initial 3.5 year redemption period. This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

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

	2002	2003	Total
Cash equivalents
Fixed rate	$15,986	—	$15,986
Average rate	2.23%	—	2.23%
Short-term investments
Fixed rate	$15,484	—	$15,484
Average rate	4.83%	—	4.83%
Long-term investments
Fixed rate	—	$323	$323
Average rate	—	4.76%	4.76%

Total investment securities	$31,470	$323	$31,793

Average rate	3.51%	4.76%	3.52%

        In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank and in May 1998 converted the entire balance into a term loan that matures in 2002. The outstanding balance as of December 31, 2001 was approximately $1.0 million at the bank's prime rate plus 0.5%. Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%. The outstanding balance as of December 31, 2001 was approximately $238,000.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company issued 119,659 shares of its common stock to holders of Series A convertible redeemable preferred stock as a stock dividend for the period from September 16, 2001 to December 15, 2001. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 12, 2000, in connection with the Company's Annual Meeting of Stockholders, the following proposals were voted on as follows:

  PROPOSAL 1: Election of Directors.

  PROPOSAL 2: To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 55 million shares to 75 million shares.

  PROPOSAL 3: Ratification of Ernst & Young LLP as the Company's independent auditors.

        The voting of stockholders with respect to each of the foregoing proposals was as follows:

	Votes For	Votes Against	Votes Abstained
PROPOSAL 1: Election of Directors:
Benjamin F. McGraw	21,260,519	1,098,334	—
Arthur M. Pappas	21,965,389	393,464	—
Proposal 2:	21,652,656	688,215	17,982
Proposal 3:	22,316,485	14,701	27,667

        Directors continuing in office after the annual meeting were Stanley T. Crooke, Patrick G. Enright, Alan C. Mendelson, Raju Kucherlapati, Bert W. O'Malley and Mark McDade.

ITEM 5. OTHER INFORMATION

        On December 26, 2001, Stanley T. Crooke resigned from the Board of Directors to reduce his external commitments.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits

    None.

  b. Reports on Form 8-K

          On December 5, 2001, Valentis filed a current report on Form 8-K regarding the final analysis of its IL-2 Genemedicine™ product in advanced head and neck cancer.

          On December 28, 2001, Valentis filed a current report on Form 8-K regarding the closing of an underwritten public offering of 6,130,007 shares of its common stock for an aggregate offering price of $13.8 million.

          On January 15, 2002, Valentis filed a current report on Form 8-K regarding plans for Corporate restructuring.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.
Date: February 14, 2002	By:	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principle Executive Officer)
Date: February 14, 2002	By:	/s/ BENNET L. WEINTRAUB Bennet L. Weintraub Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

VALENTIS, INC. INDEX
VALENTIS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
VALENTIS, INC.
SIGNATURES