Form 10-Q/A
period 2001-12-31
VALENTIS INC
filed 2002-04-11
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

        This Amendment No. 1 on Form 10-Q/A is being filed by the Registrant as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001, to delete a statement made in the Management's Discussion and Analysis section regarding the timing of the filing on an Investigational New Drug application for the development of the Registrant's Del-1 Genemedicine™ product for an ischemic heart disease indication. Currently, the Registrant does not know when such IND will be filed.

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

VALENTIS, INC.
April 10, 2002	By:	/s/ JOSEPH MARKEY Joseph Markey Director of Finance and Controller (Principle Accounting Officer)

QuickLinks

Explanatory Note
VALENTIS, INC. INDEX
  PART I: FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
VALENTIS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
VALENTIS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
VALENTIS, INC.
  NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RESULTS OF OPERATIONS
  ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
  RISK FACTORS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II: OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES