Form 10-Q
period 2002-03-31
VALENTIS INC
filed 2002-05-10
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-22987

VALENTIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3156660 (IRS Employer Identification No.)
863A Mitten Rd., Burlingame, CA (Address of Principal Executive Offices)	94010 (Zip Code)

650-697-1900
(Registrant's Telephone Number Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 36,569,221 as of May 9, 2002.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	June 30, 2001
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,936	$13,691
Short-term investments	15,287	22,142
Other receivables	489	569
Prepaid expenses and other current assets	470	493

Total current assets	26,182	36,895
Property and equipment, net	4,420	6,537
Long-term investments	—	1,439
Goodwill and other assets, net	1,078	5,378

Total assets	$31,680	$50,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158	$398
Accrued compensation	1,116	1,619
Accrued restructuring charge	1,057	—
Other accrued liabilities	3,393	3,778
Deferred revenue	—	3,333
Current portion of long-term debt	609	2,576

Total current liabilities	6,333	11,704
Long-term debt	63	138
Commitments
Series A redeemable convertible preferred stock	25,267	23,895
Stockholders' equity:
Common stock	36	30
Additional paid-in capital	185,081	172,962
Deferred compensation, net of amortization	—	(10)
Accumulated other comprehensive income	389	650
Accumulated deficit	(185,489)	(159,120)

Total stockholders' equity	17	14,512

Total liabilities and stockholders' equity	$31,680	$50,249

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Collaborative research and development revenue	$833	$940	$3,745	$2,846
Research and development grant revenue	—	61	17	323

Total revenue	833	1,001	3,762	3,169
Operating expenses:
Research and development	5,588	6,854	18,775	21,602
General and administrative	1,946	2,087	6,089	5,921
Restructuring charge	1,725	—	1,725	—
Amortization of goodwill and other acquired intangible assets	1,433	1,433	4,300	4,300

Total operating expenses	10,692	10,374	30,889	31,823

Loss from operations	(9,859)	(9,373)	(27,127)	(28,654)
Interest income	159	677	859	1,761
Interest expense and other	(182)	(417)	(101)	(891)

Net loss	(9,882)	(9,113)	(26,369)	(27,784)
Deemed dividend	(775)	(649)	(2,072)	(830)
Dividends on convertible preferred stock	(384)	(394)	(1,171)	(504)

Net loss applicable to common stockholders	$(11,041)	$(10,156)	$(29,612)	$(29,118)

Basic and diluted net loss per common share	$(0.30)	$(0.34)	$(0.92)	$(0.99)

Shares used in computing basic and diluted net loss per common share	36,370	29,545	32,137	29,459

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(26,369)	$(27,784)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,108	2,313
Amortization of goodwill and other acquired intangible assets	4,300	4,300
Amortization of deferred compensation	10	233
Stock options granted to non-employees for services rendered	303	615
Changes in operating assets and liabilities:
Other receivables	80	353
Prepaid expenses and other assets	23	248
Deferred revenue	(3,333)	(684)
Accounts payable	(240)	(82)
Accrued liabilities	169	(788)
Foreign currency translation adjustment	(146)	279

Net cash used in operating activities	(23,095)	(20,977)

Cash flows from investing activities:
Purchase of property and equipment	(127)	(312)
Proceeds from sale of property and equipment	136	—
Purchase of available-for-sale investments	(12,556)	(27,702)
Maturities of available-for-sale investments	20,735	19,185

Net cash provided by (used in) investing activities	8,188	(8,829)

Cash flows from financing activities:
Payments on long-term debt	(2,042)	(2,290)
Proceeds from issuance of convertible and redeemable preferred stock	—	29,557
Proceeds from issuance of common stock, net of repurchases	13,194	1,138

Net cash provided by financing activities	11,152	28,405

Net decrease in cash and cash equivalents	(3,755)	(1,421)
Cash and cash equivalents, beginning of period	13,691	18,459

Cash and cash equivalents, end of period	$9,936	$17,038

Supplemental disclosure of cash flow information:
Interest paid	$103	$388

Schedule of non-cash transactions:
Preferred stock dividends paid or declared in common stock	$1,171	$437

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. ("Valentis", the "Company", "we", "us" or "our") in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual financial statements as required by generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2002 and 2001. The balance sheet at June 30, 2001 is derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2002. These interim financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 2001, which are contained in Valentis' Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company will adopt SFAS 144 as of July 1, 2002 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

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

        Deferred revenue at June 30, 2001, consisting of $3.3 million related to an agreement with Roche Holdings Ltd., was fully earned through the performance of contract research in the nine months ended March 31, 2002.

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

        Options to purchase 4,296,835 shares of common stock at a weighted average price of $5.99 per share and options to purchase 2,948,040 shares of common stock at a weighted average price of $7.63 per share have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive. Options to purchase 3,996,252 shares of common stock at a weighted average price of $6.63 per share and options to purchase 2,934,750 shares of common stock at a weighted average price of $7.63 per share have been excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive.

        Additionally, 30,800 shares of Series A convertible redeemable preferred stock and common stock warrants exercisable for up to an aggregate of 1,266,828 shares of common stock and 31,500 shares of Series A convertible redeemable preferred stock and common stock warrants exercisable for up to an aggregate of 1,266,828 shares of common stock have been excluded from the calculation of diluted net loss per share for the three and nine months ended March 31, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive.

        The options, redeemable convertible preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

        A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands except per share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Net loss applicable to common stockholders	$(11,041)	$(10,156)	$(29,612)	$(29,118)

Basic and Diluted
Weighted average shares of common stock outstanding	36,370	29,545	32,137	29,463
Shares subject to repurchase	—	—	—	(4)

Weighted average shares of common stock outstanding used in computing net loss per common share	36,370	29,545	32,137	29,459

Basic and diluted net loss per share applicable to common stockholders	$(0.30)	$(0.34)	$(0.92)	$(0.99)

5.    Comprehensive Income (Loss)

        Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net loss	$(9,882)	$(9,113)	$(26,369)	$(27,784)
Net unrealized gain (loss) on available-for-sale securities	(44)	81	(115)	177
Foreign currency translation adjustment	159	281	(146)	279

Comprehensive loss	$(9,767)	$(8,751)	$(26,630)	$(27,328)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	March 31, 2002	June 30, 2001
Unrealized gain (loss) on available-for-sale securities	$(8)	$107
Foreign currency translation adjustments	397	543

Accumulated other comprehensive income	$389	$650

6.    Public Offering of Common Stock

        On December 27, 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discounts, commissions and offering costs were $12.6 million.

7.    Issuance of Preferred Stock—Private Placement of Series A Convertible Redeemable Preferred Stock and Warrants

        On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock to purchasers of the Series A preferred stock, and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A Preferred stockholder converted 700 shares of our Series A Convertible Redeemable Preferred Stock into 77,777 shares of common stock. As of March 31, 2002, 30,800 shares of Series A Convertible Redeemable Preferred Stock were outstanding. The 30,800 shares of Series A Convertible Redeemable Preferred Stock that remains outstanding are convertible into 3,422,219 shares of common stock. All of the common stock purchase warrants remain outstanding.

Series A Preferred Stock

        The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the quarter ended and nine months ended March 31, 2002 were 191,968 shares and 413,921 shares, respectively. The accrued dividends as of March 31, 2002 were approximately $65,000.

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

        The Series A preferred stock shall be redeemed by us on June 4, 2004, subject to a one-year extension at the option of the holder, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends. The holders of the Series A preferred stock may also require that we redeem their shares, at a price equal to $1,000 per share plus accrued and unpaid dividends per share, under certain circumstances, including in the event that our common stock ceases to be listed on the NASDAQ

National Market, there is a fundamental change in control of our company, or we breach any of our covenants to the holders. The redemption rights of the Series A preferred stockholders preclude the Company from classifying the Series A preferred stock within stockholders' equity.

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

Summary of Certain Preferred Stock and Warrant Accounting

        The total cash proceeds of $31.5 million from the private placement transaction were discounted by approximately $6.0 million, representing the value assigned to the Class A and Class B warrants, which are exercisable for an aggregate of 1,266,828 shares of common stock. The $6.0 million value of the warrants is subject to accretion over the 3.5-year term of the securities. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-year term of the securities.

        The accretion of Class A and Class B warrants for the quarter ended and nine months ended March 31, 2002 was approximately $515,000 and approximately $1.4 million, respectively. The accretion of the beneficial conversion feature for the quarter ended and nine months ended March 31, 2002 was approximately $94,000 and $251,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Dividends on the preferred stock, calculated at the rate of 5% per annum, were approximately $384,000 and $1.2 million for the quarter ended and nine months ended March 31, 2002, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year term of the securities. Accretion of approximately $166,000 and $443,000 for the three and nine months ended March 31, 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

        To the extent any shares of Series A Preferred stock are redeemed and converted prior to June 4, 2004, all associated amounts of warrant discount, beneficial conversion feature and issuance costs not yet accreted will be accreted at the time of conversion or redemption. At March 31, 2002, the remaining amounts of warrant discount, beneficial conversion feature and issuance costs not yet accreted totaled $5,532,879.

        In January 2002, a Series A Preferred stockholder converted all of its 700 shares of its Series A redeemable convertible preferred stock, with a stated value of $1,000 per share, into 77,777 shares of the Company's common stock at a conversion price of $9.00 per share, for an aggregate conversion price of $700,000. The Series A Preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 18,211 and 6,830 shares of our common stock, respectively. The remaining unaccreted balance of warrant discount, beneficial conversion feature and issuance costs related to this conversion aggregating approximately $140,000 related to these shares was accelerated and recorded as a deemed dividend for the three and nine months ended March 31, 2002.

        Additional details associated with our December 5, 2000 private placement of Series A preferred stock and the Class A and Class B warrants can be obtained from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

8.    Corporate Restructuring

        During the quarter ended March 31, 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 45 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

        During the quarter ended March 31, 2002, a restructuring charge of approximately $1.7 million was recorded for employee severance. Of the $1.7 million charge, approximately $700,000 has been paid and approximately $1.1 million has been accrued as of March 31, 2002. Also, we estimate that approximately $400,000 will be recorded as a restructuring charge in the quarter ending June 30, 2002 for efforts performed during the quarter.

        In connection with the reduction in workforce, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification could result in the Company recording additional stock based compensation charges in the future.

        As part of its restructuring, the Company will significantly reduce its presence in Texas. The Company leases and currently occupies a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company plans to assign or sublease its Woodlands facility. Based on market analysis, the Company believes that its lease obligations for The Woodlands facility can be assigned or subleased without material financial impact. Therefore, the Company has not recorded, nor does the Company anticipate recording, a charge related to exiting these facilities. Further, the Company anticipates that it will write-off certain equipment, furniture and leasehold improvements located in The Woodlands facility. The net book value of these assets will be recorded as restructuring charges in the period the Company exits the facility and the related assets are no longer in use. The Company anticipates that these charges will not be material.

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

OVERVIEW

VALENTIS USES THE DISCOVERIES OF GENOMICS RESEARCH TO CREATE NOVEL GENEMEDICINE™ PRODUCTS AND PEGYLATION PRODUCTS	Valentis is Converting Genomic Discoveries into Medicines™. The company has three product platforms for the development of novel therapeutics: the GeneMedicine™, GeneSwitch® and OptiPEG™ platforms. The Del-1 GeneMedicine™ therapeutic is the lead product for the GeneMedicine™ platform of non-viral gene delivery technologies. Del-1 is a novel gene that stimulates angiogenesis (new blood vessel formation). The Del-1 GeneMedicine™ product is being developed for the treatment of peripheral arterial disease and ischemic heart disease. The EpoSwitch™ therapeutic for anemia is the lead product for the GeneSwitch® platform. EPO (erythropoietin) is a naturally occurring gene, the protein from which stimulates the formulation of red blood cells. The GeneSwitch® platform allows the regulated expression of certain genes. Periodic stimulation of these genes is achieved by administering an oral drug. The EpoSwitch™ product is being developed to allow control of erythropoetin protein production. The OptiPEG™ platform, consisting of proprietary PEGylation technologies, allows for improved dosing of biopharmaceuticals.

Our commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue preclinical and early clinical development of GeneMedicine™ products, while our partners will be responsible for late stage clinical trials, sales, marketing, and large-scale clinical and commercial manufacturing. OptiPEG™ is being developed through licensing to corporate partners.
TECHNOLOGY PLATFORMS
GENEMEDICINE™ PRODUCTS
Valentis is developing GeneMedicine™ products incorporating several non-viral (synthetic), gene delivery systems. Every cell in the human body contains genes that provide the instructions or "code" for the production of proteins, which determine the nature and function of cells and tissues and directly and/or indirectly impact all of the body's functions.

Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression; and (ii) lipids, polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

Valentis' GeneMedicine™ products, typically administered by conventional pharmaceutical routes after being reconstituted from single-vial, stable, lyophilized (freeze-dried) formulations, provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells can be controlled by Valentis' proprietary gene regulation systems.
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

Valentis' PEGylation technology allows for the gentle coupling of PEG molecules directly to proteins with protoMASC™, antibodies with antiMASC™, viruses with viraMASC™ and liposomes with lipoMASC™ in a manner that may retain high levels of biological activity.
GENESWITCH® SYSTEM
Valentis' inducible gene regulation system, the GeneSwitch® system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. To date, various corporate partners have obtained licenses to the technology for commercial research purposes, utilizing the technology as a platform tool in gene function and drug target discovery. Corporations which have licensed the GeneSwitch® system include Wyeth, GlaxoSmithKline, Lexicon Genetics, Genzyme and Pfizer.

The GeneSwitch® product, currently in preclinical development, is designed to stimulate the production of erythropoietin by skeletal muscle. Once inside the muscle cell, the gene for human EPO is regulated by the administration of an oral drug. The oral drug turns on the GeneSwitch® gene regulation system and the resulting erythropoietin may increase hematocrit, avoid the need for transfusions or repeat intramuscular or intravenous administration of recombinant human EPO protein and thus improve symptoms of fatigue and shortness of breath associated with anemia. The EpoSwitch™ product is administered as an intramuscular injection followed by electroporation. The use of electroporation increases the uptake of the gene into the muscle cells and can result in a marked increase in protein production.
DEL-1 GENEMEDICINE™ PRODUCT
VALENTIS IS PRIORITIZING ITS EFFORTS ON THE CLINICAL DEVELOPMENT OF ITS DEL-1 GENEMEDICINE™ PRODUCT FOR PERIPHERAL ARTERIAL DISEASE AND ISCHEMIC HEART DISEASE
In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels which has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease (PAD) and ischemic heart disease (IHD).

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

In August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 PAD clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 clinical trial. Since that time, we have manufactured new material at another manufacturing site and, on February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using the newly manufactured material.
Currently, eight patients with peripheral arterial disease have been dosed at three centers. We continue to enroll additional patients in this clinical trial.
INTELLECTUAL PROPERTY
POLYMASC FILED A LAWSUIT AGAINST SP LABO N.V. SP EUROPE AND ESSEX PHARMA GMBH, ALL MEMBERS OF THE SCHERING PLOUGH GROUP FOR INFRINGEMENT OF OUR "LIPOSOMES" PATENT
Subsequent to the quarter ended March 31, 2002, on April 24, 2002 Valentis announced that its wholly-owned subsidiary, PolyMASC Pharmaceuticals Plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes," is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

PolyMASC initiated infringement proceedings against ALZA Corporation in the United States in April 2001, for infringement of U.S. Patent Number 6,132,763, based on ALZA Corporation's manufacturing and selling of Doxil® and Caelyx®. Doxil® is currently approved and marketed in the United States for Kaposi's sarcoma and refractory ovarian cancer by Ortho Biotech, a subsidiary in the Johnson & Johnson family of companies. The same product, Caelyx® is approved and marketed in Europe for the same indications by the Schering Plough Group. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA's infringement was willful.
TENDER OFFER
VALENTIS ANNOUNCES A TENDER OFFER
On May 10, 2002, Valentis intends to commence a tender offer to purchase for cash 16,940, or 55%, of the outstanding shares of its Series A Convertible Redeemable Preferred Stock and 55% of the related outstanding Common Stock Purchase Warrants, Class A and Common Stock Purchase Warrants, Class B, which warrants were issued to holders of Series A Preferred Stock in connection with their acquisition of Series A Preferred Stock.

The purpose of the tender offer is to retire 55% of the outstanding shares of our Series A Preferred Stock. The Company's Series A Preferred Stock has certain rights and privileges that preclude the Company from classifying the Series A Preferred Stock within stockholders' equity. In order to finance the tender offer, the Company plans to offer and sell shares of a newly-created series of preferred stock, which will be designated Series B Convertible Preferred Stock, par value, $0.001 per share and will be convertible into shares of the Company's common stock at a fixed conversion price that is based on the current market price of the Company's common stock. Series B Preferred Stock will have terms substantially similar to the existing Series A Preferred Stock, except that the new series of preferred stock will not have the same redemption privileges and will be classified as equity. Accordingly, issuing shares of the Series B preferred stock and retiring outstanding shares of the Series A Preferred Stock will have the effect of increasing the Company's stockholders' equity and net tangible assets. For continued listing of the Company's common stock on the Nasdaq National Market, the Company must maintain certain quantitative criteria, including certain levels of stockholders' equity or certain levels of net tangible assets. As of March 31, 2002, the Company did not meet either of these criteria. If this transaction occurs as contemplated, the Company expects to have, as of the closing date of the tender offer, net tangible assets in excess of the amount needed to meet Nasdaq National Market listing requirements. If the transaction does not occur, the Company will be required to take other actions in order to meet the Nasdaq National Market listing requirements. There can be no assurance that the Company will successfully undertake such actions or that such actions will ensure the continued listing of the Company's Common Stock on the Nasdaq National Market.

18

RESULTS OF OPERATIONS

Overview

        For the quarter ended March 31, 2002, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

        Valentis' revenue for the three and nine months ended March 31, 2002 was approximately $833,000 and $3.8 million, respectively, compared to approximately $1.0 million and $3.2 million, respectively, for the corresponding periods in 2001. Revenues attributable to milestone achievements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Collaborative research and development revenue:
Roche Holdings, Ltd.	$833	$601	$3,333	$1,709
Boehringer Ingelheim	—	—	—	267
Other	—	339	412	870

	833	940	3,745	2,846
Grant revenue	—	61	17	323

Total revenue	$833	$1,001	$3,762	$3,169

        Changes in revenue for the three and nine months ended March 31, 2002, compared to the previous year are explained below:

  •
  Revenue from Roche increased by approximately $232,000 and $1.6 million for the three and nine months ended March 31, 2002, respectively, compared to the corresponding periods in 2001 due to the recognition of deferred revenue in fiscal year 2002. As of February 2002, the deferred revenue has been fully recognized, as performance of the related contract research was completed at that time.

  •
  There was no revenue from Boehringer Ingelheim this fiscal year due to the completion of the agreement in November 2000. Revenue from Boehringer Ingelheim was recognized under a 15-month collaboration signed in September 1999.

  •
  Other revenue decreased by approximately $339,000 and $458,000 for the three and nine months ended March 31, 2002, respectively, as no new license revenues were generated from Valentis' GeneSwitch® gene expression system or from PEGylation products in the quarter ended March 31, 2002.

  •
  There was no grant revenue in the quarter ended March 31, 2002 due to the completion of Small Business Innovation Research (SBIR) grants in fiscal year 2001.

        In January 2002, the Company announced that it was suspending clinical development of its cancer immunotherapy products following release of clinical data from a Phase II clinical trial of an IL-2 GeneMedicine™ product. Consistent with these developments and a decision by partner Roche

Holdings Ltd. not to initiate a Phase III clinical trial, the Company's alliance with Roche has ended in accordance with terms of the agreement.

        Revenue derived from corporate collaborations may increase in the future if we are successful in establishing new collaborations.

        To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of our corporate collaborations, Valentis generally received research and development funding on a quarterly basis in advance of associated research and development costs. We expect that future revenue will be derived in the short-term from research and development agreements, license fees and milestone payments and, in the long-term, from royalties on product sales, if any.

Expenses

        Research and development expenses decreased approximately $1.3 million to approximately $5.6 million for the quarter ended March 31, 2002, compared to approximately $6.9 million for the corresponding period in 2001. For the nine months ended March 31, 2002, research and development expenses decreased approximately $2.8 million to approximately $18.8 million, compared to approximately $21.6 million for the corresponding period in 2001. The decreases were attributable to staff reductions and savings resulting from the closure of our London operations, reduction of preclinical product development efforts and suspension of clinical programs in oncology.

        Valentis develops products utilizing two key technology platforms: (i) gene delivery and gene regulation products, and (ii) PEGylation products. For the three and nine months ended March 31, 2002, we estimated the split of research and development expenses for gene delivery and gene regulation products was $5.0 million and $17.0 million, respectively. For the three and nine months ended March 31, 2002, we estimated the split of research and development expenses for PEGylation products was approximately $600,000 and $1.8 million, respectively.

        General and administrative expenses decreased approximately $141,000 to approximately $1.9 million for the quarter ended March 31, 2002 compared to approximately $2.1 million for the corresponding period in 2001. The decreases were attributable primarily to savings resulting from the closure of our London operations and the reduction of general and administrative staff associated with our reductions in preclinical product development and suspended clinical programs in oncology. For the nine months ended March 31, 2002, general and administrative expenses increased approximately $168,000 to approximately $6.1 million compared to approximately $5.9 million for the corresponding period in 2001. The increases were attributable primarily to the addition of general and administrative staff in the first half of the year to support our business development efforts. These increases were partially offset by savings resulting from the closure of our London operations and the reduction of general and administrative staff associated with our reductions in preclinical product development and our suspended clinical programs in oncology.

Corporate Restructuring

        During the quarter ended March 31, 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 45 positions primarily in preclinical and manufacturing research and development, and associated general and administrative staff were eliminated as a result of the restructuring.

        During the quarter ended March 31, 2002, a restructuring charge of approximately $1.7 million was recorded for employee severance. Of the $1.7 million charge, approximately $700,000 has been paid and approximately $1.1 million has been accrued as of March 31, 2002. Also, we estimate that approximately $400,000 will be recorded as a restructuring charge in the quarter ending June 30, 2002 for efforts performed during the quarter.

        In connection with the reduction in workforce, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification could result in the Company recording additional stock based compensation charges in the future.

        As part of its restructuring, the Company will significantly reduce its presence in Texas. The Company leases and currently occupies a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company plans to assign or sublease its Woodlands facility. Based on market analysis, the Company believes that its lease obligations for The Woodlands facility can be assigned or subleased without material financial impact. Therefore, the Company has not recorded, nor does the Company anticipate recording, a charge related to exiting these facilities. Further, the Company anticipates that it will write-off certain equipment, furniture and leasehold improvements located in The Woodlands facility. The net book value of these assets will be recorded as restructuring charges in the period the Company exits the facility and the related assets are no longer in use. The Company anticipates that these charges will not be material.

Interest Income and Expense and Other, Net

        Interest and other income (expense), net, decreased approximately $283,000 to approximately $(23,000) for the three months ended March 31, 2002 compared to approximately $260,000 in the corresponding period of 2001. The difference was primarily attributable to lower interest rates and lower cash balances in 2002 as compared to 2001. For the nine months ended March 31, 2002, interest and other income (expense), net, decreased approximately $112,000 to approximately $758,000, compared to approximately $870,000 in the corresponding period of 2001. The difference was primarily attributable to lower interest rates and lower cash balances in 2002 as compared to 2001.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

        The deemed dividends related to Series A redeemable convertible preferred stock (see Footnote 7) include the accretion of Class A and Class B warrants, the accretion of the beneficial conversion feature and the accretion of related issuance costs. Below are the accretion values for Class A and B warrants and issuance costs.

        The accretion of Class A and Class B warrants for the three and nine months ended March 31, 2002, was approximately $515,000 and $1.4 million, respectively, compared to $432,000 and $552,000 for the corresponding periods of the prior year. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2002 was approximately $94,000 and $251,000, respectively, compared to $78,000 and $100,000 for the corresponding periods of the prior year. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year term of securities. Accretion of approximately $166,000 and $443,000, respectively, for the three and nine months ended March 31, 2002, was included in the calculation of net loss applicable to common stockholders. Accretion of issuance costs was approximately $139,000 and $178,000, respectively, for the three and nine months ended March 31, 2001.

        In January 2002, a Series A Preferred stockholder converted all of its 700 shares of its Series A redeemable convertible preferred stock, with a stated value of $1,000 per share, into 77,777 shares of the Company's common stock at a conversion price of $9.00 per share, for an aggregate conversion price of $700,000. The Series A Preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 18,211 and 6,830 shares of our common stock, respectively. The remaining unaccreted balance of warrant discount, beneficial conversion feature and issuance costs related to this conversion aggregating approximately $140,000 related to these shares was accelerated and recorded as a deemed dividend for the three and nine months ended March 31, 2002.

Dividends on Series A Redeemable Convertible Preferred Stock

        Dividends on Series A redeemable convertible preferred stock (see Footnote 7) are calculated at the rate of 5% per annum and were approximately $384,000 and $1.2 million for the three and nine months ended March 31, 2002, respectively, compared to approximately $394,000 and $504,000 for the corresponding periods in 2001. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders. The dividend obligations were met through the issuance of 191,968 shares and 413,921 shares of common stock for the three months and nine months ended March 31, 2002, respectively, compared to 65,066 shares of common stock for the three and nine months ended March 31, 2001.

Liquidity and Capital Resources

        At March 31, 2002, Valentis had approximately $25.2 million in cash, cash equivalents and investments compared to $37.3 million at June 30, 2001. The decrease of $12.1 million in cash and investments balances relates primarily to funding ongoing operations. Capital expenditures were $127,000 for the nine months ended March 31, 2002, compared to $312,000 in the same period in 2001. Our capital expenditures may increase in the future to reflect required maintenance and selected upgrades to our manufacturing facilities to produce plasmid DNA. It is estimated that we may invest approximately $2.0 million in plant and equipment over the next two fiscal years to perform the necessary upgrades to our drug manufacturing facilities to support and sustain our operations.

        On December 27, 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discount, commissions and offering costs were $12.6 million. We expect to use the net proceeds from the sale of the common stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

        In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of March 31, 2002, the outstanding balance under this financing agreement was $162,000. We have fully utilized the borrowing capacity under this agreement.

        In May 1996, we entered into an equipment financing agreement for up to $2.7 million with a financing company. We financed $2.7 million in equipment purchases under this agreement structured as loans. The equipment loans were repaid over 48 months at interest rates ranging from 15.2% to 16.2% and were secured by the related equipment. As of March 31, 2002, we have fully repaid the loans and fully utilized the borrowing capacity under this agreement.

        In June 1995, we established a line of credit for $8.0 million with a commercial bank. In May 1998, in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. At March 31, 2002, the outstanding balance was $510,000. The loan is secured by tangible personal property, other than the assets securing the equipment financing, accounts receivable and funds on deposit. We have fully utilized the borrowing capacity under this agreement.

        Following is a schedule of future minimum principal payments under the equipment financing and loan arrangements at March 31, 2002 (in thousands):

Year ended June
2002 (Remaining term)	$534
2003	138

$672

        Valentis leases its facilities under operating leases. These leases expire between September 2004 and October 2007 with renewal options at the end of the initial terms. Minimal annual rental commitments under the operating leases at March 31, 2002 are as follows (in thousands):

Year ended June
2002 (Remaining term)	$404
2003	1,648
2004	1,662
2005	940
2006	249
Thereafter	321

$5,225

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

        We anticipate that our cash, cash equivalents and investments, and projected interest income, will enable us to maintain our current and planned operations at least through March 2003. In order to maintain our current and planned operations beyond March 31, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing. We may not be able to enter into any such corporate transactions, however, or if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all. If we are unable to generate sufficient funds from new corporate transactions or additional financings, we will be required to substantially modify, and believe we can modify, our current and planned operations so that we have sufficient funds through at least June 2003. Actions we may take to conserve our cash resources include delaying, scaling back or eliminating some or all of our research or development programs or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain. Any or all of these actions would materially adversely affect Valentis' business, financial condition and results of operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or "SFAS 144" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company will adopt SFAS 144 as of July 1, 2002 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

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

        All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. Moreover, some of our potential products are in the early stages of research and development, and we may abandon further development efforts on these potential products before they reach clinical trials. Gene therapeutics and PEGylation technologies are new fields and may not lead to commercially viable pharmaceutical products.

        Prior to commercialization, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the Food and Drug Administration, or FDA, in order to demonstrate safety and efficacy in humans. We have limited experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects and other factors which may delay the advancement of our clinical trials, lead to increased costs and possibly the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. While many of these risks are common to biotechnology companies in general, in light of the issues raised in 2000 when the FDA stopped a gene therapy clinical trial due to the death of a patient, we may face greater risks in this area than other biotechnology companies because of our focus on gene-based therapeutics.

        Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our gene therapy and other products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. We and other gene therapy companies have limited experience with the regulatory process, which for our industry tends to be costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our gene therapy and other products, or whether we will be able to obtain those regulatory approvals at all.

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

        We believe that our partners will be motivated to develop, market and distribute potential products based on our technologies, and we have no reason to believe that they are not in fact pursuing those efforts. However, we cannot control whether our existing or future partners will commit sufficient resources to commercialize our products on a timely basis or whether they will pursue the development or marketing of competing products. If our business partners do not successfully market and distribute our products, we will be forced to develop sufficient marketing and distribution capabilities on our own, at significant expense and potentially without the management resources to do so. If we are unable to develop sufficient marketing and distribution capabilities through our partners or on our own, our business will fail.

We must rely on our partners to demonstrate large-scale manufacturing capabilities in order to be successful.

        Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics ("DSM") and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on DSM, another contract manufacturer and/or our corporate partners for commercial-scale manufacturing of our products. DSM, another contract manufacturer and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If DSM or third parties are unable to establish and maintain large-scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

Problems in our partners' manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

        Drug-manufacturing facilities regulated by the FDA must comply with the FDA's Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. In August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 PAD clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 PAD clinical trial. Since that time, we have manufactured new material at another manufacturing site, and on February 12, 2002 the FDA allowed us to proceed with our PAD safety trial using the newly manufactured material.

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

        Although a number of our potential products, including Del-1, have shown successful results in early stage animal models, these results may not be replicated in our human clinical trials for those products. In addition, human clinical results could be different from our expectations following our preclinical studies with large animals. If results in our human clinical trials for a particular product are not consistent with the results in the animal models, then we may have to return the product to preclinical development or abandon development of the potential product.

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

        Actual results with more data points may not confirm favorable results from earlier stage trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Moreover, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

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

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene therapeutics or are incorporating PEG technologies into new pharmaceuticals. For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec, Inc., Cell Genesys, Inc., Avigen, Inc. and GenStar Therapeutics Corp. are also engaged in developing gene therapies, and Enzon Inc. and Inhale Therapeutics Systems, Inc. are developing PEG technologies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

        We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. For example, Amgen, Inc. and Ortho Biotech, Inc. currently market erythropoietin for the treatment of anemia, a condition for which we are developing our EpoSwitch™ product. Our competitors may develop safer, more effective or less costly biologic delivery systems, gene therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we do.

        Many of our competitors have substantially more experience and financial and infrastructure resources than we do in the following areas:

  •
  research;

  •
  development, including clinical trials;

  •
  obtaining Food and Drug Administration and other regulatory approvals; and

  •
  manufacturing, marketing and distribution.

        Gene therapy and PEGylation of biologics are new and rapidly evolving fields and are expected to continue to undergo significant and rapid technological change. Rapid technological development by our competitors could result in our actual and proposed technologies, products or processes losing market share or becoming obsolete.

We face intense competition and other obstacles in recruiting the limited number of qualified personnel for key management, scientific and technical positions.

        Our success depends on our ability to attract and retain management, scientific and technical staff to develop our potential products and formulate our research and development strategy. The San Francisco Bay area, where our corporate headquarters and clinical development center is located, is home to a large number of biotechnology and pharmaceutical companies, and there is a limited number of qualified individuals to fill key scientific and technical positions. Our recruiting efforts are further hampered by the high cost of living in the Bay Area and the competing opportunities in academia that may attract individuals with advanced scientific degrees.

        Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of forty-five positions, it may be more difficult to recruit for positions in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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
  obtain patents and patents licenses;

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

        On April 10, 2001, we announced that our wholly-owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation for patent infringement, based on ALZA's manufacture and sale of its liposomal product, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware, and alleges infringement of PolyMASC's U.S. Patent Number 6,132,763, entitled

"Liposomes." A trial is anticipated to begin in December 2002, which, if resolved in ALZA's favor, will substantially harm our ability to enforce the patent.

        On April 24, 2002 Valentis' wholly-owned subsidiary, PolyMASC Pharmaceuticals Plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned byPolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes," is the European counterpart to U.S. Patent Number 6,132,763.

        We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action, ALZA is appealing the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC's patent. If this appeal is successful, we will be unable to enforce the patent claim at issue in Japan against ALZA or other parties.

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

        We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the nine months ended March 31, 2002, we recorded total revenues of $3.8 million and a net loss of $26.4 million. As of March 31, 2002 we had an accumulated deficit totaling $185.5 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

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

        We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of redeemable convertible preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $1.3 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

        Our cash and investments at March 31, 2002 were $25.2 million. We anticipate that our cash, cash equivalents and investments, and projected interest income, will enable us to maintain our current and planned operations at least through March 2003. In order to maintain our current and planned operations beyond March 31, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all. If we are unable to generate sufficient funds from new corporate transactions or additional financings, we will be required to substantially modify, and believe we can modify, our current and planned operations so that we have sufficient funds through at least June 2003. Actions we may take to conserve our cash resources include delaying, scaling back or eliminating some or all of our research or development programs or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain. Any or all of these actions would materially adversely affect Valentis' business, financial condition and results of operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

        Within the last 12 months, our common stock has traded between a high of $7.08 and a low of $1.32. The market price of the shares of common stock for our company has been and may continue to be highly volatile.

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

  •
  changes in our eligibility for continued listing of our Common Stock on the Nasdaq National Market; and

  •
  market conditions for biopharmaceutical or biotechnology stock in general.

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

        In January 2002, a Series A Preferred stockholder converted 700 shares of Series A Preferred Stock into 77,777 shares of common stock. To the extent other shares of Series A preferred stock are converted, the warrants are exercised and the dividends on the Series A preferred stock are paid in shares of common stock rather than cash, a significant number of shares of our common stock would be issued and could result in substantial dilution to our stockholders. In connection with the proposed tender offer, we may be purchasing shares of Series A Preferred Stock and issuing shares of new preferred stock that will be convertible into Common Stock at a fixed conversion price that is based on the current market price of our Common Stock. Such issuance may result in substantial dilution to stockholders. These shares may be sold into the market, which could cause the price to decline.

The sale and issuance of the Series A preferred stock will impact earnings available to common stockholders.

        Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A convertible redeemable preferred stock was allocated to the common stock warrants and the conversion feature and are reflected as additional paid-in capital. This $7.1 million will be accreted to the preferred stock amount over the term of the initial 3.5-year redemption period. This accretion, along with the preferred stock dividend, will increase the net loss (reduce the net income) available to common stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium-term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis' investment portfolio and long-term debt obligations (in thousands, except percentages).

2002
Cash equivalents
Fixed rate	$9,080
Average rate	2.02%
Short-term investments
Fixed rate	$15,287
Average rate	3.46%
Long-term investments
Fixed rate	—
Average rate	—

Total investment securities	$24,367

Average rate	2.92%

        In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank and, in May 1998, converted the entire balance into a term loan that matures in 2002. The outstanding balance as of March 31, 2002 was approximately $510,000 at the bank's prime rate plus 0.5%. Also, we have entered into equipment financing agreements with financing companies that mature in 2002 and 2003 at fixed interest rates ranging from 10.1% to 16.2%. The outstanding balance as of March 31, 2002 was approximately $162,000.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On April 24, 2002 Valentis' wholly-owned subsidiary, PolyMASC Pharmaceuticals Plc, announced that it has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering Plough Group. The suit alleges infringement of patent EP572,049B1, granted to PolyMASC on March 21, 2002 and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes," is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company issued 191,968 shares of its common stock to holders of Series A convertible redeemable preferred stock as a stock dividend for the period from December 16, 2001 to March 15, 2002. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        On March 7, 2002 Arthur M. Pappas stated his intentions of resigning from Valentis' Board of Directors effective at the conclusion of the Company's June 2002 board meeting to reduce his commitments outside his business.

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

VALENTIS, INC.
Date: May 10, 2002	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2002	/s/ JOSEPH A. MARKEY Joseph A. Markey Director of Finance and Controller (Principal Financial and Accounting Officer)

QuickLinks

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