Form 10-K
period 2002-06-30
VALENTIS INC
filed 2002-09-30
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq National Market on September 27, 2002 was $11,606,336.

        The number of shares of registrant's common stock outstanding, as of September 27, 2002 was 36,839,697.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Section 14A in connection with the 2002 meeting of stockholders are incorporated herein by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, products, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to put undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular "Part I, Item 1. Business—Risk Factors," for a detailed description of these significant risks and uncertainties.

COMPANY OVERVIEW

        Valentis is converting biologic discoveries into innovative products. Valentis has three product platforms for the development of novel therapeutics: the gene medicine, GeneSwitch® and DNA vaccine platforms. The gene medicine platform includes a comprehensive array of proprietary nucleic acid delivery systems, including the broad cationic lipid portfolio, from which appropriate formulations and modalities may be selected and tailored to fit selected genes, indications and target tissues. The Del-1 gene medicine therapeutic is the lead product for the gene medicine platform of non-viral gene delivery technologies. Del-1 is an angiogenesis gene that is being developed for peripheral arterial disease and ischemic heart disease. The EpoSwitch™ therapeutic for anemia is the lead product for the GeneSwitch® platform and is being developed to allow control of erythropoietin protein production from an injected gene by an orally administered drug. Valentis has developed synthetic vaccine delivery systems based on several classes of polymers and has proprietary PINC™ polymer-based delivery technologies for intramuscular administration, which provide for higher and more consistent levels of antigen production.

        The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis currently has centers in two locations: Burlingame, California, which is the Company's headquarters, as well as the center for manufacturing and clinical development, and The Woodlands, Texas, which houses personnel focused on preclinical development. On April 17, 2001, the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its preclinical center in The Woodlands, Texas. The consolidation was substantially completed in September 2001. In January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development and associated general and administrative staff, were eliminated as a result of the restructuring.

Gene Medicine Products

        Valentis' gene medicine products provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity and duration of expression within the target cells are controlled by Valentis' proprietary gene regulation systems.

        • Synthetic Gene Delivery Systems

          Valentis has developed synthetic gene delivery systems based on several classes of delivery-enhancing materials, including polymers and lipids. Our PINC™ (Polymeric, Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. Valentis' cationic lipids provide efficient gene delivery after intravenous or intratumoral administration. Both delivery systems have been demonstrated to enhance the cellular distribution and uptake of plasmid-based gene expression systems in vivo, resulting in therapeutic levels of gene expression.

          Valentis' synthetic gene delivery systems can be used with a wide variety of genes, as evidenced by prior and ongoing preclinical efforts and clinical trials in cardiovascular disease, hematology, oncology and infectious disease. In addition, Valentis has an extended portfolio of proprietary synthetic gene delivery technologies.

        • Gene Regulation Systems

          Valentis' inducible gene regulation system, the GeneSwitch® system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

          The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. Licensees of the GeneSwitch® system include American Home Products, Genzyme Corporation, GlaxoSmithKline, Lexicon Genetics, MediGene AG and Pfizer.

        • Synthetic Vaccine Delivery Systems

          Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary PINC™ polymer-based delivery technologies provide consistent levels of gene expression and enhance transfection efficiency of plasmid DNA delivered intramuscularly or intratumorally. Our formulation technologies have been used in various clinical candidates, and formulations can be optimized for specific DNA vaccine delivery needs.

PEGylation Systems (Polymer-based Biopharmaceutical Delivery)

        Valentis' OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol ("PEG"), a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary PEG ("OptiPEG™") to proteins, peptides, antibodies and antibody fragments, viruses and liposomes to retain high levels of biological activity of the material and potentially protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies provide the potential to deliver products with improved safety, efficacy and dosing regimens. OptiPEG™ is being developed through licensing to corporate partners.

Current Good Manufacturing Practices Manufacturing

        Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and gene medicine biopharmaceuticals. Through a strategy of using a contract manufacturing organization

("CMO") for production of our biopharmaceuticals, we are able to produce material from lab to commercial scale using the same process. Cangene Corporation is our primary CMO. Valentis has also established a manufacturing alliance for our proprietary, biologically optimized PEG (OptiPEG™).

Technology Licenses

        Valentis currently has technology out-licenses with:

  •
  Ark Therapeutics (formerly Eurogene, Ltd.) for cardiovascular diseases using gene therapy and Ark's collar delivery system;

  •
  Cardion AG for the development of gene therapeutics for restenosis;

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines;

  •
  Genencor International for the license of Valentis' proprietary PINC™ gene delivery technology for HBV and HPV vaccines;

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals; and

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch® gene regulation system to the research market.

        Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, GlaxoSmithKline, Lexicon Genetics, MediGene AG and Pfizer Inc. for functional genomics research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis also has a technology in-license with Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products.

VALENTIS' PRODUCTS AND TECHNOLOGIES

        Valentis focuses on the development of gene medicine biopharmaceuticals from preclinical stages through the completion of Phase II clinical studies and PEGylated biopharmaceutical licensing. We seek corporate partnerships with pharmaceutical and biotechnology companies that assume responsibility for late-stage development, marketing and commercialization. Valentis has extensive experience with respect to establishing and managing successful corporate partnerships, including previous partnerships with Roche Holding Ltd., Boehringer Ingelheim and Eli Lilly. The table below summarizes Valentis' current leading product candidates, technology out-licenses, potential therapeutic indications, stage of development and corporate partner or licensee:

GENE MEDICINE PRODUCTS FOR CARDIOVASCULAR DISEASE

Product Candidate	Indication	Partner	Development Stage(1)
Del-1	Peripheral arterial disease	Proprietary	Phase I / II
Del-1	Ischemic heart disease	Proprietary	Preclinical

GENE MEDICINE PRODUCT FOR HEMATOLOGY

Product Candidate	Indication	Partner	Development Stage
EpoSwitch™	Anemia	Proprietary	Preclinical

GENE MEDICINE PRODUCTS FOR ONCOLOGY

Product Candidate	Indication	Partner	Development Stage
PEDF	Anti-angiogenesis	Proprietary	Research
IL-2 + superantigen A	Solid tumors in dogs	Heska	Late development

TECHNOLOGY LICENSES

Product Candidate	Indication	Partner	Development Stage
Prophylactic/therapeutic vaccines	HIV and Hepatitis C	Epimmune	Preclinical
Prophylactic/therapeutic vaccines	HBV and HPV	Genencor	Preclinical
VEGF165	Post-surgical restenosis	Ark Therapeutics	Phase I
GeneSwitch®	Genomics Research	Wyeth-Ayerst Genzyme Corporation GlaxoSmithKline Lexicon Genetics MediGene AG Pfizer	Research
iNOS	Post-surgical restenosis	Cardion AG	Phase I

(1)	"Phase I"	means that the compound is being tested in humans for safety in a limited patient population.
	"Phase II"	means that the compound is being tested in humans for indications of efficacy in a limited patient population.
	"Preclinical"	means that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.
	"Research"	includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in in vitro and in vivo testing.
	"Late development"	means testing for safety, toxicology and efficacy in companion animals.

GENE MEDICINE PRODUCTS

Angiogenic Gene Medicine Products for Cardiovascular Disease

Del-1 Gene Medicine Product

        In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease and coronary artery disease.

        Del-1 is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. It has a distinct mechanism of action from other known angiogenic factors such as members of the VEGF and fibroblast growth factor (FGF) families. In June 2000, Valentis announced that its Del-1 gene medicine product elicited development of new blood vessels in studies of rabbits and mice. A single administration of the Del-1 gene in muscle had similar effects on development of new blood vessels in rabbit and mouse models as a VEGF165 gene used as a comparator in both studies. Acute toxicities observed with the VEGF165 gene in dose-response studies were not observed with the Del-1 gene at similar doses, suggesting that the Del-1 gene may have safety advantages over VEGF165.

        Valentis initiated a Phase I / II clinical trial for a Del-1 gene medicine product for the treatment of peripheral vascular disease in June 2001. The goal of this open-label, multi-center, dose escalation trial is to evaluate safety and to determine the maximum tolerated dose of the Del-1 gene medicine product in patients with peripheral arterial disease (PAD), where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial is to obtain preliminary efficacy data and evidence of angiogenic activity. For PAD, Valentis' Del-1 product is administered by intramuscular injection.

IL-2 Gene Medicine Product

        In June 1999, Valentis initiated a multi-center Phase II clinical trial with its IL-2 gene medicine product for the treatment of squamous cell carcinoma of the head and neck. The goal of this randomized trial was to evaluate the safety and efficacy of the IL-2 gene medicine product combined with chemotherapy and compare it to conventional chemotherapy alone in patients who have failed first line therapy. The clinical trial was conducted at 14 sites in Germany, the Czech Republic and Russia, and enrollment of the trial's 80 patients was completed in January 2001.

        In June and September 2001, we reported results from the Phase II clinical trial that showed a positive trend favoring the patient group receiving the IL-2 gene medicine product and chemotherapy as compared to the group receiving chemotherapy alone.

        In December 2001, the final analysis of the complete database from the Phase II clinical trial did not confirm the positive results seen in earlier interim analyses. The positive trend in the IL-2 treatment group, compared to the chemotherapy alone control group, was not sustained. Valentis provided the final report from the trial to Roche Holdings Ltd., our partner in this collaboration and in this clinical study.

        In January 2002, the Company suspended clinical development of its cancer immunotherapy products following release of clinical data from the Phase II clinical trial of an IL-2 gene medicine product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

Intravenous IL-2 Gene Medicine Product ("IV IL-2 Gene Medicine Product")

        In April 2001, Valentis dosed the first patients in a Phase I clinical trial of our intravenously administered human IL-2 gene medicine product. The goal of the trial was to determine the maximum tolerated dose of the IV IL-2 gene medicine product in patients with cancers in the lung. By expressing the IL-2 gene locally in the lung, the IV IL-2 gene medicine product was designed to deliver the IL-2 protein to lung tumors while minimizing systemic exposure to IL-2 protein and associated adverse events.

        Due to a focusing of the Company's resources on the clinical development of its Del-1 gene medicine product, this trial was closed after the first cohort, and the Investigational New Drug ("IND") was inactivated. Commencing the same or a similar trial in the future would entail submitting an IND protocol amendment with an investigational plan to the FDA.

Other Oncology Therapy—Pigment Epithelium-derived Factor ("PEDF")

        Valentis is conducting research into the use of PEDF (Pigment Epithelium-Derived Factor) to treat cancer via anti-angiogenesis. We are determining whether a PEDF gene therapy that cuts off the blood supply to tumors will shrink or eliminate both primary tumors as well as any sites of metastasis. The PEDF program is currently in the research stage.

        Tumor growth requires angiogenesis. Inhibition of angiogenesis represents a promising strategy for treating cancer. Potential pharmacokinetics and economic disadvantages of chronic delivery of recombinant antiangiogenic proteins make the delivery of antiangiogenic agents by gene therapy an attractive alternative. The goal of this strategy would be to utilize the patient's normal muscle tissue as a "factory" for the production of increased circulating levels of an antiangiogenic agent such as PEDF. Preclinical data demonstrate that mice treated with a single intramuscular (IM) injection of PEDF gene expressed PEDF mRNA for up to 60 days. Moreover, growth of established tumors was inhibited by a single PEDF IM injection.

Hematology Gene Medicine Therapies

EpoSwitch™ Therapy

        Anemia resulting from insufficient or ineffective erythropoietin ("EPO") occurs in patients with end-stage renal disease, cancer or other chronic diseases. The EpoSwitch™ product is designed to produce erythropoietin from skeletal muscle when an oral drug is given. The oral drug turns on the GeneSwitch® gene regulation system and the resulting EPO may increase hematocrit, avoid the need for transfusions or repeat intramuscular or intravenous administration of recombinant human EPO and thus improve symptoms of fatigue and shortness of breath associated with anemia. The EpoSwitch™ product is administered as an intramuscular injection followed by electroporation. The use of electroporation increases the uptake of the gene into the muscle cells and results in a marked increase in protein production.

        Plasmids encoding EPO and the GeneSwitch® proteins have been administered to mice, rats, dogs and pigs. When the oral drug was given, significant increases in EPO and/or hematocrit levels were observed. Expression of erythropoietin has been seen up to 300 days after treatment. These studies demonstrated that the level and duration of erythropoietin expression could be controlled using the EpoSwitch™ product.

SCIENTIFIC AND INDUSTRY BACKGROUND—GENE THERAPY

        Gene therapy is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene therapy to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect or be secreted into the bloodstream to have a systemic effect. Most gene therapies utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, uptake by and expression in, the target cell.

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

Gene Delivery Approaches

        To date, a limiting factor in gene therapy has been the lack of safe, effective gene delivery systems. A number of gene delivery approaches are being developed, each of which has exhibited certain limitations. These approaches may be categorized by their mode of administration as ex vivo (outside the body) or in vivo (inside the body) and by the nature of the gene delivery system (viral or plasmid-based (synthetic)).

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

        In Valentis' cationic lipid gene delivery systems, we combine negatively charged DNA with novel, positively charged and neutral lipids to form tightly bound DNA:lipid complexes. These complexes can be manufactured on a large scale to produce high-purity, stable products. Valentis' other gene delivery systems utilize polymers to form DNA:polymer formulations that facilitate the delivery of DNA to cells.

        Valentis believes its proprietary plasmid-based gene delivery systems have advantages over other gene delivery systems. DNA formulated with our PINC™ (Polymeric, non-condensing) formulations have been shown to produce high protein levels with decreased variability as compared to protein levels obtained after naked DNA administration. In addition, Valentis' gene delivery systems can preferentially accumulate in specific tissues and cell types and can be handled and administered like traditional pharmaceuticals. We have demonstrated that we can produce clinical-grade plasmid DNA and plasmid-based DNA formulations under controlled conditions, and we have developed manufacturing and production methods designed to be scaled to meet commercial requirements.

        We have tested our gene delivery systems in hundreds of animal experiments and in clinical trials. Our delivery systems allow for repeat administration of our gene medicine products for the treatment of chronic diseases, such as cardiovascular disease and cancer. While the results of preclinical animal studies may not predict safety or efficacy in humans, when further clinical trials are conducted, Valentis believes that our experience in research and development will enable us to accelerate the development of gene medicine products and thereby attract corporate partners.

Valentis' In Vivo, Plasmid-Based Gene Delivery Approach

        We believe our proprietary plasmid-based gene delivery systems may have the following benefits:

  •
  Therapeutically Relevant Gene Expression. Valentis has developed plasmid DNA and delivery formulations, which, following administration to animals, produce therapeutically relevant protein levels.

  •
  Tissue-specific Gene Delivery and Expression. We believe that our gene delivery systems can accumulate in specific tissues and cell types. In preclinical studies, we have demonstrated that various formulations are taken up selectively by (i) muscle cells following direct injection; (ii) vascular endothelial cells lining the blood vessels of several tissues, including lung, heart, spleen and lymphatic tissues; following intravenous administration; (iii) solid tumors following direct administration either into the tumor or other local tissues; and (iv) ciliated epithelial cells lining the airways of the lungs following aerosol administration.

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

  •
  Improved Safety Profile. We have tested our gene delivery systems in hundreds of preclinical studies and in clinical trials. Due to their improved safety profile as compared to viral delivery systems, Valentis believes that our gene delivery systems will allow for repeat administration of gene products for the treatment of chronic diseases.

Gene Medicine Products and Technologies

        Valentis is developing gene medicine products and technologies based on two broad classes of delivery-enhancing materials: lipids and polymers. Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration and deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively.

        Valentis also has developed technologies that employ polymers that have been approved for human use. We have shown that these polymers facilitate the delivery of genes into muscle cells or tumor cells after in vivo administration. We are employing our proprietary PINC™ gene delivery system in hematology and cardiovascular gene medicine products. Valentis has demonstrated that the use of PINC™ gene delivery systems in muscle can lead to a significant increase in both the level and the consistency of proteins produced compared to the administration of plasmids formulated in saline, or "naked" DNA.

        To control the level and duration of selected genes in transgenic animals and cell cultures, Valentis researchers have developed the GeneSwitch® gene regulation system. The GeneSwitch® technology may accelerate the throughput of genomics research because it has the unique ability to control gene expression and assist in the identification and characterization of the function of selected genes.

PEGYLATED PRODUCTS AND TECHNOLOGIES

        Valentis' OptiPEG™ PEGylation technology allows for the gentle coupling of polyethylene glycol (PEG) molecules directly to proteins, antibodies, viruses and liposomes in a manner that retains the biological activity of the material. These PEG molecules can protect the biologic from degradation or attack by the immune system. This can yield products with improved safety, efficacy and dosing regimens.

        We have intellectual property rights relating to liposome PEGylation, a technology that PolyMASC, as part of the merger with Valentis in 1999, announced it would license or sell to a single partner. Valentis now believes that we can realize greater value from the technology by pursuing a licensing strategy on a product by product or on a field of use basis.

        We have corporate out-licenses with Transkaryotic Therapies ("TKT") to develop PEGylated versions of proteins and with Onyx Pharmaceuticals ("Onyx") for virus PEGylation. The TKT and Onyx collaborations are licensing agreements. See "Corporate Collaborations" below for additional details.

SCIENTIFIC AND INDUSTRY BACKGROUND—PEGYLATION

        Some proteins have pharmacological profiles that could be improved with PEGylation. In order to achieve the levels required to exert a therapeutic effect at the target site, relatively large doses of protein have to be administered. Rapid clearance by the kidney and liver creates the need for these large doses as well as the need for frequent dosing. Intravenous bolus administration of the protein causes high initial blood levels of the therapeutic, which can create side effects. Subcutaneous administration, where feasible, is a better alternative to intravenous administration. However, subcutaneous administration is associated with large losses of the protein (typically over 60%) at the injection site, resulting in low biologic availability.

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

Potential Advantages of PEGylation Technology

        Valentis' technologies potentially offer several advantages over conventional PEG techniques: (i) attachment of the PEG chain is done under mild conditions thereby retaining high levels of bioactivity of the target molecule; and (ii) this technique utilizes a highly pure PEG, improving its safety profile. Most PEG processes were developed for small molecules rather than for biological agents. Biological therapeutics are far less resilient than chemical compounds and are often destroyed by harsh chemical processing of traditional PEGylation. Our technology confers advantages with respect to preserving biological function of the therapeutic, reducing toxicities, reducing purification requirements and facilitating the manufacturing process. In addition, our technology can be applied more effectively to a broader range of therapeutic targets, thereby enabling novel applications, such as linking different molecules to create novel compounds.

CORPORATE COLLABORATIONS

        Valentis is actively seeking collaborations with pharmaceutical and biotechnology companies. In entering corporate collaborations, Valentis seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene therapeutics and access to our development expertise.

        Valentis had corporate collaborative research and development agreements with the following companies:

Roche Holdings Ltd.

        In January 2002, the Company suspended clinical development of its cancer immunotherapy products following release of clinical data from a Phase IIb clinical trial of an IL-2 gene medicine product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

        In December 2001, the final analysis of the complete database from the Phase IIb clinical trial did not confirm the positive results seen in earlier interim analyses. The positive trend in the IL-2 treatment group, compared to the chemotherapy alone control group, was not sustained.

        Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired rights under a corporate collaboration agreement with Corange (the parent company of Boehringer Mannheim, and now a subsidiary of Roche) originally signed in February 1995, providing funding for research and development of gene medicine products to treat head and neck tumors and melanoma (the "Roche Agreement").

        In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer and required Valentis to conduct a Phase II clinical trial of the IL-2 gene medicine product and a Phase I / II clinical trial for each of the IFN-a and IL-12 gene medicine products. As part of the amendment, Valentis received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to Valentis by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment postponing the $2 million payment due on February 1, 2000 to February 1, 2001. This $2 million fee was paid in fiscal 2001.

        Also, through the merger with GeneMedicine, Valentis acquired a worldwide co-exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., now also a subsidiary of Roche and renamed Roche Biosciences, to its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The license rights under this agreement continue even though the original agreement with Syntex ended.

pAlliance™ with DSM Biologics and Qiagen N.V.

        In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the entire gene therapy industry. In May 1999, Qiagen N.V. joined the manufacturing alliance, referred to as the pAlliance™. The goal of this alliance was to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted plasmid DNA contract manufacturing services and to produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products.

        Under the agreement, Valentis licensed our proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement. On August 19, 2002, Valentis provided notice to DSM of breach for DSM's failure to pay milestone fees to Valentis. DSM has failed to cure such breach within the time period provided for cure, and Valentis intends to terminate the agreement.

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

Ark Therapeutics

        In March 2000, Ark Therapeutics initiated a Phase I clinical trial of a VEGF165 gene therapy incorporating Ark's local collar-reservoir delivery device and one of Valentis' proprietary cationic lipid gene delivery systems. The collar-reservoir device enables the gene to be delivered locally via the adventitial (outside) surface of the blood vessels. This is the first study in humans to investigate the local delivery of a gene, from the outside of the tissue to the specific site where it is needed, using a biodegradable collar- reservoir device and a non-viral, lipid-based delivery system. This method of delivery is aimed at enhancing local gene delivery while limiting systemic protein exposure. Enrollment in this Phase I trial has been completed. Results are expected to be available in the first half of 2003.

Cardion AG

        In November 1999, Valentis and Cardion (formerly Cardiogene Gentherapeutische Systeme AG) entered into an agreement under which Valentis licensed to Cardion certain patent rights related to the use of the iNOS (inducible Nitric Oxide Synthase) gene for the treatment or prevention of restenosis in exchange for up-front, milestone and royalty payments.

Epimmune

        In December 2000, Epimmune licensed Valentis' proprietary PINC™ gene delivery technology for Epimmune's preventive and therapeutic DNA vaccines in development against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV) in exchange for up-front, milestone and royalty payments.

        Epimmune's genetic vaccines contain EpiGenes™, DNA sequences from HIV or HCV, that code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection. Epimmune's preclinical data demonstrates that PINC™ formulations are effective in delivering EpiGene™ vaccines.

Genencor International ("Genencor")

        In June 2002, Valentis' provided Genencor with an option to a license for proprietary PINC™ gene delivery technology for Genencor's preventive and therapeutic DNA vaccines in development against the hepatitis B virus ("HBV") and the human papilloma virus ("HPV") in exchange for up-front, milestone and royalty payments.

        Genencor's genetic vaccines contain DNA sequences from HBV or HPV, which code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection.

Genetronics Biomedical Corp.

        In November 2001, Valentis and Genetronics Biomedical Corp. announced that Valentis had obtained a non-exclusive license to in vivo electroporation technology from Genetronics for use in the development of certain gene medicine products. Electroporation enhances the ability of cells to take up large molecules such as DNA. When combined with Valentis' GeneSwitch® gene regulation system, electroporation allows researchers to control the level and duration of gene expression for up to several months. Valentis is currently developing the GeneSwitch® system with electroporation as a component of a regulated EpoSwitch™ product for the stimulation of red blood cell production.

Genzyme Corporation

        In January 2002, Valentis announced that it had entered a non-exclusive cross-license agreement with Genzyme Corporation in which Genzyme receives rights to Valentis' GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis' GeneSwitch® system allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Genzyme plans to use the GeneSwitch® technology for its internal product research.

        Genzyme's manufacturing technology allows Valentis to improve the yield of scaled-up production of plasmid DNA. The technology is useful for Valentis' internal manufacturing requirements and potentially for commercial manufacturing.

Heska Corporation

        Under a November 1998 agreement, Valentis and Heska Corporation are cooperating in the development of immunotherapies for the treatment of cancer and allergies in companion animals. Valentis granted Heska an option to license certain proprietary delivery and manufacturing technology, and Heska is evaluating Valentis' technology in delivering immunomodulatory genes in companion animals. In October 2000, Heska exercised its option and licensed gene delivery and DNA manufacturing technology from Valentis. The technology is used by Heska to develop a novel gene therapy for the treatment of canine cancer.

Invitrogen Corporation

        In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis' proprietary GeneSwitch® gene regulation system to the life sciences research market. The GeneSwitch® gene regulation system is a technology that enables precise control of gene expression using an inducer taken orally. The introduction of the GeneSwitch® marks the initial transfer of certain of Valentis' in vivo gene therapy technologies for use as research tools. Valentis recorded royalties from the license agreement with Invitrogen amounting to approximately $2,000 and $3,000 for the periods ended June 30, 2002 and 2001, respectively.

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

Valentis' GeneSwitch® Gene Regulation System

        During fiscal 2001, Valentis negotiated two licenses of the GeneSwitch® technology to pharmaceutical companies for their internal functional genomics research efforts. A license with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, was signed in February 2001, and a license with GlaxoSmithKline was signed in April 2001. In July 2001, two additional GeneSwitch® technology licenses were concluded with Lexicon Genetics and Pfizer. In May 2002, Valentis entered into a GeneSwitch® technology license with MediGene AG. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

ACADEMIC LICENSES

        Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies, and we intend to enter into additional licensing arrangements to expand our core technologies.

Baylor College of Medicine

        Valentis has three license agreements with Baylor College of Medicine pursuant to which Valentis has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation, including the GeneSwitch® gene regulation system ("Baylor Licenses"). We are required to pay Baylor a royalty based on amounts received by Valentis for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

Northwestern University

        Valentis has a license agreement with Northwestern University pursuant to which Valentis has exclusive rights to patents and patent applications owned by Northwestern University, related to the use of the PEDF gene to inhibit angiogenesis, in the field of non-viral gene delivery excluding ocular indications (the "Northwestern License"). Under the terms of the Northwestern License, Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Northwestern License, we have certain diligent development obligations. Northwestern has the ability to terminate the license or convert it to a nonexclusive license if we fail to develop licensed products. In addition, Northwestern has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

University of Pittsburgh

        Valentis has a license agreement with the University of Pittsburgh pursuant to which Valentis has exclusive rights to patents and patent applications owned by the University related to the use of superoxide dismutase genes for the protection from damage caused by radiation or chemotherapy associated with cancer (the "Pittsburgh License"). Under the terms of the Pittsburgh License, Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Pittsburgh License, we have certain diligent development obligations. The University has the ability to terminate the license if we fail to meet the diligence milestones. In addition, the University has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

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

ACADEMIC COLLABORATIONS

University of Kuopio

        Valentis has worked with Dr. Seppo Ylä-Herttuala of the A.I. Virtanen Institute of the University of Kuopio, Finland. Dr. Ylä-Herttuala has conducted two physician-sponsored Phase II trials (i) for treating restenosis related to peripheral vascular disease and (ii) for treating restenosis related to coronary artery disease. Valentis provided its proprietary cationic lipid gene delivery system (DOTMA) for study with the Institute's plasmids encoding a vascular endothelial growth factor (VEGF).

        In November 2001, results of a 54 patient, randomized, double-blind, placebo-controlled Phase II clinical trial showed that the VEGF165 gene incorporated into Valentis' proprietary lipid delivery systems can induce angiogenesis (the formation of new blood vessels) in the legs of patients with peripheral arterial disease. The trial also demonstrated that the VEGF165 gene delivered with Valentis' lipid delivery system was as effective as the VEGF165 gene delivered by an adenoviral vector. Additionally, the safety issues associated with adenoviral vectors were not seen in patients receiving the gene delivered with Valentis' lipid delivery system. The results of this trial, conducted in Finland by Professor Seppo Ylä-Herttuala and colleagues, were presented this morning at the annual meeting of the American Heart Association. All of the patients enrolled in this trial had peripheral arterial occlusive disease and were treated with percutaneous transluminal angioplasty. Following the angioplasty procedure, the patients were given a single administration of the VEGF165 gene delivered with either Valentis' lipid delivery system, an adenoviral vector or a placebo.

PATENTS AND PROPRIETARY TECHNOLOGIES

        Patents and other proprietary rights are important to Valentis' business. Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of our business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed or participated as a licensee in the filing of numerous patent applications in the United States relating to our technology, as well as foreign counterparts of certain of these applications in many countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis' competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

        Valentis has numerous patents and patent applications worldwide covering its gene expression and delivery technology, and PEGylation technology, as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technology. In addition to patents and patent applications filed and owned by Valentis, we have exclusive rights under our licenses with Baylor College of Medicine, Northwestern University, Roche Biosciences, The Regents of the University of California, University of Pittsburgh and Vanderbilt University to patents and patent applications worldwide.

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

        Valentis has licensed from Baylor patent rights covering our GeneSwitch® gene regulation technology, patent rights on the use of certain muscle-specific gene expression, and patent rights covering gene delivery to the joint. We have licensed from Northwestern University patent rights to the use of PEDF for angiogenesis inhibition in cancer by non-viral gene delivery. We have licensed from the University of Pittsburgh patent rights to the use of MnSOD for damage caused by radiation or chemotherapy.

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

        The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Further, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received, patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of Valentis. Valentis is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene therapeutics, and there can be no assurance that any patent applications or patents will not have a material adverse effect on products Valentis or its corporate partners are developing or may seek to develop in the future. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against Valentis with respect to its products or technology or other matters.

        Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to Valentis, to protect trade secrets or know-how owned or licensed by Valentis, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that Valentis is infringing such third party's patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that Valentis would prevail in any such litigation or that Valentis would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against Valentis, with or without merit, as well as claims initiated by Valentis against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by Valentis, we may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to Valentis even if the outcome is favorable to us.

        Valentis also relies on proprietary information and trade secrets to develop and maintain its competitive position. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to Valentis' trade secrets or disclose such technology to the public or that we can maintain and protect unpatented proprietary technology. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with Valentis. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Valentis technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that Valentis' trade secrets will not otherwise become known or be discovered independently by its competitors. For a description of our current patent litigation, see "Item 3. Legal Proceedings," below.

MANUFACTURING AND COMMERCIALIZATION

        Valentis' commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue development up to Phase II clinical trials of gene therapeutics, while our partners will be responsible for late stage clinical trials, sales, marketing and large-scale clinical and commercial manufacturing.

        Valentis intends that its large scale manufacturing of plasmid DNA will be conducted either through contract manufacturing organizations ("CMO") or at our corporate partners' site after technology transfer. Through previous work at a CMO (DSM), we have demonstrated that we can manufacture plasmid DNA at scales required for clinical trials using conventional and proprietary fermentation and purification processes. The facilitating agents of Valentis' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, we have obtained access to manufacturing of facilitating agents through arrangements with contract manufacturers. Preparation of the final formulations has been carried out at our pilot manufacturing facility and at contract manufacturers.

        Valentis' intends that manufacturing of PEGylation products will be conducted with contract manufacturing organizations or at potential corporate partner facilities.

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

GOVERNMENT REGULATION

        The production and marketing of Valentis' products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration ("FDA"). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled the FDA's regulation of most gene therapeutics to date. Gene therapy, however, is a relatively new technology, and it is uncertain whether any unique regulatory requirements may be imposed upon gene therapeutics. We are not aware of any gene therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

        The necessary steps before a new biological product may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an IND for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving gene therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a Biologics License Application ("BLA"); and (vi) FDA approval of the BLA prior to any commercial sale or shipment of the biologic.

        Facilities used for the manufacture of biologics are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA's Good Manufacturing Practice

("GMP") regulations. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against Valentis or its corporate partners.

        Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into human subjects or patients, the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis' or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

        The results of product development, preclinical animal studies and human studies are submitted to the FDA as part of the BLA. The BLA must also contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the BLA will be approved. Similar regulatory approval requirements exist for the marketing of these products outside the United States (e.g., Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

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

        Valentis' research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, Valentis could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of the operations, business or assets of Valentis will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

        Gene delivery, gene therapies and PEGylation are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in our products or technologies becoming obsolete before we recover a significant portion of our related research, development and capital expenditures. We are aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene therapy and PEGylation or have commenced clinical trials of gene therapeutics and PEGylation. Many of these companies are addressing diseases that have been targeted by Valentis or our corporate partners. Valentis also may experience competition from companies that have acquired or may acquire gene technology or PEGylation technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery, gene therapeutics or PEGylation that may materially and adversely affect us. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology, including intellectual property related to gene delivery systems or PEGylation. Corporate partners may also elect to internally develop gene therapeutics that compete with our products. Lastly, many other companies are developing non-gene therapies or non-PEGylation technologies to treat these same diseases.

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

EMPLOYEES

        As of September 15, 2002, Valentis employed 58 individuals full-time, including 17 who hold doctoral degrees. Of our total work force, 41 employees are engaged in or directly support research and development activities, and 17 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

RISK FACTORS

We have received a "going concern" opinion from our independent auditors and this may negatively impact our business and stock price.

        We have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that includes an explanatory paragraph which states that the financial statements have been prepared assuming Valentis will continue as a going concern. The audit report issued by our independent auditors may adversely impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $33.1 million for the year ended June 30, 2002, and our accumulated deficit was $192.2 million at June 30, 2002; (ii) our cash and investment balance at June 30, 2002 was $19.1 million, and we had a net capital deficiency of $7.7 million at June 30, 2002; and (iii) we have been notified that we have not complied with certain listing requirements of the Nasdaq National Market, and holders of our Series A redeemable convertible preferred stock may require us to redeem their shares for cash if our common stock ceases to be listed on the Nasdaq National Market. Such redemption could aggregate up to $30.8 million. Assuming that the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy these redemption obligations.

        We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives which may include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

The Company's common stock may be delisted from the Nasdaq National Market which could adversely affect the market price and market liquidity of the Company's common stock and would trigger the redemption right of the holders of our Series A preferred stock, which we would be unable to satisfy.

        Our common stock is traded on the Nasdaq National Market. On August 22, 2002, we received a Nasdaq Staff Determination letter indicating that our common stock would be delisted from The Nasdaq National Market because our common stock market value of listed securities had been below the minimum $50 million required for continued inclusion set forth in Nasdaq Marketplace Rule 4450(b)(1)(A) and such noncompliance had extended beyond the 30-day grace period provided by Nasdaq Marketplace Rules. The Company also fails to comply with other requirements for continued listing, including $10 million minimum stockholders' equity and a $1 minimum price per share. On August 27, 2002, pursuant to Nasdaq Marketplace Rule 4820, we appealed the Staff Determination and requested an oral hearing in person before a Listing Qualifications Panel to review the Staff Determination. On August 30, 2002, we received a letter from Nasdaq granting our request and setting a hearing date of October 4, 2002. As a consequence, the delisting action referenced in the August 22, 2002 letter has been stayed pending a decision by the Listing Qualifications Panel. On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined plans that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities. However, there can be no assurance that we will successfully execute any of those plans or that Nasdaq will grant us additional time after the October 4, 2002 hearing date to achieve compliance.

        If delisting occurs, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from the Nasdaq National Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

        Additionally, under the terms of our Series A preferred stock, upon the delisting of our common stock from the Nasdaq National Market, the holders of the Series A preferred stock would have the right to require us to redeem some or all of Series A preferred shares at a price of $1,000 per share, for an aggregate of up to $30.8 million plus accrued dividends, if any. The Series A preferred stock is otherwise mandatorily redeemable beginning on June 4, 2004. As of September 30, 2002, there were 30,800 shares of Series A preferred stock outstanding. The full redemption of these shares would aggregate up to $30.8 million. We are pursuing a number of options with respect to the redemption rights of the Series A holders including among other actions requesting waivers of such rights from the holders of the Series A preferred stock and seeking to amend the terms of the Series A preferred stock to eliminate all terms providing for cash redemption. However, there can be no assurance that any of these efforts will be successful. If they are not successful and the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient capital resources to satisfy our redemption obligation. We are pursuing strategic alternatives which include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

The reverse stock split approved by the Board of Directors may not increase our share price, may not prevent the delisting of our stock from the Nasdaq National Market and could result in an overall decline in our market capitalization

        Our Board of Directors has authorized us to seek stockholder approval for a reverse stock split whereby each outstanding 10, 11, 12, 13, 14, 15, 16, 17, 18, 19 or 20 whole shares of our common stock would be reclassified and converted into one share of the Company's common stock, with the final exchange ratio to be determined by the Board. We have not yet sought the approval of this action by our stockholders, and may do so only by means of a proxy statement for a special meeting of stockholders. However, if we do seek stockholder approval for the reverse stock split, we can provide no assurance that our stockholders will approve such action.

        Even if the stockholders approve the reverse stock split, we cannot predict whether the proposed reverse stock split will increase the market price for Valentis' common stock. Even if the market price of our common stock increases, there can be no assurance that:

  •
  the market price per new share of Valentis common stock after the reverse stock split will rise in proportion to the reduction in the number of old shares of Valentis common stock outstanding before the reverse stock split;

  •
  the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

  •
  the reverse stock split will result in a per share price that will increase Valentis' ability to attract and retain employees and other service providers; and

  •
  the market price per new share of our common stock will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq.

        The market price of Valentis' common stock is also based on other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of Valentis' common stock declines, the percentage decline as an absolute number and as a percentage of Valentis' overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, liquidity of Valentis' common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

        As of June 30, 2002, we had a net stockholder's deficit of approximately $7.7 million. Nasdaq National Market listing rules requires us to have a minimum stockholders' equity of $10 million. Because our stockholders' equity also fails to satisfy the requirements of continued listing on The Nasdaq National Market, our common stock may be delisted even if a reverse stock split is approved.

We must be able to continue to secure additional financing in order to continue our operations.

        We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives which may include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

        We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of redeemable convertible preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $1.4 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

        Our cash and investments at June 30, 2002 were $19.1 million. Based on the Company's current operating plan, we anticipate that our cash, cash equivalents and investments and projected interest income, will enable us to maintain our current and planned operations at least through March 30, 2003, in the absence of additional financial resources and assuming we are not required to redeem the Series A preferred stock prior to its mandatory redemption date. In order to maintain our current and planned operations beyond March 30, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

        Actions we may take to conserve our cash resources include a reduction in our personnel, delaying, scaling back or eliminating some or all of our research or development programs or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions would materially adversely affect Valentis' business, financial condition and results of operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

        In addition, the development and marketing of our potential products will require substantial additional financial resources. Because we cannot expect internally generated cash flow to fund the development and marketing of our products, we must look to outside sources for funding. These sources could involve one or more of the following types of transactions, which we continue to actively seek:

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

The future success of our business depends on our ability to attract and retain corporate partners to develop and market our gene therapy or other products.

        Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy or other products. This strategy makes us highly dependent upon corporate collaborations as a source of funding for our research and development and clinical trials. We currently have no corporate partners for our GeneSwitch® or Del-1 products, and are seeking partners to develop and market them. We face intense competition from many other companies for corporate collaborations, as well as for for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop and market our products, or if our corporate partnerships are not successful, our business will fail.

We have a history of losses and may never be profitable.

        We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the year ended June 30, 2002, we recorded total revenues of approximately $3.8 million and a net loss of approximately $33.1 million. As of June 30, 2002 we had an accumulated deficit totaling approximately $192.2 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

        Within the last 12 months, our common stock has traded between a high of $4.50 and a low of $0.27. The market price of the shares of common stock for our company has been and may continue to be highly volatile.

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

  •
  acquisition or merger of the Company by or with another company;

  •
  bankruptcy filing or other restructuring actions;

  •
  changes in our eligibility for continued listing of our common stock on the Nasdaq National Market; and

  •
  market conditions for biopharmaceutical or biotechnology stock in general.

        The stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of our common stock. In addition, sales of substantial amounts of our common stock in the public market could lower the market price of our common stock.

Conversion of Series A preferred stock and the exercise of the related warrants could affect the market price of our common stock.

        On December 5, 2000, we issued 31,500 shares of our Series A convertible redeemable preferred stock, $1,000 stated value per share, and common stock warrants to purchase an aggregate of 1,266,828 shares of our common stock with a current exercise price of $10.25 per share, subject to adjustment. The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly. Each share of Series A preferred stock, plus accrued and unpaid dividends, is convertible into shares of the Company's common stock at a fixed conversion price of $9.00 per share, subject to adjustment. In January 2002, one Series A Preferred stockholder converted all of its 700 shares of its Series A preferred stock into 77,777 shares of the Company's common stock, but retained its Class A and Class B common stock purchase warrants exercisable for 21,322 and 6,830 shares of our common stock, respectively. For additional information regarding the Series A preferred stock and the common stock warrants, see Note 12 Redeemable Convertible Preferred Stock and Stockholders' Equity" in our Notes to Consolidated Financial Statements.

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

The sale and issuance of the Series A preferred stock would impact earnings available to common stockholders.

        Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A convertible redeemable preferred stock was allocated to the common stock warrants and the beneficial conversion feature and are reflected as additional paid-in capital. This $7.1 million will be accreted to the preferred stock amount over the term of the initial 3.5-year redemption period. This accretion, along with the preferred stock dividend, increases the net loss (reduces the net income) available to common stockholders.

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

        Prior to commercialization, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the Food and Drug Administration, or FDA, in order to demonstrate safety and efficacy in humans. We have limited experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects and other factors which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. While many of these risks are common to biotechnology companies in general, in light of the issues raised in 2000 when the FDA stopped a gene therapy clinical trial due to the death of a patient, we may face greater risks in this area than other biotechnology companies because of our focus on gene-based therapeutics.

        Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our gene therapy and other products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. We and other gene therapy companies have limited experience with the regulatory process, which for our industry tends to be costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our gene therapy and other products or whether we will be able to obtain those regulatory approvals at all.

We must rely on our partners to demonstrate large-scale manufacturing capabilities in order to be successful.

        Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics ("DSM") and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. Either our current contract manufacturing organization ("CMO"), Cangene Corporation ("Cangene"), another CMO or a future corporate partner will have full responsibility for manufacturing material for commercial sale. We will depend on Cangene and/or our corporate partners for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient product to sustain our business.

Problems in our partners' manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

        Drug-manufacturing facilities regulated by the FDA must comply with the FDA's Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. As we have experienced, the failure of our contract manufacturer to comply with Good Manufacturing Practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 PAD clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have continued to manufacture new material at another manufacturing site.

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

        Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of forty-seven positions, it may be more difficult to recruit positions in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

If we are unable to obtain rights to proprietary genes, proteins or other technologies, we will be unable to operate our business.

        Both our gene medicine products and our PEGylated products involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences and/or proteins, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. We may not be able to obtain a license to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market.

An inability to protect our patents and proprietary rights may adversely impact our business.

        We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively. Our success will depend to a significant degree on our ability to:

  •
  obtain patents and patent licenses;

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

        On April 10, 2001, we announced that our wholly owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson and Johnson Inc.) for patent infringement, based on ALZA's manufacture and sale of its liposomal product, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware, and alleges infringement of PolyMASC's U.S. Patent Number 6,132,763, entitled "Liposomes." A trial is anticipated to begin in December 2002, which, if resolved in ALZA's favor, will substantially harm our ability to enforce the patent.

        On April 24, 2002, Valentis' wholly owned subsidiary, PolyMASC Pharmaceuticals Plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes", is the European counterpart to U.S. Patent Number 6,132,763.

        We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action, ALZA is appealing the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC's patent. This matter is still outstanding and if this appeal is successful, we will be unable to enforce the patent claim at issue in Japan against ALZA or other parties.

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

ITEM 2. PROPERTIES

        Valentis leases approximately 52,800 square feet in Burlingame, California ("The Burlingame Facility") and a 38,000 square-foot building in The Woodlands, Texas ("The Woodlands Facility"), both of which were occupied as of June 30, 2002. The facilities have been built to Valentis' specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials.

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

        In January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated. As a result of the restructuring, the Company has significantly reduced its presence in The Woodlands. We are currently evaluating our plans with regards to The Woodlands Facility. Based on market analysis, the Company believes that its lease obligations for The Woodlands Facility can be assigned or subleased without material financial impact.

        PolyMASC, the Company's wholly owned subsidiary, leased three properties totaling approximately 5,020 square feet in London, England. The initial terms of the leases for these facilities, which began between 1995 and 1998, were from three to five years. In April 2001, Valentis announced that it would close its London facilities and consolidate all of its PEGylation research activities into The Woodlands Facility. The closure and consolidation were substantially completed in September 2001. The Company exited the facilities and withdrew from the remaining term of the lease in September 2001 without penalty or ongoing obligation.

        Valentis believes that its facilities are adequate to meet its needs for the foreseeable future. Should we need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        On April 6, 2001, Valentis' wholly owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA's manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled "Liposomes." The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA's infringement was willful. The trial date is set for December 2002.

        On April 24, 2002, Valentis announced that its wholly owned subsidiary, PolyMASC Pharmaceuticals Plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes", is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq National Market under the symbol "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

	High	Low
2000
First Quarter	$20.13	$8.56
Second Quarter	12.31	6.25
Third Quarter	11.50	7.00
Fourth Quarter	10.94	5.00
2001
First Quarter	8.69	4.44
Second Quarter	7.08	3.63
Third Quarter	6.19	2.70
Fourth Quarter	4.50	2.25
2002
First Quarter	3.75	1.32
Second Quarter	3.33	1.26
Third Quarter (through September 27, 2002)	1.57	0.27

        On September 27, 2002 the last sale price reported on the Nasdaq National Market for Valentis' common stock was $0.32 per share. At that date, there were approximately 531 stockholders of record of our common stock.

        Valentis sold no unregistered securities during the last quarter of the period covered by this report, but did issue 631,124 shares of its common stock to holders of Series A Redeemable Preferred Stock as a stock dividend for the period from June 16, 2001 to June 15, 2002. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale under the Securities Act of 1933.

        Valentis has never paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2002(3)	2001	2000(1)	1999(2)	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaborative research and development revenue	$3,820	$4,297	$5,251	$3,430	$8,083
Research and development grant revenue	17	349	338	699	—

Total revenue	3,837	4,646	5,589	4,129	8,083
Operating expenses:
Research and development	23,738	30,177	27,332	17,806	13,611
General and administrative	7,853	8,231	7,322	5,063	3,561
Restructuring charges(3)	1,812	—	—	—	—
Acquired in-process research and development	—	—	14,347	26,770	1,500
Amortization of goodwill and other acquired intangible assets	4,914	5,733	5,016	819	—

Total operating expenses	38,317	44,141	54,017	50,458	18,672

Loss from operations	(34,480)	(39,495)	(48,428)	(46,329)	(10,589)
Interest and other income (expense), net	1,390	1,296	773	1,649	2,211

Net loss	$(33,090)	$(38,199)	$(47,655)	$(44,680)	$(8,378)
Deemed dividend	(2,590)	(1,479)	—	—	—
Dividends on convertible preferred stock	(1,557)	(898)	—	—	—

Net loss applicable to common stockholders	$(37,237)	$(40,576)	$(47,655)	$(44,680)	$(8,378)

Basic and diluted net loss per share applicable to common stockholders	$(1.12)	$(1.37)	$(1.80)	$(2.90)	$(0.83)

Shares used in computing basic and diluted net loss per common share	33,259	29,515	26,452	15,430	10,088

(1)
Reflects the results of PolyMASC Pharmaceuticals plc from August 27, 1999, the date of acquisition.

(2)
Reflects the results of GeneMedicine, Inc. from March 18, 1999, the date of acquisition.

(3)
Reflects the Valentis Inc. corporate restructuring of January 15, 2002.

	June 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,104	$35,833	$33,120	$24,307	$22,966
Working capital	14,137	25,191	21,991	15,461	20,966
Total assets	24,044	50,249	60,308	64,427	55,901
Long-term debt	—	138	2,697	5,459	2,464
Convertible redeemable preferred stock	25,828	23,895	—	—	—
Accumulated deficit	(192,210)	(159,120)	(120,921)	(73,266)	(28,586)
Total stockholders' equity (net capital deficiency)	(7,701)	14,512	44,404	45,930	50,282

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

        The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Risk Factors" described in Part I, Item 1. Business and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

        Valentis is converting biologic discoveries into innovative products. Valentis has three product platforms for the development of novel therapeutics: the gene medicine, GeneSwitch® and DNA vaccine platforms. The gene medicine platform includes a comprehensive array of proprietary nucleic acid delivery systems, including the broad cationic lipid portfolio, from which appropriate formulations and modalities may be selected and tailored to fit selected genes, indications and target tissues. The Del-1 gene medicine therapeutic is the lead product for the gene medicine platform of non-viral gene delivery technologies. Del-1 is an angiogenesis gene that is being developed for peripheral arterial disease and ischemic heart disease. The EpoSwitch™therapeutic for anemia is the lead product for the GeneSwitch® platform and is being developed to allow control of erythropoietin protein production from an injected gene by an orally administered drug. Valentis has developed synthetic vaccine delivery systems based on several classes of polymers and has proprietary PINC™ polymer-based delivery technologies for intramuscular administration, which provide for higher and more consistent levels of antigen production.

        The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis currently has centers in two locations: Burlingame, California, which is the Company's headquarters, as well as the center for manufacturing and clinical development, and The Woodlands, Texas, which houses personnel focused on preclinical development. On April 17, 2001, the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its preclinical center in The Woodlands, Texas. The consolidation was substantially completed in September 2001. In January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development and associated general and administrative staff, were eliminated as a result of the restructuring.

Gene Medicine Products

        Valentis' gene medicine products provide novel ways to achieve production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity and duration of expression within the target cells are controlled by Valentis' proprietary gene regulation systems.

  •    Synthetic Gene Delivery Systems

          Valentis has developed synthetic gene delivery systems based on several classes of delivery-enhancing materials, including polymers and lipids. Our PINC™ (Polymeric, Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. Valentis' cationic lipids provide efficient gene delivery after intravenous or intratumoral administration. Both delivery systems have been demonstrated to enhance the cellular distribution and uptake of plasmid-based gene expression systems in vivo, resulting in therapeutic levels of gene expression.

          Valentis' synthetic gene delivery systems can be used with a wide variety of genes, as evidenced by prior and ongoing preclinical efforts and clinical trials in cardiovascular disease, hematology, oncology and infectious disease. In addition, Valentis has an extended portfolio of proprietary synthetic gene delivery technologies.

  •    Gene Regulation Systems

          Valentis' inducible gene regulation system, the GeneSwitch® system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

          The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. Licenses of the GeneSwitch® system include American Home Products, Genzyme Corporation, GlaxoSmithKline, Lexicon Genetics, MediGene AG and Pfizer.

  •    Synthetic Vaccine Delivery Systems

          Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary PINC™ polymer-based delivery technologies provide consistent levels of gene expression and enhance transfection efficiency of plasmid DNA delivered intramuscularly or intratumorally. Our formulation technologies have been used in various clinical candidates, and formulations can be optimized for specific DNA vaccine delivery needs.

PEGylation Systems (Polymer-based Biopharmaceutical Delivery)

        Valentis' OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol ("PEG"), a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary PEG ("OptiPEG™") to proteins, peptides, antibodies and antibody fragments, viruses and liposomes to retain high levels of biological activity of the material and potentially protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies provide the potential to deliver products with improved safety, efficacy and dosing regimens. OptiPEG™ is being developed through licensing to corporate partners.

Current Good Manufacturing Practices Manufacturing

        Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and gene medicine biopharmaceuticals. Through a strategy of using a contract manufacturing organization ("CMO") for production of our biopharmaceuticals, we are able to produce material from lab to commercial scale using the same process. Cangene Corporation is our primary CMO. Valentis has also established manufacturing alliances for our proprietary, biologically optimized PEG (OptiPEG™).

Technology Licenses

        Valentis currently has technology out-licenses with:

  •
  Ark Therapeutics (formerly Eurogene, Ltd.) for cardiovascular diseases using gene therapy and Ark's collar delivery system;

  •
  Cardion AG for the development of gene therapeutics for restenosis;

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines;

  •
  Genencor International for the license of Valentis' proprietary PINC™ gene delivery technology for HBV and HPV vaccines;

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals; and

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch® gene regulation system to the research market.

        Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, GlaxoSmithKline, Lexicon Genetics, MediGene AG and Pfizer Inc. for functional genomics research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis also has a technology in-license with Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products.

        On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc. At that time PolyMASC's PEGylation research and development programs were in various stages of preclinical development. Currently, none of the products utilizing PolyMASC's proprietary OptiPEG™ technology has entered any stage of human clinical testing or has been approved for marketing. Initially, our strategy was to develop and commercialize PEG products through alliances with pharmaceutical and biotechnology companies. Due to a prioritization of the Company's research and development efforts, our strategy has shifted to developing OptiPEG™ through licensing to corporate partners.

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

        We have incurred significant losses since inception and expect to incur substantial losses for the foreseeable future, primarily due to the continuation of our research and development programs and because we do not expect to generate revenue from the sale of products in the foreseeable future, if at all. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2002, Valentis' accumulated deficit was approximately $192.2 million.

Potential Delisting from the Nasdaq National Market

        The continued listing of our common stock on the Nasdaq National Market requires that we satisfy certain quantitative criteria, including, (1) under Nasdaq's Maintenance Standard 1, stockholders' equity of $10 million (or net tangible assets of $4 million) and $1 minimum price per share, or (2) under Nasdaq's

Maintenance Standard 2, $50 million market capitalization of listed securities and $3 minimum price per share. In our quarterly report on Form 10-Q for the quarter ended March 31, 2002, we disclosed that, as of March 31, 2002, we did not meet the stockholders' equity or net tangible assets requirement under Maintenance Standard 1. We also disclosed at the same time our intention to commence a tender offer to purchase for cash 16,940 shares, or 55%, of the outstanding shares of our Series A convertible redeemable preferred stock ("Series A preferred stock") and 55% of the related Common Stock Purchase Warrants, Class A and Common Stock Purchase Warrants, Class B, which were issued to the holders of Series A preferred stock in connection with their purchase of the Series A preferred stock. The purpose of the tender offer was to retire 55% of the outstanding shares of our Series A preferred stock. Our Series A preferred stock has certain rights and privileges that preclude us from classifying the Series A preferred stock within stockholders' equity. We stated that, in order to finance the tender offer, we planned to offer and sell shares of a newly-created series of preferred stock, which would be designated Series B convertible preferred stock, par value, $0.001 per share and be convertible into shares of our common stock at a fixed conversion price that is based on the current market price of our common stock. The Series B preferred stock would have terms substantially similar to the existing Series A preferred stock, except that it would not have the same redemption privileges and would be classified as equity. Accordingly, issuing shares of the Series B Preferred Stock and retiring outstanding shares of the Series A preferred stock would have the effect of increasing our stockholders' equity. On September 30, 2002, we announced that we are terminating and withdrawing the tender offer and pursuing other options with respect to restructuring the Series A preferred stock.

        On August 22, 2002, we received a letter from Nasdaq advising us that our common stock market value of listed securities had been below the $50 million market capitalization requirement for continued listing on the Nasdaq National Market, and that our common stock would be therefore subject to delisting from the Nasdaq National Market and such noncompliance had extended beyond the 30-day grace period provided by Nasdaq Marketplace Rules. In response, we requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel"). A hearing before a Nasdaq Listing Qualifications Panel has been scheduled for October 4, 2002. The Company has been advised by Nasdaq that the hearing request will stay the delisting of the Company's common stock pending the Panel's decision. On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined plans that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities. There is no assurance we can successfully execute any of those plans or that the Panel will grant the Company's request for additional time after the October 4, 2002 hearing date to achieve compliance.

        If our securities are delisted from the Nasdaq National Market, the terms of the Series A preferred stock permit the holders of the Series A preferred stock to require us to redeem some or all of their shares of Series A preferred stock, at a price of $1,000 per share, plus all accrued and unpaid dividends. As of September 27, 2002, we do not have sufficient capital resources to satisfy our redemption obligations, which could aggregate $30.8 million. See further discussion in "Liquidity and Capital Resources" below.

Critical Accounting Policy

        Valentis believes the clinical trial expense accounting policy represents its most significant estimates used in the preparation of its consolidated financial statements. Valentis' accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis' clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

Results of Operations

Fiscal Years Ended June 30, 2002, 2001 and 2000

Revenue

        Valentis' revenue was approximately $3.8 million for the year ended June 30, 2002 compared to $4.6 million and $5.6 million in 2001 and 2000, respectively.

        The 2002, 2001 and 2000 revenue contributions attributable to milestone achievements and collaborative research and development performed under our corporate collaborations, and grant revenues are (in thousands):

	Year ended June 30,
	2002	2001	2000
Collaborative research and development revenue:
Roche Holdings, Ltd.	$3,333	$2,959	$3,778
Boehringer Ingelheim	—	267	533
Eli Lilly	—	—	494
Other	487	1,071	446

	3,820	4,297	5,251
Grant Revenue	17	349	338

Total Revenue	$3,837	$4,646	$5,589

        Changes in revenue for each of the fiscal years ended June 30, 2002, 2001 and 2000 are explained below:

  •
  Revenue from Roche increased in fiscal 2002 over fiscal 2001 primarily due to the timing of recognition of $5 million in accordance with the performance of contract research obligations over a twelve-month period; approximately $3.3 million of which was recognized in fiscal 2002 as compared to approximately $1.7 million in 2001. However, this increase of approximately $1.6 million was offset by the partial recognition of approximately $1.2 million in research funding in fiscal 2001. This offset resulted in a net increase of approximately $374,000 in fiscal 2002 compared to fiscal 2001. Revenue from Roche decreased for fiscal 2001 as compared to 2000 due to a $750,000 milestone payment that was recognized in 2000.

  •
  Revenue from Boehringer Ingelheim decreased for fiscal 2001 compared to the prior year due to the completion of the agreement in November 2000. Revenue from Boehringer Ingelheim was recognized under a 15-month collaboration signed in September 1999.

  •
  Revenue and preclinical work under the Eli Lilly agreement was completed during fiscal 2000.

  •
  Other revenue in fiscal 2002 resulted primarily from several license agreements for Valentis' GeneSwitch® technology of approximately $430,000. Other revenue in fiscal 2001 resulted primarily from license revenue derived from an agreement with Heska of approximately $400,000; revenue generated by several license agreements for Valentis' GeneSwitch® technology of approximately

    $340,000 and revenue derived from the licensing of PEGylation technology of approximately $328,000. Other revenue in 2000 of approximately $446,000 resulted primarily from the revenue generated by PolyMASC, acquired by Valentis in August 1999.

  •
  Grant revenue for fiscal 2002 decreased as compared to 2001 due to the completion of Small Business Innovation Research ("SBIR") grants in August 2001. Grant revenue in fiscal 2001 increased slightly over 2000 due to the commencement of two SBIR grants in 2001.

        In January 2002, the Company announced that it was suspending clinical development of its cancer immunotherapy products following release of clinical data from a Phase II clinical trial of an IL-2 GeneMedicine product. Consistent with these developments and a decision by partner Roche Holdings Ltd. not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

        Revenue derived from corporate collaborations and grants may increase in the future if we are successful in establishing new collaborations and are awarded additional SBIR grants. If we are unsuccessful in establishing new collaborations and grants, revenues will decline. Likewise, a reduction in funds for conducting our research and development, clinical trial, manufacturing, marketing and sales efforts will occur.

Expenses

        Research and development expenses were $23.7 million for the year ended June 30, 2002, $30.2 million in 2001 and $27.3 million in 2000. The decrease for fiscal year 2002 as compared to 2001 was primarily attributable to staff reductions and savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology. The increase for fiscal year 2001 as compared to 2000 was primarily attributable to higher expenses for two new clinical trials that commenced during the period. Valentis expects research and development headcount expenses to decrease in the future reflecting the overall reductions in staff. The Company also expects clinical trial expenses to remain at or potentially to be below fiscal 2002 levels reflecting the Company's overall cost reduction plans and prioritization of its research and development efforts. However, research and development expenses may increase if the Company is successful in securing additional new strategic partnerships and funding to support increased spending levels.

        The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human clinical trials and sponsored research at academic and research institutions.

        Valentis develops products utilizing two key technology platforms: (i) gene delivery and gene regulation products, and (ii) PEGylation products. For the years ended June 30, 2002, 2001 and 2000, we estimated that the division of research and development expenses between the gene delivery and gene regulation products platform and the PEGylation products platform was $22.8 million and $0.9 million, 27.2 million and 3.0 million, and 25.2 million and 2.1 million, respectively.

        General and administrative expenses decreased to $7.9 million for the year ended June 30, 2002 from $8.2 million in 2001. The decrease was attributable primarily to savings resulting from the reduction of general and administrative staff associated with our reductions in preclinical product development and suspended clinical programs in oncology. General and administrative expenses increased to $8.2 million for the year ended June 30, 2001 from $7.3 million in 2000 primarily due to the additions of staff and facilities to support our increased research and development efforts. We expect general and administrative expenses to decrease to reflect the Company's overall cost reduction plans. However, general and administrative expenses may increase due to the requirements of additions of staff and facilities to support increased research and development efforts if the Company is successful in securing new strategic partnerships and funding to support increased research and development activities.

        In fiscal 2000, Valentis recorded $14.3 million of acquired in-process research and development as part of the acquisition of PolyMASC. Details of the merger and acquisition are described below.

        Valentis recorded $4.9 million, $5.7 million and $5.0 million for amortization of goodwill and other acquired intangible assets in fiscal years 2002, 2001 and 2000, respectively, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000. As of June 30, 2002, the Company had approximately $409,000 of goodwill, which will no longer be amortized but will be subject to an impairment analysis on at least an annual basis in accordance with rules of SFAS 142. Details of the mergers and acquisitions are described below.

Corporate Restructuring

        In conjunction with the Company's announcement that it would suspend clinical development of its cancer immunotherapy products in January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

        For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $700,000 has been paid and approximately $800,000 has been accrued as of June 30, 2002. All of the 47 employees whose positions were eliminated have been terminated as of June 30, 2002 and the accrued employee severance of approximately $800,000 is expected to be paid by the second quarter of fiscal 2003. In addition, the Company wrote off certain equipment and furniture located in The Woodlands Facility that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded as an impairment charge associated with the Company's restructuring plan.

        In connection with the reduction in workforce, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification did not result in the Company recording any stock-based compensation charges, as the exercise prices of the options exceeded the per share price of the Company's common stock at the date of the modification.

        As a result of its restructuring, the Company has significantly reduced its presence in Texas. The Company leases and currently occupies a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands Facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company plans to assign or sublease its Woodlands facility. Based on market analysis, the Company believes that its lease obligations for The Woodlands Facility can be assigned or subleased without material financial impact. Therefore, the Company has not recorded, nor does the Company anticipate recording, a charge related to exiting these facilities. As a result of its restructuring, the Company expects operating and depreciation expenses to decrease in fiscal 2003.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net was $1.4 million in 2002, $1.3 million in 2001, and $773,000 in 2000. The increase in interest and other income (expense), net in 2002 compared to 2001 resulted primarily from decreased interest expense derived form lower loan balances and favorable foreign currency exchange rates, partially offset by decreased interest income derived from lower investment balances. The increase in interest and other income (expense), net in 2001 compared to 2000 resulted primarily from increased interest income derived from higher investment balances.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

        The deemed dividends related to Series A redeemable convertible preferred stock (see note 12 to consolidated financial statements) include the accretion of Class A and B warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

        The accretion of Class A and B warrants for the year ended June 30, 2002 and 2001 was approximately $1.7 million and $984,000, respectively. The accretion of the beneficial conversion feature for the years ended June 30, 2002 and 2001 was approximately $314,000 and $179,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

        The issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $550,000 and $316,000, respectively, for the years ended June 30, 2002 and 2001 was included in the calculation of net loss applicable to common stockholders.

Dividends on Series A Redeemable Convertible Preferred Stock

        Dividends on Series A redeemable convertible preferred stock (see note 12 to consolidated financial statements) are calculated at the rate of 5% per annum and were approximately $1.6 million and $898,000 for the year ended June 30, 2002 and 2001, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Acquisition of PolyMASC Research and Development Programs

        PEGylation is the primary research and development technology that Valentis acquired from PolyMASC in August 1999. Valentis' management is responsible for estimating the fair value of the purchased in-process research and development. The program has been valued based on a discounted probable future cash flow analysis using a discount rate of 40%, which management believes adequately reflects the substantial risk of biologics delivery research and development. In the valuation model, it was assumed that for product candidates based on PolyMASC's technology, preclinical studies and clinical trials are successfully completed, regulatory approval to market the product candidates is obtained, a marketing partner is secured and we are able to manufacture the product in commercial quantities. Each of these activities is subject to significant risks and uncertainties and no product utilizing the technology has been successfully developed to date. The valuation resulted in $14.3 million being charged as purchased in-process research and development expenses in fiscal 2000. PolyMASC currently has licenses with Onyx Pharmaceuticals and Transkaryotic Technologies.

        On April 17, 2001 the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its research center in The Woodlands, Texas. The consolidation was substantially completed in September 2001.

        The Company currently has prioritized its resources on its gene medicine and GeneSwitch® platforms and has suspended research and development efforts on PEGylation therapies. However, the Company continues to hold its PEGylation intellectual property and is actively pursuing licensing and asset sales opportunities. Likewise, Valentis continues to pursue its patent infringement proceedings against ALZA Corporation (which has been acquired by Johnson & Johnson Inc.) in the United States and SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering Plough Group, in Europe.

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

Acquisition of GeneMedicine Research and Development Programs

        We acquired seven primary gene medicine research and development programs in March 1999. Prior to the merger of GeneMedicine with Megabios in March 1999, over the previous five years, GeneMedicine, Inc. incurred approximately $50 million of research and development expenses in the development of these research and development programs.

        The Company currently has prioritized its resources on its gene medicine and GeneSwitch® platforms and has suspended research and development efforts on other GeneMedicine, Inc. research and development programs like oncology. However, the Company continues to hold all of the intellectual property acquired in the GeneMedicine, Inc. merger, including the PEGylation, and is actively pursuing licensing opportunities. The Company estimates that the cost to complete the EpoSwitch™ program, the intellectual property lead product in the development of GeneSwitch®, could aggregate to approximately $23 million over the next two years.

        As a result of the mergers with GeneMedicine Inc. and PolyMASC, Valentis' focus became one of transforming its technologies into products. At June 30, 2002, Valentis had one clinical trial in progress for cardiovascular gene therapy. If this clinical trial and subsequent clinical studies for our gene medicine products are successfully completed and if our corporate collaborators subsequently market the products, Valentis will be entitled to receive royalties on the resulting product sales.

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

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, amounts assigned to assembled workforce will be reclassified to goodwill and goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company will adopt SFAS 142 on July 1, 2002. As of June 30, 2002, the Company had approximately $409,000 of goodwill, which will be subject to the new accounting rules.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company will adopt SFAS 144 on July 1, 2002 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

Liquidity and Capital Resources

        As of June 30, 2002, Valentis had $19.1 million in cash, cash equivalents and investments compared to $37.3 million at June 30, 2001 and $37.7 million at June 30, 2000. Net cash used in operations was $28.4 million in 2002, $27.9 million in 2001 and $22.9 million in 2000. Cash was used primarily to fund research and development and general and administrative activities. Our capital expenditures were $136,000 in 2002, $311,000 in 2001 and $895,000 in 2000. Valentis expects its capital expenditures to remain at current spending levels or be potentially lower to reflect the Company's overall cost reduction plans and prioritization of its research and development efforts.

        As discussed elsewhere in this report, including further below, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that includes an explanatory paragraph which states that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $33.1 million for the year ended June 30, 2002, and our accumulated deficit was $192.2 million at June 30, 2002; (ii) our cash and investment balance at June 30, 2002 was $19.1 million, and we had a net capital deficiency of $7.7 million at June 30, 2002; and (iii) we have been notified that we have not complied with certain listing requirements of the Nasdaq National Market, and holders of our Series A redeemable convertible preferred stock may require us to redeem their shares for cash if our common stock ceases to be listed on the Nasdaq National Market. Such redemption could aggregate up to $30.8 million.

        Since its inception, Valentis has financed its operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements.

        On December 27, 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discounts, commissions and offering costs were $12.6 million. We have used and expect to continue to use the net proceeds from the sale of the common stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

        On December 5, 2000, we completed the private placement of 31,500 shares of Series A convertible redeemable preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additional details associated with our December 5, 2000 private placement of Series A preferred stock and Warrants can be obtained from the Notes to Consolidated Financial Statements for the year ended June 30, 2002 or from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

        On April 14, 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share, resulting in net proceeds of approximately $18.8 million.

        In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of June 30, 2002, the outstanding balance under this financing agreement was $138,000, which will be fully repaid during fiscal year 2003. Valentis has fully utilized the borrowing capacity under this agreement.

        Valentis leases its facilities under operating leases. These leases expire between October 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

        Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases, and future minimum payments under the equipment loan agreement at June 30, 2002 are as follows (in thousands):

Year ended June 30,	Operating Leases	Equipment Loan	Total
2003	$1,648	$138	$1,786
2004	1,662	—	1,662
2005	940	—	940
2006	249	—	249
2007	256	—	256
Thereafter	65	—	65

	$4,820	$138	$4,958

        The Company has experienced operating losses since its inception through June 30, 2002, including a net loss of $33.1 million for the year ended June 30, 2002, and its accumulated deficit was $192.2 million at June 30, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company's cash, cash equivalents and investments decreased from $37.3 million at June 30, 2001 to $19.1 million at June 30, 2002. In addition, the Company has been notified in August 2002 by the Nasdaq staff that it has not complied with the listing requirements of the Nasdaq National Market. As a result, holders of the Company's Series A redeemable convertible preferred stock (Series A preferred stock) may require that the Company redeem their shares for cash prior to the mandatory redemption date of this preferred stock if the Company's common stock ceases to be listed on the Nasdaq National Market (see Note 12 to consolidated financial statements). If the holders of one Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy those redemption obligations, which could aggregate up to $30.8 million. These circumstances have adversely affected the Company's liquidity and raise substantial doubt about the Company's ability to continue as a going concern through June 30, 2003.

        The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company's current operating plan, it anticipates that its cash, cash equivalents and investments, and projected interest income, will enable it to maintain its current and planned operations at least through March 31, 2003, in the absence of additional financial resources and assuming it is not required to redeem the Series A preferred stock prior to its mandatory redemption date. Management believes that it can modify the Company's operating plan to further reduce its currently planned level of operating expenses in order to have sufficient cash resources to operate through June 30, 2003. This modification to the Company's operating plan, which would include a reduction in personnel, would require the Company to delay, scale back or eliminate some or all of its research and development programs and commercialization efforts or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain. Management believes these actions would adversely affect Valentis' business and its financial condition and results of operations.

        The Company is currently seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate the Company's requirements to seek additional funding. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

        With respect to the redemption rights of the Series A preferred stock holders, the Company is pursuing a number of options including among other actions, requesting waivers of such rights from the holders of the Series A preferred stock and seeking to amend the terms of the Series A preferred stock to eliminate all terms providing for cash redemption.

        There can be no assurance that sufficient additional financing will be available on satisfactory terms, if at all, or that the Company will be successful in regaining and maintaining compliance with the Nasdaq National Market listing requirements in order to prevent the exercise of the holders' redemption rights. If the Company is unable to secure needed financing to continue operations or is unable to prevent its Series A preferred stockholders from exercising their redemption rights, management plans to delay, scale back or eliminate some or all of its research and development programs and commercialization efforts, and may be forced to discontinue operations prior to June 30, 2003. If the Company's efforts to prevent the exercise of redemption rights by the holders of the Series A preferred stock are not successful, the Company will not have sufficient financial resources to satisfy these obligations. We are pursuing strategic alternatives which may include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

ITEM 7A. FINANCIAL MARKET RISK

        Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

	2001	2002
Cash equivalents
Fixed rate	$12,042	$9,538
Average rate	4.21%	1.91%
Short-term investments
Fixed rate	$11,869	$7,892
Average rate	6.22%	2.06%
Long-term investments
Fixed rate	—	—
Average rate	—	—

Total investment securities	$23,911	$17,430
Average rate	5.21%	1.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Valentis' Financial Statements and notes thereto appear on pages 52 to 80 of this Annual Report on Form 10-K.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Index to Financial Statements

    The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 52 of this Report.

(a)(2)    No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)    Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(5)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.

(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, among the Registrant and the investors named therein.
(1)	4.4	Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995.
(1)	4.5	Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996.
(1)	4.6	Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996.
(5)	4.7	Form of Common Stock Purchase Warrant, Class A.
(5)	4.8	Form of Common Stock Purchase Warrant, Class B.
	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(3)	10.8	Letter Agreement between the Registrant and Bennet Weintraub.
(1)	10.10	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company ("Provident"), dated December 21, 1993.
(1)	10.11	First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident).
(1)	10.12	Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997.
(1)	10.13	Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995.
(1)	10.14	Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13, 1994.
(1)	10.15	Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996.
(1)*	10.16	Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated April 11, 1994, as amended as of May 31, 1996.
(1)*	10.17	Exclusive License Agreement between the Registrant and Regents of the University of California, dated May 9, 1996, as amended May 15, 1997.
(3)	10.21	Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998.
(2)*	10.22	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.23	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.24	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	10.30	Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993.
(2)*	10.31	Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(2)*	10.32	License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(4)*	10.33	Alliance Agreement between Registrant and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.

(5)	10.34	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
	10.35	Amended and Restated 1998 Non-Employee Directors' Stock Option Plan.
	10.36	Amended and Restated 2001 Nonstatutory Incentive Plan.
	12.1	Statement regarding Computation of Ratios.
	21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc ("PolyMASC") became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney (included on signature page herewith)

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

(4)
Filed as an exhibit to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

(5)
Filed as an exhibit to the Registrant's Registration Statement on Form S-3 (No. 333-54066) filed with the SEC on January 19, 2001 and incorporated herein by reference.

*
Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

(b)    Reports on Form 8-K.

        During the quarter ended June 30, 2002, Valentis filed the following reports on Form 8-K:

  •
  Current report on Form 8-K, filed on April 25, 2002, regarding grant of a new patent to the Company's wholly owned subsidiary, the Company's initiation of patent infringement litigation and the termination of the Company's alliance with Roche Holdings Ltd.

  •
  Current report on Form 8-K filed on May 10, 2002, regarding the announcement of the Company's tender offer to purchase for cash 55% of the outstanding shares of its Series A Convertible Redeemable Preferred Stock and related Common Stock Purchase Warrants, Class A and Common Stock Purchase Warrants, Class B.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 30, 2002.

VALENTIS, INC.
By:	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Benjamin F. McGraw III and Joseph A. Markey, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW III (Benjamin F. McGraw III, Pharm.D.)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 27, 2002
/s/ JOSEPH A. MARKEY (Joseph A. Markey)	Senior Director of Finance and Controller (Principal Financial and Accounting Officer)	September 27, 2002
/s/ PATRICK G. ENRIGHT (Patrick G. Enright)	Director	September 27, 2002
/s/ RAJU KUCHERLAPATI (Raju Kucherlapati, Ph.D.)	Director	September 27, 2002

/s/ MARK MCDADE (Mark McDade)	Director	September 27, 2002
/s/ ALAN C. MENDELSON (Alan C. Mendelson)	Director	September 27, 2002
/s/ BERT W. O'MALLEY, M.D. (Bert W. O'Malley, M.D.)	Director	September 27, 2002
/s/ JOHN SCHROEDER, M.D. (John Schroeder, M.D.)	Director	September 27, 2002

CERTIFICATIONS

I, Benjamin F. McGraw, certify that:

1.    I have reviewed this annual report on Form 10-K of Valentis, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer (Principal Executive Officer)

I, Joseph A. Markey, certify that:

1.    I have reviewed this annual report on Form 10-K of Valentis, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002
/s/ JOSEPH A. MARKEY Joseph A. Markey Senior Director of Finance and Controller (Principal Financial and Accounting Officer)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Valentis, Inc.

        We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that Valentis, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses since inception, including a net loss of $33.1 million for the year ended June 30, 2002, and its accumulated deficit was $192.2 million at June 30, 2002. Additionally, the Company's cash and investment balance at June 30, 2002 was $19.1 million and the Company had a net capital deficiency of $7.7 million at June 30, 2002. In addition, the Company has been notified that it has not complied with certain listing requirements of the Nasdaq National Market, and holders of the Company's Series A redeemable convertible preferred stock may require that the Company redeem their shares for cash if the Company's common stock ceases to be listed on the Nasdaq National Market. Such redemption could aggregate up to $30.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Palo Alto, California August 13, 2002. except for paragraphs 5 through 10 of Organization and Basis of Presentation in Note 1, and Note 16, as to which the date is September 30, 2002

VALENTIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,212	$13,691
Short-term investments	7,892	22,142
Interest and other receivables	471	569
Prepaid expenses and other current assets	479	493

Total current assets	20,054	36,895
Property and equipment, net	3,526	6,537
Long-term investments	—	1,439
Goodwill and other intangible assets, net	409	5,323
Other assets	55	55

Total assets	$24,044	$50,249

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$68	$398
Accrued compensation	1,004	1,619
Other accrued liabilities	4,707	3,778
Deferred revenue	—	3,333
Current portion of long-term debt	138	2,576

Total current liabilities	5,917	11,704
Long-term debt	—	138
Commitments
Redeemable convertible preferred stock, no par value, 10,000,000 shares authorized, issuable in series, 30,800 and 31,500 shares issued and outstanding at June 30, 2002 and 2001, respectively, redemption amount of $30,865,000 at June 30, 2002	25,828	23,895
Stockholders' equity (net capital deficiency):
Common stock, $.001 par value, 65,000,000 shares authorized; 36,810,695 and 29,739,384 shares issued and outstanding at June 30, 2002 and 2001, respectively	37	30
Additional paid-in capital	184,595	172,962
Deferred compensation, net of amortization	—	(10)
Accumulated other comprehensive income (loss)	(123)	650
Accumulated deficit	(192,210)	(159,120)

Total stockholders' equity (net capital deficiency)	(7,701)	14,512

Total liabilities and stockholders' equity (net capital deficiency)	$24,044	$50,249

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended June 30,
	2002	2001	2000
Collaborative research and development revenue	$3,820	$4,297	$5,251
Research and development grant revenue	17	349	338

Total revenue	3,837	4,646	5,589
Operating expenses:
Research and development	23,738	30,177	27,332
General and administrative	7,853	8,231	7,322
Restructuring charges	1,812	—	—
Acquired in-process research and development	—	—	14,347
Amortization of goodwill and other acquired intangible assets	4,914	5,733	5,016

Total operating expenses	38,317	44,141	54,017

Loss from operations	(34,480)	(39,495)	(48,428)
Interest income	999	2,324	1,922
Interest expense and other, net	391	(1,028)	(1,149)

Net loss	$(33,090)	$(38,199)	$(47,655)
Deemed dividend	(2,590)	(1,479)	—
Dividends on convertible preferred stock	(1,557)	(898)	—

Net loss applicable to common stockholders	$(37,237)	$(40,576)	$(47,655)

Basic and diluted net loss per share applicable to common stockholders	$(1.12)	$(1.37)	$(1.80)

Shares used in computing basic and diluted net loss per common share	33,259	29,515	26,452

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock								Total Stockholders' Equity (net capital deficiency)
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 1999	—	$—	22,072,022	$22	$119,746	$(463)	$(109)	$(73,266)	$45,930
Issuance of common stock for PolyMASC Pharmaceuticals plc. merger, net of issuance costs of $837	—	—	4,400,000	4	20,062	—	—	—	20,066
Exercise of stock options and warrants, net of repurchases	—	—	876,646	1	5,807	—	—	—	5,808
Stock options granted to non-employees for services rendered	—	—	—	—	696	—	—	—	696
Repurchase of common stock from employees	—	—	(1,373)	—	(1)	—	—	—	(1)
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	81,535	—	298	—	—	—	298
Issuance of common stock, net of offering costs of $390	—	—	1,915,000	2	18,758	—	—	—	18,760
Amortization of deferred compensation	—	—	—	—	—	216	—	—	216
Net loss	—	—	—	—	—	—	—	(47,655)	(47,655)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	68	—	68
Foreign currency translation adjustment	—	—	—	—	—	—	218	—	218

Total comprehensive loss									(47,369)

Balance at June 30, 2000	—	—	29,343,830	29	165,366	(247)	177	(120,921)	44,404
Exercise of stock options	—	—	152,288	1	887	—	—	—	888
Stock options granted to non-employees for services rendered	—	—	—	—	784	—	—	—	784
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	111,212	—	473	—	—	—	473
Issuance of redeemable convertible preferred stock, net of issuance costs of $1,943	31,500	29,557	—	—	—	—	—	—	—
Warrants issued in connection with Redeemable convertible preferred stock, net of accretion	—	(5,058)	—	—	5,058	—	—	—	5,058
Redeemable convertible preferred stock beneficial conversion feature, net of accretion	—	(920)	—	—	920	—	—	—	920
Accretion of redeemable convertible preferred stock issuance costs	—	316	—	—	(316)	—	—	—	(316)
Redeemable convertible preferred stock dividends	—	—	—	—	(898)	—	—	—	(898)
Redeemable convertible preferred stock dividends paid in common stock	—	—	132,054	—	831	—	—	—	831
Amortization of deferred compensation	—	—	—	—	—	94	—	—	94
Reversal of deferred compensation related to terminated employees	—	—	—	—	(143)	143	—	—	—
Net loss	—	—	—	—	—	—	—	(38,199)	(38,199)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	148	—	148
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325

Comprehensive loss									(37,726)

Balance at June 30, 2001	31,500	23,895	29,739,384	30	172,962	(10)	650	(159,120)	14,512
Exercise of stock options	—	—	31,631	—	46	—	—	—	46
Stock options granted to non-employees for services rendered	—	—	—	—	349	—	—	—	349
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	200,772	—	569	—	—	—	569
Conversion of redeemable convertible preferred stock into common stock	(700)	(657)	77,777	—	657	—	—	—	657
Accretion of redeemable convertible preferred stock warrants	—	1,726	—	—	(1,726)	—	—	—	(1,726)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	314	—	—	(314)	—	—	—	(314)
Accretion of redeemable convertible preferred stock issuance costs	—	550	—	—	(550)	—	—	—	(550)
Redeemable convertible preferred stock dividends	—	—	—	—	(1,557)	—	—	—	(1,557)
Redeemable convertible preferred stock dividends paid in common stock	—	—	631,124	1	1,556	—	—	—	1,557
Amortization of deferred compensation	—	—	—	—	—	10	—	—	10
Issuance of common stock in public offering, net of issuance costs of $356	—	—	6,130,007	6	12,603	—	—	—	12,609
Net loss	—	—	—	—	—	—	—	(33,090)	(33,090)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation adjustment	—	—	—	—	—	—	(667)	—	(667)

Total comprehensive loss									(33,863)

Balance at June 30, 2002	30,800	$25,828	36,810,695	$37	$184,595	—	$(123)	$(192,210)	$(7,701)

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2002	2001	2000
Cash flows from operating activities
Net loss	$(33,090)	$(38,199)	$(47,655)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,732	3,102	3,969
Loss on disposal of assets	415	—	—
Amortization of intangibles	4,914	5,733	5,017
Amortization of deferred compensation	10	237	216
Stock options granted to non-employees for services rendered	349	784	696
401(k) stock contribution matching expense	138	110	132
Acquired in-process research and development	—	—	14,347
Changes in operating assets and liabilities:
Other receivables	98	777	462
Prepaid expenses and other assets	14	358	719
Deferred revenue	(3,333)	(1,934)	353
Accounts payable	(330)	(341)	(1,227)
Accrued liabilities	314	1,271	(20)
Foreign currency translation adjustment	(667)	325	218

Net cash used in operating activities	(28,436)	(27,777)	(22,773)

Cash flows from investing activities
Cash acquired in acquisitions	—	—	213
Purchase of property and equipment	(136)	(311)	(895)
Purchases of available-for-sale investments	(13,319)	(29,590)	(4,562)
Maturities of available-for-sale investments	28,902	25,370	19,769

Net cash provided by (used in) investing activities	15,447	(4,531)	14,525

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	—	366
Payments on long-term debt	(2,576)	(3,058)	(3,177)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	29,557	—
Proceeds from issuance of common stock, net of repurchases	13,086	1,041	24,733

Net cash provided by financing activities	10,510	27,540	21,922

Net increase (decrease) in cash and cash equivalents	(2,479)	(4,768)	13,674
Cash and cash equivalents, beginning of year	13,691	18,459	4,785

Cash and cash equivalents, end of year	$11,212	$13,691	$18,459

Supplemental disclosure of cash flow information:
Interest paid	$112	$464	$749

Income tax paid	$22	$97	$32

Schedule of non-cash transactions:
Net exercise of warrants to purchase common stock, 38,206 shares	$—	$—	$403

Tangible and intangible assets acquired for shares of common stock, net of cash acquired and liabilities assumed	$—	$—	$6,343

Warrants issued in connection with redeemable convertible preferred stock	$—	$6,042	$—

Redeemable convertible preferred stock beneficial conversion feature	$—	$1,099	$—

Accretion of redeemable convertible preferred stock warrants, beneficial conversion feature and issuance costs	$2,590	$1,479	$—

Conversion of redeemable convertible preferred stock into common stock	$657	$—	$—

Preferred stock dividends paid in common stock	$1,556	$831	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1.    ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

        Valentis, Inc. ("Valentis", "we", "us", "our" or "the Company") was formed from the merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999. After acquiring PolyMASC Pharmaceuticals plc ("PolyMASC") in August 1999, Valentis had operations in Burlingame, California, The Woodlands, Texas, and London, England. Valentis is a leader in the field of biopharmaceutical delivery. We develop multiple proprietary gene delivery and gene expression systems and PEGylation technologies and apply our preclinical and early clinical development expertise to create novel therapeutics and improved versions of currently marketed biopharmaceuticals. Valentis has what it believes to be the broadest array of technologies and intellectual property for the delivery of biopharmaceuticals, including genes, proteins, peptides, peptidomimetics (synthetic peptide compounds), and antibodies and replicating and non-replicating viruses. This portfolio of delivery technologies potentially allows us to develop new products, create improved versions of currently marketed products and solve safety, efficacy and dosing compliance issues with products in development. Valentis focuses on research, preclinical development and early-stage clinical development of products in several therapeutic areas including cardiovascular disorders, oncology, hematology and immunology. The Company's commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis is incorporated in the State of Delaware.

        The consolidated financial statements include the accounts of Valentis and its wholly owned subsidiary, PolyMASC. The Company translates the assets and liabilities of its foreign subsidiary stated in local functional currency to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from currency translation are included in other comprehensive income (loss). Separately, currency transaction gains or losses are recognized in interest expense and other and represented a gain of approximately $577,000, a loss of approximately $353,000, and a loss of approximately $169,000 for fiscal years 2002, 2001, and 2000, respectively.

        On April 17, 2001 the Company announced that it would consolidate all of its PEGylation research activities from its PolyMASC subsidiary in London, England into its preclinical research and development center in The Woodlands, Texas. The consolidation was substantially completed in September 2001.

        In January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring (see Note 15).

        The Company has experienced operating losses since its inception through June 30, 2002 including a net loss of $33.1 million for the year ended June 30, 2002, and its accumulated deficit was $192.2 million at June 30, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company's cash, cash equivalents and investments decreased from $37.3 million at June 30, 2001 to $19.1 million at June 30, 2002. In addition, the Company has been notified by the Nasdaq staff that it has not complied with the listing requirements of the Nasdaq National Market. As a result, holders of the Company's Series A redeemable convertible preferred stock (Series A preferred stock) may require that the Company redeem their shares for cash prior to the mandatory redemption date of this preferred stock if the Company's common stock ceases to be listed on the Nasdaq National Market (see Note 12). If redemption of the Series A were required, the Company does not have sufficient capital resources to satisfy its redemption obligations, which could aggregate up to $30.8 million. These circumstances have adversely affected the Company's liquidity, and raise substantial doubt about the Company's ability to continue as a going concern through June 30, 2003.

        Even if the Company were not required to redeem the Series A preferred stock prior to its mandatory redemption date, management will have to modify the Company's operating plan to further reduce its currently planned level of operating expenses in order to have sufficient cash resources to operate through June 30, 2003. This modification to the Company's operating plan, which would include a reduction in personnel, would require the Company to delay, scale back or eliminate some or all of its research and development programs and commercialization efforts or to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain. Management believes these actions would adversely affect Valentis' business and its financial condition and results of operations.

        The Company will be required to seek additional sources of funding to complete development and commercialization of its products. The Company is currently seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate the Company's requirement to seek additional funding. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

        Furthermore, with respect to the redemption rights of the Series A holders, the Company is pursuing a number of options including requesting waivers of such rights from the holders of the Series A preferred stock and seeking to amend the terms of the Series A preferred stock to eliminate all terms providing for cash redemption.

        There can be no assurance that sufficient additional financing will be available on satisfactory terms, if at all, or that the Company will be successful in regaining and maintaining compliance with the Nasdaq National Market listing requirements in order to prevent early redemption of the Series A preferred stock. If the Company is unable to secure needed financing to continue operations or is unable to prevent its Series A preferred stock from being redeemed, management plans to delay, scale back or eliminate some or all of its research and development programs and commercialization efforts, and may be forced to discontinue operations prior to June 30, 2003. If the Company's efforts to prevent the exercise of redemption rights by the holders of the Series A preferred stock are not successful, the Company will not have sufficient financial resources to satisfy these obligations. We are pursuing strategic alternatives which may include the sale or merger of one business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

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

Research and Development Expenses

        Research and development expenses, which consist of costs incurred for independent and collaborative research and development and include direct and research-related overhead expenses and the costs of funding clinical studies, are expensed as incurred.

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

        The Company places its cash, cash equivalents, and investments with financial institutions with high credit quality, in commercial paper and corporate debt with high credit ratings, and in U.S. government and government agency securities. Therefore, the Company believes that its exposure due to concentration of credit risk is minimal and has not experienced credit losses on investments in these instruments to date.

Depreciation and Amortization

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (generally three to seven years). Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the applicable lease term.

Acquired Intangible Assets

        Acquired intangible assets consist of the assembled workforce and goodwill related to Valentis' acquisition of GeneMedicine and PolyMASC accounted for using the purchase method (see Note 2). Amortization of these purchased intangibles is calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years. Amortization of assembled workforce and goodwill is included as a separate item on our Consolidated Statements of Operations. Effective July 1, 2002, amortization of goodwill and assembled workforce will cease and will be assessed at least annually for impairment (see Recent Accounting Pronouncements below). Acquired in-process research and development without alternative future use was expensed when acquired.

Long-Lived Assets

        Valentis accounts for its long-lived assets under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). In accordance with SFAS 121, Valentis identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company's long-lived assets consist primarily of machinery and equipment, leasehold improvements, and acquired intangible assets. During fiscal 2002, the Company recorded a loss of approximately $136,000 on disposal of assets of PolyMASC, the Company's wholly owned subsidiary, as PolyMASC exited its facilities in London, England in September 2001. No other impairment events have occurred with respect to the Company's long-lived assets, except for the restructuring related charge described in Note 15.

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

        All stock-based awards to non-employees are accounted for at their fair value, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issued Task Force Issue 96-18 ("EITF 96-18"). Stock-based awards to non-employees not immediately vested are subject to periodic revaluation over their vesting terms.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Valentis believes the clinical trial expense accounting policy represents its most significant estimates used in the preparation of its consolidated financial statements. Valentis' accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis' clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

Net Loss Per Share

        Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase. Diluted earnings per share include the effect of options, warrants and convertible securities, if dilutive. Diluted net loss per share has not been presented separately as, given the net loss position for all periods presented, the result would be anti-dilutive.

        The calculation of basic net loss per share for the years ended June 30, 2000 excludes 13,473 shares of common stock which were outstanding but were subject to Valentis' right of repurchase which expires ratably over four years. There were no outstanding shares subject to Valentis' right to repurchase for the year ended June 30, 2002 or 2001, and 13,000 shares subject to repurchase for the year ended June 30, 2000.

        The following have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive: options to purchase 4,122,198 shares of common stock at a weighted average price of $5.96 per share at June 30, 2002, options to purchase 3,080,932 shares of common stock at a weighted average price of $7.54 per share at June 30, 2001, and options to purchase 2,072,344 shares of common stock at a weighted average price of $6.69 per share at June 30, 2000.

        In December 2000, in connection with the sale of 31,500 shares of Series A convertible redeemable preferred stock (see Note 12), at a purchase price of $1,000 per share, the Company issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of common stock and warrants to purchase up to an aggregate of 140,000 shares of common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additionally, the Series A convertible redeemable preferred stock is convertible into 3,499,996 shares of common stock.

        In January 2002, a Series A preferred stockholder converted all of its 700 shares of our Series A redeemable convertible preferred stock into 77,777 shares of the Company's common stock. The remaining 30,800 shares of Series A convertible redeemable preferred stock is convertible into 3,422,219 shares of common stock.

        The options, convertible redeemable preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30, 2002	June 30, 2001
Unrealized gain on available-for-sale securities	$1	$107
Foreign currency translation adjustments	(124)	543

Accumulated other comprehensive income (loss)	$(123)	$650

401(k) Plan

        In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching 25% contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31 of each year and vests according to the employee's years of employment with the Company. In fiscal 2002, 2001 and 2000, Valentis contributed 39,170, 15,493 and 14,676 shares of its common stock, respectively, to the 401(k) Plan. Compensation expense related to this match was approximately $138,000, $110,000 and $132,000 in fiscal 2002, 2001 and 2000, respectively.

Current Vulnerability to Certain Concentrations

        Valentis has contracted with third-party manufacturers to produce GMP biopharmaceuticals. The Company has also contracted for drug formulation filling and finishing. Should the Company not be able to obtain sufficient quantities of GMP biopharmaceuticals, or sufficient drug formulation and finishing capacity from its third-party suppliers, or additional third-party GMP contract manufacturing organizations or drug formulation filling and finishing suppliers, certain development and clinical activities may be delayed.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, amounts assigned to assembled workforce will be reclassified to goodwill and goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company will adopt SFAS 142 on July 1, 2002. As of June 30, 2002, the Company had approximately $409,000 of goodwill, which will be subject to the new accounting rules.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company will adopt SFAS 144 on July 1, 2002 and does not believe such adoption will have a material impact on its results of operations, financial position, or cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the financial statement impact, if any, of adoption of SFAS No. 146.

Business Segments

        The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information and has determined that it operates in one business segment, the research of biopharmaceutical medicines and delivery technologies.

Reclassifications

        Certain prior year amounts have been reclassified on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements to conform to current year presentation, including the presentation of goodwill and other assets.

2.    ACQUISITION OF POLYMASC PHARMACEUTICALS PLC

        On August 27, 1999, Valentis acquired PolyMASC Pharmaceuticals plc ("PolyMASC") for approximately 4.4 million shares of Valentis common stock, valued at approximately $20.1 million based on an average Valentis stock price of $4.56 at the date the transaction was announced. The acquisition was accounted for as a purchase.

        The total cost of the merger was approximately $20.9 million, determined as follows (in thousands):

Fair value of Valentis common stock issued	$20,066
Transaction costs	837

$20,903

        Based on a valuation of tangible and intangible assets and liabilities assumed, Valentis has allocated the total cost of the acquisition to the net assets of PolyMASC as follows (in thousands):

Tangible assets acquired	$1,600
In-process research and development	14,347
Intangible assets—assembled workforce and goodwill	7,061
Liabilities assumed (including PolyMASC transaction costs)	(2,105)

$20,903

        Currently, none of the products utilizing PolyMASC's PEGylation technology have entered any stage of human clinical testing or been approved for marketing. The Company's strategy was to develop and commercialize products through alliances with pharmaceutical and biotechnology companies. Currently, due to a prioritization of the Company's research and development efforts, our strategy has shifted to license the PEGylation technology to corporate partners.

        A valuation of the purchased assets was undertaken to assist the Company in determining the fair value of each identifiable intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired in-process research and development. To determine the value of the technology in the development stage, we considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in completing pharmaceutical research and development and obtaining regulatory approval to sell the resulting products. The analysis resulted in $14.3 million of the purchase price being charged to in-process research and development, as there were no alternate future uses of the technology. The intangible assets, consisting of assembled workforce and goodwill, were assigned a value of $7.1 million and were being amortized over their estimated useful lives of three years. As of June 30, 2002, the Company had approximately $409,000 of goodwill, which will no longer be amortized but will be subject to an impairment analysis on at least an annual basis in accordance with rules of SFAS 142. Management believes that the amounts are reasonable and reflect the fair value of the assets acquired.

        In April 2001, the Company announced that it would reorganize all of its PEGylation research activities from its facilities in London, England into its preclinical research and development center in The Woodlands, Texas. Twenty-one full time research and development and general and administrative employees in London were terminated. For the year ended June 30, 2001, expenses of approximately $342,000 were recorded for the closure of the London facilities, severance for the affected employees and other expenses associated with the reorganization. The consolidation was substantially completed and all consolidation related expenses were fully paid as of September 2001.

3.    INVESTMENTS

        Investments consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2002
Money market funds	$9,538	$—	$9,538
Corporate debt securities	7,891	1	7,892

	17,429	1	17,430
Less amounts classified as cash equivalents	(9,538)	—	(9,538)

Total short-term investments	7,891	1	7,892
Long-term investments (corporate debt securities)	—	—	—

Total investments	$7,891	$1	$7,892

June 30, 2001
Money market funds	$9,048	$—	$9,048
Commercial paper	2,992	2	2,994
Corporate debt securities	22,021	121	22,142

	34,061	123	34,184
Less amounts classified as cash equivalents	(12,040)	(2)	(12,042)

Total short-term investments	22,021	121	22,142
Long-term investments (corporate debt securities)	1,453	(14)	1,439

Total investments	$23,474	$107	$23,581

        Unrealized gains or losses have not been material and have been presented net. There were no realized gains or losses in any period presented. Our cash and cash equivalents, interest and other receivables, and accounts payable are carried at historical cost, which approximates their fair value because of the short-term nature of these accounts.

        At June 30, 2002, the contractual maturities of investments were all one year or less.

4.    COLLABORATIVE AGREEMENTS

        The 2002, 2001 and 2000 revenue contributions attributable to milestone achievements and collaborative research and development performed under our corporate collaborations, and grant revenues are (in thousands):

	Year ended June 30,
	2002	2001	2000
Collaborative research and development revenue:
Roche Holdings, Ltd.	$3,333	$2,959	$3,778
Boehringer Ingelheim	—	267	533
Eli Lilly	—	—	494
Other	487	1,071	446

	3,820	4,297	5,251
Grant Revenue	17	349	338

Total Revenue	$3,837	$4,646	$5,589

        To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of corporate collaborations, Valentis generally receives research and development funding on a quarterly basis in advance of associated research and development costs.

Roche Holdings Ltd. ("Roche")

        Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired the rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim and now a subsidiary of Roche, originally signed in February 1995. The agreement provides for research and development of GeneMedicine products to treat head and neck tumors and melanoma (the "Roche Agreement"). Pursuant to the Roche Agreement, Roche agreed to fund $25.0 million of research and development at $5.0 million per year plus certain amounts for the achievement of milestones of which $20.9 million had been funded prior to the merger with GeneMedicine. Roche also made equity investments in GeneMedicine that were converted into 611,785 shares of Valentis common stock at the time of the merger and acquired a five-year warrant to purchase 611,785 shares of Valentis common stock at an exercise price of $36.78 per share. The warrant was not exercised and expired on April 11, 1999. Revenue recognized under the collaborative research agreement with Roche, after the merger with GeneMedicine was $3.3 million (87% of total revenue), $3.0 million (64% of total revenue) and $3.8 million (68% of total revenue) for the years ended June 30, 2002, 2001 and 2000, respectively. Fiscal year 2000 revenue included $3.0 million of research and development funding and a milestone payment of $750,000.

        In August 1998, the Roche Agreement was amended and extended through February 2002. The amendment modified the field of the agreement to gene therapy using the IL-2, IFN-a or IL-12 genes for the treatment of cancer, and required Valentis to conduct a Phase II clinical trial of the IL-2 GeneMedicine, and a Phase I / II clinical trial for each of the IFN-a and IL-12 GeneMedicine products. As part of the amendment, we received the right to commercialize products developed under the agreement if Roche does not initiate Phase III clinical trials on products within twelve months after the completion of Phase II trials. Valentis also agreed to forego a $2 million equity purchase by Roche due on February 1, 1999 in return for a $2 million payment to be made to us by February 1, 2000 for reimbursement of development activities and an additional $2 million milestone upon enrollment of the first patient in a Phase III clinical study. Subsequently, Valentis and Roche signed a further amendment postponing the $2 million reimbursement payment due on February 1, 2000 to February 1, 2001.

        Included in deferred revenue at June 30, 2001, is $3.3 million related to the Roche Agreement. At June 30, 2002, this deferred revenue was fully recognized through the performance of the related contract research.

        In January 2002, the Company suspended clinical development of its cancer immunotherapy products following release of clinical data from a Phase II clinical trial of an IL-2 GeneMedicine product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

        Also through the merger with GeneMedicine, Valentis acquired a worldwide co-exclusive license, with the right to sublicense, from Syntex (U.S.A.) Inc., (now also a subsidiary of Roche), to its cationic lipid gene delivery technology (DOTMA) for in vivo gene therapy uses. The rights under this agreement continue even though the original agreement with Syntex ended.

pAlliance™ with DSM Biologics ("DSM")—Qiagen N.V. ("Qiagen")

        In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the entire gene therapy industry. In May 1999, Qiagen N.V. joined the manufacturing alliance, referred to as the pAlliance™. The goal of this alliance was to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted plasmid DNA contract manufacturing services and to produce high-quality, ultrapure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products.

        Under the agreement, Valentis licensed our proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $250,000 in milestone fees under the agreement. On August 19, 2002, Valentis provided notice to DSM of breach for DSM's failure to pay milestone fees to Valentis. DSM has failed to cure such breach within the time period provided for cure, and Valentis intends to terminate the agreement.

Boehringer Ingelheim International GmbH ("BI")

        In September 1999, Valentis entered into a 15-month collaborative agreement with BI for the development of GeneMedicine products for rheumatoid arthritis. Under the terms of the agreement, BI and Valentis conducted evaluations of BI's proprietary genes with Valentis' proprietary gene delivery systems in several animal models of rheumatoid arthritis. The collaboration, completed in November 2000, did not result in products that will be taken into a clinical program and the collaboration agreement expired according to its terms.

Eli Lilly ("Lilly")

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

5.    LICENSE AND RESEARCH AGREEMENTS

License-out agreements

        Valentis has licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, (the pharmaceutical division of American Home Products), GlaxoSmithKline, Lexicon Genetics, and Pfizer, Inc. for functional genomics research. These agreements generally include up front payments and annual maintenance fees, which are non-cancelable and recognized at the time of contract signing. Revenues in aggregate recognized from these agreements to date is approximately $625,000.

        Valentis has established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

Sponsored research agreements

        Valentis has entered into several sponsored research agreements with universities. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $0.7 million, $1.7 million and $1.8 million for the years ended June 30, 2002, 2001 and 2000, respectively.

6.    OTHER ACQUIRED TECHNOLOGY

        In April 1999, Valentis acquired rights to intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2002, no revenues have been derived from the license of this technology.

7.    PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	June 30,
	2002	2001
Machinery and equipment	$6,141	$8,134
Furniture and fixtures	1,345	2,194
Leasehold improvements	10,714	10,834

	18,200	21,162
Less accumulated depreciation	(14,674)	(14,625)

Property and equipment, net	$3,526	$6,537

        Property and equipment at June 30, 2002 and 2001 includes assets under equipment financing agreements of approximately $0.4 million and $3.1 million, respectively. Accumulated amortization related to these assets was approximately $0.2 million and $2.5 million at June 30, 2002 and 2001, respectively.

8.    ACQUIRED INTANGIBLE ASSETS

        Acquired intangible assets consist of the following (in thousands):

	June 30,
	2002	2001
Assembled workforce	$1,558	$1,558
Goodwill	15,334	15,334

	16,892	16,892
Accumulated amortization	(16,483)	(11,569)

	$409	$5,323

9.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	June 30,
	2002	2001
Accrued research and development expenses	$666	$1,037
Accrued clinical trial costs	2,047	1,887
Accrued PolyMASC close-down costs	—	342
Accrued restructuring charges	837	—
Accrued legal expenses	721	100
Other	436	412

Total	$4,707	$3,778

10.  LONG-TERM DEBT

Operating Line of Credit

        In June 1995, Valentis established a line of credit for $8.0 million with a commercial bank. In May 1998 in accordance with the terms of the agreement, the entire balance was converted into a term loan at the bank's prime rate plus 0.5% with payments due in equal monthly installments. For the period ending June 30, 2002, interest rates associated with this loan ranged from 4.90% to 7.50%. As of June 30, 2002, the Company has fully repaid the loan and fully utilized the borrowing capacity under this agreement.

Equipment Financing

        In October 1998, Valentis entered into an equipment financing agreement with a financing company. The Company financed $366,000 in equipment purchases under this agreement structured as a loan. The equipment loan is being repaid over 43 months at an interest rate of 10.1% and is secured by the related equipment. As of June 30, 2002, the outstanding balance under this financing agreement was $138,000, which will be paid during the year ended June 30, 2003. Valentis has fully utilized the borrowing capacity under this agreement.

        The carrying amounts of these long-term debt obligations approximate their fair value determined using a discounted cash flow model and Valentis' current incremental borrowing rate.

11.  OPERATING LEASE COMMITMENTS

        Valentis leases its facilities and certain equipment under operating leases. These leases expire between October 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimal annual rental commitments under the operating leases at June 30, 2002 are as follows (in thousands):

Year ended June 30,
2003	$1,648
2004	1,662
2005	940
2006	249
2007	256
Thereafter	65

$4,820

        Aggregate future minimum sublease income to be received under the Company's facility subleases as of June 30, 2002 totals approximately $970,000, which will offset rent expense in the years ended June 30, 2003, 2004 and 2005 by approximately $598,000, $307,000 and $65,000, respectively. Gross rent expense for the years ended June 30, 2002, 2001 and 2000 was approximately $1.7 million, $1.8 million and $1.9 million, respectively. Gross sublease income for the years ended June 30, 2002, 2001 and 2000 was approximately $475,000, $507,000 and $154,000, respectively.

12.  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable Convertible Preferred Stock and Common Stock Warrants

        On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock ("Series A preferred stock"), at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock to purchasers of the Series A preferred stock, and Class A warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A preferred stockholder converted 700 shares of Series A preferred stock into 77,777 shares of common stock. As of June 30, 2002, 30,800 shares of Series A preferred stock were outstanding. The 30,800 shares of Series A preferred stock that remain outstanding are convertible into 3,422,219 shares of common stock. All of the common stock purchase warrants remain outstanding.

Series A preferred stock

        The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the year ended June 30, 2002 and 2001 were 631,124 shares and 132,054 shares, respectively. The accrued dividends as of June 30, 2002 were approximately $65,000.

        Each share of Series A preferred stock, together with accrued and unpaid dividends, is convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $9.00, subject to certain adjustments.

        Furthermore, in the event of the Company's liquidation, the holders of the Series A preferred stock will be entitled to a liquidation preference, equal to $1,000 per share plus accrued and unpaid dividends, before any amounts are paid to the holders of the Company's common stock.

        The Series A preferred stock shall be redeemed by Valentis on June 4, 2004, subject to a one-year extension at the option of the holder, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends. The holders of the Series A preferred stock may also require that the Company redeem their shares, at a price equal to $1,000 per share plus accrued and unpaid dividends per share, under certain circumstances, including in the event that the Company's common stock ceases to be listed on the Nasdaq National Market, there is a fundamental change in control of the Company, or the Company breaches any of the Company's covenants to the holders. One of those covenants requires the Company to maintain cash or cash equivalents balances of at least 50% of the aggregate purchase of the outstanding Series A preferred stock. The redemption rights of the Series A preferred stockholders preclude the Company from classifying the Series A preferred stock within stockholders' equity.

        In August 2002, we announced that we received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum $50 million market capitalization requirement set forth in Marketplace Rule 4450(b)(I)(A), and that its securities were therefore subject to delisting from the Nasdaq National Market, effective at the opening of business on August 30, 2002, unless the Company requested a hearing prior to that time.

        We requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing has been scheduled for October 4, 2002. We have been advised that the hearing request stays the delisting of the Company's securities, pending a decision by the Panel. On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined plans that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities. There can be no assurance that we will successfully execute any of those plans or that the Panel will grant us additional time after the October 4, 2002 hearing date to achieve compliance. If the Company's securities are delisted from the Nasdaq National Market, holders of the Company's preferred stock will have the right to require the Company to redeem some or all of the preferred stock. Assuming that the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy those redemption obligations.

        Beginning December 5, 2002, Valentis may redeem all, but not less than all, of the outstanding shares of Series A preferred stock if the closing bid price of the Company's common stock exceeds $24.83 (subject to adjustment upon the occurrence of certain events such as stock split) for twenty consecutive trading days.

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

Class A Warrants

        Valentis issued common stock purchase warrants, Class A, exercisable for an aggregate of 959,512 shares of common stock to the purchasers of the Series A preferred stock and to the placement agents. The Class A Warrants are immediately exercisable and remain exercisable for four years at an exercise price of $10.25 per share, subject to adjustment. In the event that the average closing bid price of the common stock during any ten consecutive trading days exceeds 275% of the exercise price, the Company may cancel the Class A warrants or require that the holders exercise the warrants.

Class B Warrants

        Valentis issued common stock purchase warrants, Class B, to the purchasers of the Series A preferred stock, exercisable for an aggregate of 307,316 shares of common stock. The Class B Warrants become exercisable one year after issuance and remain exercisable for three years at an exercise price of $10.25 per share, subject to adjustment. If, at any time before the one-year anniversary of the issuance of the warrants, the closing bid price of our common stock exceeds $23.99 per share for twenty consecutive trading days, these warrants shall be cancelled.

Summary of Certain Preferred Stock and Warrant Accounting

        The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 1,266,828 shares of common stock issued in the private placement. The $6.0 million value of the warrants is subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds are used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The discounted conversion price is compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

        The accretion of Class A and Class B warrants for the year ended June 30, 2002 and 2001 was approximately $1.7 million and $984,000, respectively. The accretion of the beneficial conversion feature for the years ended June 30, 2002 and 2001 was approximately $314,000 and $179,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Dividends on the preferred stock, calculated at the rate of 5% per annum, were approximately $1.6 million and $898,000 for the years ended June 30, 2002 and 2001, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the redeemable preferred stock and are accreted over the 3.5-year term of the securities. Accretion of approximately $550,000 and $316,000 for the years ended June 30, 2002 and 2001, respectively, was included in the calculation of net loss applicable to common stockholders.

        To the extent any shares of Series A preferred stock are redeemed and converted prior to June 4, 2004, all associated amounts of warrant discount, beneficial conversion feature and issuance costs not yet accreted will be accreted at the time of conversion or redemption. At June 30, 2002, the remaining amounts of warrant discount, beneficial conversion feature and issuance costs not yet accreted totaled approximately $3.0 million.

        In January 2002, a Series A preferred stockholder converted all of its 700 shares of its Series A redeemable convertible preferred stock, with a stated value of $1,000 per share, into 77,777 shares of the Company's common stock at a conversion price of $9.00 per share, for an aggregate conversion price of $700,000. However, at the time of conversion, the series A shares had not been accreted to their full value, thus the aggregate conversion price reflected on the statement of shareholder's equity is $657.000. The Series A preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 21,322 and 6,830 shares of our common stock, respectively.

Tender Offer

        In May 2002, Valentis commenced a tender offer to purchase for cash 16,940, or 55%, of the outstanding shares of its Series A Convertible Redeemable Preferred Stock and 55% of the related outstanding Common Stock Purchase Warrants, Class A and Common Stock Purchase Warrants, Class B, which were issued to holders of Series A preferred stock in connection with their acquisition of Series A preferred stock.

        The purpose of the tender offer was to retire 55% of the outstanding shares of our Series A preferred stock. Our Series A preferred stock has certain rights and privileges that preclude us from classifying the Series A preferred stock within stockholders' equity. We stated that, in order to finance the tender offer, we planned to offer and sell shares of a newly-created series of preferred stock, which would be designated Series B convertible preferred stock, par value, $0.001 per share and would be convertible into shares of our common stock at a fixed conversion price that is based on the current market price of our common stock. The Series B preferred stock would have terms substantially similar to the existing Series A preferred stock, except that the new series of preferred stock would not have the same redemption privileges and would be classified as equity. Accordingly, issuing shares of the Series B preferred stock and retiring outstanding shares of the Series A preferred stock would have the effect of increasing our stockholders' equity. For continued listing of the Company's common stock on the Nasdaq National Market, the Company must maintain certain quantitative criteria, including minimum $10 million of stockholders' equity. As of June 30, 2002, the Company did not meet these criteria.

        On September 30, 2002, we announced that we are terminating and withdrawing the tender offer and pursuing other options with respect to restructuring the Series A preferred stock. See also Note 16 subsequent events.

Common Stock

        In April 2000, Valentis completed a private placement of 1,915,000 shares of newly issued common stock at $10.00 per share, resulting in net proceeds to the Company of approximately $18.8 million.

        In December 2001, the Company's stockholders approved an amendment to Valentis' Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 45,000,000 to 65,000,000.

        In December 2001, Valentis completed an underwritten public offering of 6,130,007 shares of its common stock at $2.25 per share, resulting in net proceeds to the Company of approximately $12.6 million.

Common Stock Warrants

        In June 1995, Valentis issued a warrant to purchase 28,969 shares of common stock at $3.88 per share to the commercial bank providing a line of credit to us. In accordance with the terms of the warrant, the number of shares subject to the warrant was reduced from 28,969 to 24,140 in July 1995. The warrant was exercised in May 2000 for a net issuance of 12,606 shares. In connection with an equipment financing agreement in May 1996, Valentis issued a warrant to purchase 38,238 shares of common stock at $3.88 per share. The warrant was exercised in January 2000 for a net issuance of 25,600 shares.

Equity Incentive Plan

        In July 1997, the Board of Directors amended and restated the 1993 Stock Option Plan, renamed it as the 1997 Equity Incentive Plan (the "Incentive Plan") and reserved 2,100,000 shares of Valentis' common stock for issuance under the Incentive Plan. Shareholders approved the Incentive Plan in September 1997. Additional reserves of 1,000,000 and 2,000,000 shares were added to the plan as approved by the stockholders in December 1998 and December 2000, respectively. The Incentive Plan provides for grants to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2002, options for 3,403,979 shares had been granted under this plan.

        In December 1998, the Board of Directors adopted and stockholders approved the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering 200,000 shares of common stock of Valentis. Option grants under the Directors' Plan are non-discretionary. In December 2000, the Company's stockholders approved an amendment to the Directors' plan that increased the number of shares reserved for issuance under the Directors' plan by 200,000. Pursuant to the terms of the Directors' Plan, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 25,000 shares of common stock, and commencing with the annual meeting of stockholders in 1998, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of June 30, 2002, options for 315,000 shares had been issued to non-employee directors under this plan.

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

        In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the "NQ Plan") covering 3,000,000 shares of common stock of Valentis. The NQ Plan provides for grants of Nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2002, options for 1,015,910 shares had been granted under this plan.

        Activity under all option plans was as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number Of Shares	Price Per Share	Weighted Average Exercise Price
Balance at June 30, 1999	1,686,142	2,462,871	$0.30-$17.08	$6.98

Options granted	(1,066,497)	1,066,497	$3.50-$15.56	$6.30
Options exercised	—	(841,446)	$0.30-$14.67	$6.98
Options canceled	615,578	(615,578)	$0.30-$17.08	$7.17
Shares repurchased	1,373	—	$0.30-$ 1.50	$0.66

Balance at June 30, 2000	1,236,596	2,072,344	$0.30-$16.20	$6.69

Additional authorization	5,200,000
Options granted	(1,330,743)	1,330,743	$4.37-$11.75	$8.91
Options exercised	—	(152,288)	$1.50-$ 8.54	$5.47
Options canceled	169,867	(169,867)	$3.50-$15.32	$9.12

Balance at June 30, 2001	5,275,720	3,080,932	$0.30-$16.20	$7.54

Options granted	(1,861,878)	1,861,878	$2.05-$ 5.87	$3.62
Options exercised	—	(31,631)	$0.77-$ 1.50	$1.46
Options canceled	788,981	(788,981)	$2.20-$14.89	$5.30

Balance at June 30, 2002	4,202,823	4,122,198	$0.30-$16.20	$5.96

        The options outstanding at June 30, 2002 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share	Options Outstanding at June 30, 2002	Weighted Average Remaining Contractual Life (in years)	Options Vested and Exercisable at June 30, 2002	Weighted Average Exercise Price
$ 0.30-$ 3.94	1,291,950	8.78	367,758	$2.64
$ 4.01-$ 4.94	515,098	8.13	218,519	$4.42
$ 5.00-$ 5.88	768,848	7.51	454,027	$5.59
$ 6.13-$ 9.85	998,863	7.40	692,390	$8.23
$10.07-$16.20	547,439	6.85	414,052	$12.08

	4,122,198	7.87	2,146,746	$7.07

        The weighted average exercise price of options granted in fiscal 2002, 2001 and 2000 was $3.62, $5.11 and $3.58, respectively.

1997 Stock Purchase Plan

        In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 200,000 shares of common stock. An additional 200,000 shares was added to the plan as approved by the stockholders in December 2000. The Purchase Plan was approved by stockholders in September 1997 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Of the 400,000 shares reserved under the plan, 5,381 shares were available for issuance at June 30, 2002 and 394,619 shares had been issued under the Purchase Plan at an average purchase price of $3.66 per share. At its Annual Meeting of Stockholders to be held in December 2002, the Company will solicit shareholder's approval to increase the aggregate number of shares of common stock reserved for issuance under the plan by 400,000 shares.

Stocks Issued Under the Valentis Inc. 401(k) Plan

        In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching 25% contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31 of each year and vests according to the employee's years of employment with the Company. In fiscal 2002, 2001 and 2000, Valentis contributed 39,170, 15,493 and 14,676 shares of its common stock, respectively, to the 401(k) Plan. Compensation expense related to this match was approximately $138,000, $110,000 and $132,000 in fiscal 2002, 2001 and 2000, respectively.

Deferred Compensation Expense

        Valentis has recorded deferred compensation expense for the difference between the exercise price and the fair value of our common stock, as determined by the Board of Directors, for options granted through June 30, 1997. The deferred compensation is being amortized to expense over the vesting period of the options, generally four years. Amortization of $10,000, $94,000 and $216,000 were recorded in fiscal 2002, 2001 and 2000, respectively.

Stock-Based Compensation Pro Forma Information

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

        Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if Valentis has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Options			Stock Purchase Plan Shares
Years ended June 30,
	2002	2001	2000	2002	2001	2000
Expected life (in years)	2.4	2.4	2.3	0.5	0.5	0.5
Risk-free interest rate	3.99%	4.95%	6.02%	3.99%	4.95%	6.06%
Volatility	1.28	0.97	0.97	1.28	0.97	0.97
Dividend yield	—	—	—	—	—	—

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Valentis' employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and shares issued pursuant to the employee stock purchase plan, nor do they necessarily represent the effects of employee stock options and employee stock purchase plans on reported net income for future years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Valentis' pro forma information follows (in thousands except for net loss per share information):

	Year ended June 30,
	2002	2001	2000
Net loss applicable to common share holders- as reported	$(37,237)	$(40,576)	$(47,655)
Net loss applicable to common share holders- pro forma	$(40,121)	$(44,332)	$(50,174)
Net loss applicable to common share holders per share-as reported	$(1.12)	$(1.37)	$(1.80)
Net loss applicable to common share holders per share-pro forma	$(1.21)	$(1.50)	$(1.90)

Stock-Based Awards to Non-Employees

        In fiscal years 2002, 2001, and 2000, Valentis granted to consultants options to purchase 120,000, 65,000 and 65,000 shares of common stock, respectively. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using a Black-Scholes model. Assumptions used for valuing the options for 2002 were an estimated volatility of 1.28, risk free interest rate of 3.99%, no dividend yield and an expected life of each option of 10 years. Assumptions used for valuing the options for 2001 were an estimated volatility of 0.97, risk free interest rate of 4.95%, no dividend yield and an expected life of each option of 10 years. Assumptions used for valuing the options for 2000 were an estimated volatility of 0.97, risk free interest rate of 6.02%, no dividend yield and an expected life of each option of 10 years. Expenses of approximately $349,000, $784,000 and $696,000 were recognized in fiscal 2002, 2001 and 2000, respectively, related to these grants.

Shares of Common Stock Reserved for Issuance

        At June 30, 2002, shares of common stock reserved for future issuance are as follows:

Number of shares
401(k) Plan	31,811
Common Stock Warrants	1,266,828
Employee Stock Purchase Plan	5,381
Series A preferred stock	3,422,219
Series A preferred stock Dividend	24,322
Stock Option Plans	5,327,162

Total	10,077,723

13.  INCOME TAXES

        There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

	June 30,
	2002	2001
Deferred Tax Assets:
Net operating loss	$64,900	$51,800
Research and development credits	3,800	4,100
Capitalized research and development	3,800	5,000
Other	1,700	3,600

Total Deferred Tax Assets	74,200	64,500

Valuation allowance	(74,200)	(64,500)

Net Deferred Tax Assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The Valuation Allowance increased by approximately $9.7 million and $14.1 million during 2002 and 2001, respectively.

        As of June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $183 million, which expire in the years 2006 through 2022, and federal research and development tax credits of approximately $3.0 million, which expire in the years 2008 through 2021.

        As of June 30, 2002, the Company had net operating loss carryforwards for state income tax purposes of approximately $46.0 million, which expire in the years 2003 through 2012, and state research, and development tax credits of approximately $1.0 million, which do not expire.

        Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
2002
Revenue	$1,677	$1,251	$833	$76
Operating expenses (excluding restructuring and other charges)	9,923	10,273	8,967	7,342
Restructuring charges	—	—	1,725	87
Net loss	(7,622)	(8,864)	(9,882)	(6,722)
Deemed dividend	(649)	(649)	(775)	(517)
Dividends on redeemable, convertible preferred stock	(394)	(393)	(384)	(386)
Net loss applicable to common stockholders	(8,665)	(9,906)	(11,041)	(7,625)
Basic and diluted net loss per share applicable to common stockholders	(0.29)	(0.33)	(0.30)	(0.20)
2001
Revenue	$986	$1,183	$1,001	$1,476
Operating expenses	10,245	11,204	10,374	12,318
Net loss	(9,027)	(9,644)	(9,113)	(10,415)
Deemed dividend	—	(181)	(649)	(649)
Dividends on redeemable, convertible preferred stock	—	(110)	(394)	(394)
Net loss applicable to common stockholders	(9,027)	(9,935)	(10,156)	(11,458)
Basic and diluted net loss per share applicable to common stockholders	(0.31)	(0.34)	(0.34)	(0.38)

15.  CORPORATE RESTRUCTURING

        In conjunction with the Company's announcement that it would suspend clinical development of its cancer immunotherpy products in January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

        For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which $1.5 million was recorded for employee severance. Of the $1.5 million severance charge, approximately $700,000 has been paid and approximately $800,000 has been accrued as of June 30, 2002. All of the 47 employees whose positions were eliminated have been terminated as of June 30, 2002 and the accrued employee severance of approximately $800,000 is expected to be paid out by the second quarter of fiscal 2003. In addition, the Company wrote off certain equipment and furniture located in The Woodlands Facility that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded as an impairment charge associated with the Company's restructuring plan.

        In connection with the reduction in workforce, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification did not result in the Company recording any stock-based compensation charges, as the exercise prices of the options exceeded the per share price of the Company's common stock at the date of the modification.

        As a result of its restructuring, the Company has significantly reduced its presence in Texas. The Company leases and currently occupies a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands Facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company plans to assign or sublease its Woodlands facility. Based on market analysis, the Company believes that its lease obligations for The Woodlands Facility can be assigned or subleased without material financial impact. Therefore, the Company has not recorded, nor does the Company anticipate recording, a charge related to exiting these facilities. As a result of its restructuring, the Company expects operating and depreciation expenses to decrease in fiscal year 2003.

16.  SUBSEQUENT EVENT

        In August 2002, we announced that we received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum $50 million market capitalization requirement set forth in Marketplace Rule 4450(b)(I)(A), and that its securities were therefore subject to delisting from the Nasdaq National Market, effective at the opening of business on August 30, 2002, unless the Company requested a hearing prior to that time.

        We requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The hearing has been scheduled for October 4, 2002. We have been advised that the hearing request stays the delisting of the Company's securities, pending a decision by the Panel. On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined plans that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities. There can be no assurance the Panel will grant our request for additional time after the October 4, 2002 hearing date to achieve compliance.

        Additionally, under the terms of our Series A convertible redeemable preferred stock, upon the delisting of our common stock from the Nasdaq National Market, the holders of the Series A preferred stock would have the right to require us to redeem each share of Series A preferred stock for $1,000 per share, plus accrued dividends. The Series A preferred stock is otherwise mandatorily redeemable beginning on June 4, 2004. As of September 30, 2002, there were 30,800 shares of Series A preferred stock outstanding. We are pursuing a number of options with respect to the redemption rights of the Series A preferred stock holders, including among other actions requesting waivers of such rights from the Series A preferred stockholders and seeking to amend the terms of the Series A preferred stock to eliminate all terms providing for cash redemption of the Series A preferred stock. However, there can be no assurance that any of these efforts will be successful. If they are not successful and the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy our redemption obligation, and as a consequence, we will be required to pursue other strategic alternatives which we are already exploring and which include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

        On September 4, 2002, the board of directors of the Company approved a reverse stock split of common stock. The Company has not yet sought the approval of this action by its stockholders and may do so only by means of a proxy statement for a special meeting.

        On September 30, 2002, the Company withdrew its tender offer to purchase for cash 16,940 of the outstanding shares of its Series A convertible redeemable preferred stock and related Class A and Class B outstanding common stock purchase warrants.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
GENE MEDICINE PRODUCTS FOR CARDIOVASCULAR DISEASE
GENE MEDICINE PRODUCT FOR HEMATOLOGY
GENE MEDICINE PRODUCTS FOR ONCOLOGY
TECHNOLOGY LICENSES
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
VALENTIS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001