Form 10-K/A
period 2002-06-30
VALENTIS INC
filed 2002-10-28
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to            .

Commission file number: 000-22987

VALENTIS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3156660 (I.R.S. Employer Identification No.)

863A Mitten Road
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (650) 697-1900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 23, 2002 based on the closing sales price of the Registrant's common stock, as reported on the Nasdaq National Market, was approximately $5,790,883. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of Common Stock, par value $0.001 per share, of Valentis, Inc. outstanding as of October 23, 2002 was 36,840,095.

EXPLANATORY NOTES

        This Amendment No. 1 on Form 10-K/A is being filed by Valentis, Inc. (the "Company") as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 to: (i) amend and restate in its entirety Part III and (ii) correct a typographical error in Item 8 (Financial Statements and Supplementary Data), in the section "Notes to Consolidated Financial Statements".

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain Information With Respect to Directors

        The following table sets forth certain information with respect to the members of our Board of Directors as of August 31, 2002.

Name of Director	Age	Position	Director Since	Term Expiring
Patrick G. Enright(1)	40	Director	1998	2002
Alan C. Mendelson	54	Director	2001	2002
Raju Kucherlapati, Ph.D.(2)	59	Director	1995	2003
Bert W. O'Malley, M.D.(1)(2)	65	Director	1999	2003
Mark McDade(1)(2)	47	Director	2000	2003
Benjamin F. McGraw, III, Pharm.D.	53	President, Chief Executive Officer and Director	1994	2004
John S. Schroeder, M.D.	65	Director	2002	2004

(1)
Member of Audit Committee

(2)
Member of Compensation Committee

Patrick G. Enright

        Patrick G. Enright, 40, has served as a director of the Company since March 1998 and has performed consulting services for the Company from December 2001 to June 2002. Since June 2002, Mr. Enright has been a principal of Pequot Ventures, where he specializes in healthcare venture capital investments. From March 1998 to December 2001, Mr. Enright was a managing member of Diaz & Altschul Group, LLC, a principal investment group specializing in investments in biopharmaceutical and medical device companies. From March 1995 to February 1998, Mr. Enright served in various executive positions at the Company, including Senior Vice President, Corporate Development and Chief Financial Officer. From September 1993 to June 1994, Mr. Enright was Senior Vice President of Finance and Business Development for Boehringer Mannheim Therapeutics, a pharmaceutical company and a subsidiary of Corange Ltd. From September 1989 to September 1993, Mr. Enright was employed at PaineWebber Incorporated, an investment banking firm, where he became a Vice President in January 1992. Mr. Enright is also currently a director of Infotrieve, Inc. and Codexis, Inc. Mr. Enright received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and his B.S. in Biological Sciences from Stanford University.

Alan C. Mendelson

        Alan C. Mendelson, 54, has served as a director of the Company since February 2001 and as Secretary of the Company since March 2000. Mr. Mendelson is a senior partner of Latham & Watkins, a private law firm, and has been with that firm since May 2000. Previously, Mr. Mendelson was with Cooley Godward LLP, a private law firm, for 27 years and served as the managing partner of its Palo Alto office from May 1990 to March 1995 and from November 1996 to October 1997. Mr. Mendelson served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson previously served as Secretary and Acting General Counsel of Amgen, Inc., a biopharmaceutical company, from April 1990 to March 1991. Mr. Mendelson is also currently a director of US Search.com, Inc. and QLT, Inc. Mr. Mendelson received his J.D. from Harvard Law School and his A.B. in Political Science from the University of California, Berkeley.

Raju Kucherlapati, Ph.D.

        Raju Kucherlapati, Ph.D., 59, has served as a director of the Company since March 1995. Since 2001, Dr. Kucherlapati has been a professor at Harvard Medical School. From 1989 to 2001, Dr. Kucherlapati served as the Lola and Saul Kramer Professor and Chairman of the Department of Molecular Genetics at Albert Einstein College of Medicine. Dr. Kucherlapati is a founder of both Cell Genesys, Inc., a biotechnology company, and Millennium Pharmaceuticals, Inc., a biopharmaceutical company. Dr. Kucherlapati also serves on the boards of directors of Abgenix, Inc., Zyomyx, Inc., GenPath Pharmaceuticals, Inc., Vitivity, Inc. and Millennium Pharmaceuticals, Inc. Dr. Kucherlapati received his Ph.D. in Genetics from the University of Illinois.

Bert W. O'Malley, M.D.

        Bert W. O'Malley, M.D., 65, has served as a director of the Company since March 1999. Dr. O'Malley co-founded GeneMedicine and served as one of its directors from April 1998 to March 1999. Dr. O'Malley has been Chairman of the Department of Molecular and Cellular Biology at Baylor College of Medicine since 1973. He is a member of the National Academy of Science and the Institute of Medicine and is the author of more than 500 scientific publications. Dr. O'Malley's scientific work includes major achievements in the areas of medical endocrinology and reproduction with potentially broad application to the diagnosis of human genetic diseases and the treatment of breast and prostatic cancer. His work includes the invention of the Company's proprietary GeneSwitch™ technology for the genetic regulation of therapeutic proteins. Dr. O'Malley also serves on the board of directors of Rejuvenon Corp. Dr. O'Malley holds a B.S. in Psychology/Chemistry and an M.D. degree from the University of Pittsburgh.

Mark McDade

        Mark McDade, 47, has served as a director of the Company since May 2000. Since January 2001, Mr. McDade has been the Chief Executive Officer of Signature BioScience, Inc., a privately-held company focused on drug discovery. Mr. McDade was the President and Chief Operating Officer of Corixa Corporation, a developer of immunotherapeutic products through 2000. As a co-founder of Corixa in September 1994, he served as its Chief Operating Officer since that company's inception. Prior to Corixa, Mr. McDade held various management positions at Boehringer Mannheim and Sandoz Ltd. Mr. McDade also serves on the boards of directors of Corixa Corporation and Akceli, Inc. Mr. McDade earned an M.B.A. from the Harvard University Graduate School of Business and a B.A. in History from Dartmouth College.

Benjamin F. McGraw, III, Pharm.D.

        Benjamin F. McGraw, III, Pharm.D., 53, has served as the Company's President and Chief Executive Officer since September 1994, when he joined Megabios Corp., and as Chairman since May 1997. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. In August 1999, Valentis merged with PolyMASC Pharmaceuticals, plc. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw also serves on the board of directors of ISTA Pharmaceuticals. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

John S. Schroeder, M.D.

        John S. Schroeder, M.D., 65, has served as a director of the Company since June 2002. Dr. Schroeder is a Professor of Medicine at the Stanford University School of Medicine, where he was an intern and resident from 1962 to 1967, a postdoctoral fellow from 1967 to 1969 and became Chief of the Cardiovascular Medicine Clinic at Stanford after an Assistant and Associate Professorship of Medicine there. Dr. Schroeder is nationally and internationally known for his research in heart transplantation, coronary artery spasm and coronary artery disease, with over twelve books and 270 scientific publications to his credit. Dr. Schroeder received his A.B. from the University of Michigan, Ann Arbor and his M.D. from the University of Michigan Medical School.

Certain Information With Respect to Executive Officers

        The executive officers of our company as of August 31, 2002 are as follows:

Name	Age	Position
Benjamin McGraw, III, Pharm.D.	53	President, Chief Executive Officer and Chairman
J. Tyler Martin, Sr., M.D.	43	Sr. Vice President, Research and Development
Margaret M. Snowden	43	General Counsel
Joseph A. Markey	48	Senior Director of Finance and Controller

        The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows (unless set forth elsewhere in this report):

J. Tyler Martin, Sr., M.D.

        J. Tyler Martin, Sr., M.D. has served as the Company's Senior Vice President, Research and Development since July 2001. Dr. Martin joined the Company as Vice President, Clinical Development and Regulatory Affairs in July 2000. From December 1997 to July 2000, Dr. Martin was Executive Director, Clinical Research and Development at the SyStemix/GTI unit of Novartis, AG. Prior to SyStemix/GTI, Dr. Martin served as Director, Antiviral Clinical Research at Parke-Davis Inc. from April 1997 to November 1997 and as Associate Director of Clinical Research at Chiron Corp. from February 1994 to April 1997. Dr. Martin received an M.D. from the University of Nebraska and a B.S. in chemistry from the University of Nebraska (Kearney). As part of a reduction in staff, Dr. Martin left the Company in October 2002.

Margaret M. Snowden

        Margaret M. Snowden has served as the Company's General Counsel since October 2001. From March 2000 to October 2001, Ms. Snowden served as Vice President, Intellectual Property and Legal Affairs of the Company. Ms. Snowden joined the Company in April 1996 and served previously as Corporate Counsel, Intellectual Property and Licensing. From October 1993 to April 1996, Ms. Snowden was a patent attorney with SyStemix, Inc., a biotechnology company and a subsidiary of Sandoz, Ltd. Ms. Snowden received her J.D. from Boalt Hall School of Law at the University of California, Berkeley, and her B.S. and M.S. in cell and molecular biology from Florida Institute of Technology. As part of a reduction in staff, Ms. Snowden is expected to transition out of the Company, but she is expected to continue to lead the Company's patent infringement litigation.

Joseph A. Markey

        Joseph A. Markey has served as the Company's Senior Director of Finance and Controller since February 2002. From April 2000 to February 2002, Mr. Markey served as Director of Finance of the Company. From July 1979 to April 2000, Mr. Markey held various domestic and international financial positions with International Business Machines Corporation. Mr. Markey received an M.B.A. and a B.S. in finance from the University of Scranton.

Compliance With Section 16(a) Under the Securities Exchange Act of 1934

        Section 16(a) of the Exchange Act of 1934 (the "Exchange Act") requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms which they file.

        Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2002, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

        The following table shows for the fiscal years ended June 30, 2002, 2001 and 2000, compensation awarded or paid to, or earned by, the Company's (i) Chief Executive Officer; (ii) the four most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2002, and (iii) one other individual who would have been one of the most highly compensated except that he was not serving as an executive officer as of June 30, 2002 (the "Named Executive Officers"):

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options/SARs	All Other Compensation(3)
Benjamin F. McGraw, III, Pharm.D., President, Chief Executive Officer and Chairman	2002 2001 2000	$338,185 322,081 304,484	$96,624 91,155 50,000	— — —	183,010 95,000 107,500	$1,380 1,380 1,150
J. Tyler Martin, Sr., M.D., Senior Vice President, Development(4)	2002 2001	$242,175 199,013	$37,803 —	— —	109,220 170,000	$35,994 427	(8)
Margaret M. Snowden, General Counsel	2002 2001 2000	$188,115 185,300 151,013	$37,060 24,663 —	— — —	87,562 10,000 46,400	$403 383 271
Bennet L. Weintraub, Chief Financial Officer and Vice President, Finance(5)	2002 2001 2000	$122,964 189,176 182,379	$44,430 30,317 20,000	— — —	27,000 30,000 39,375	$88,285 590 470	(9)

Alain Rolland, Pharm.D., Ph.D. Senior Vice President, Preclinical Research and Development(6)	2002 2001 2000	$253,801 235,065 216,633	$45,535 41,663 —	— — —	36,000 75,000 69,614	$27,026 501 381	(10)
Joseph A. Markey Senior Director of Finance and Controller(7)	2002 2001 2000	$126,250 116,904 28,750	$17,536 3,625 —	— — —	44,198 — 36,000	$1,484 344 15,083	(11) (12)

(1)
Bonuses reflect payment by the Company to the named executive officer during the fiscal year for such officer's performance in the prior fiscal year.

(2)
As permitted by rules promulgated by the SEC, no amounts are shown where the amounts constitute perquisites and do not exceed the higher of 10% of the sum of the salary and bonus column or $50,000.

(3)
Unless otherwise indicated, amount represents insurance premiums paid by the Company with respect to group life insurance for the benefit of the Named Executive Officers.

(4)
Dr. Martin joined the Company in July 2000 and left the Company in October 2002.

(5)
Represents actual compensation received by Mr. Weintraub during the fiscal year ended June 30, 2002. Mr. Weintraub left the Company in February 2002. His annualized salary for the fiscal year ended June 30, 2002 was $225,294.

(6)
Dr. Rolland left the Company on June 30, 2002.

(7)
Represents actual compensation received by Mr. Markey during the fiscal year ended June 30, 2000. Mr. Markey joined the Company in April 2000. His annualized salary for the fiscal year ended June 30, 2000 was $115,000.

(8)
Represents a mortgage subsidy granted to Dr. Martin valued at $35,475 and $519 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Dr. Martin.

(9)
Represents (i) a $65,581 severance payment by the Company to Mr. Weintraub, (ii) a $22,319 payment for accrued vacation time to Mr. Weintraub, and (iii) $385 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Mr. Weintraub.

(10)
Represents (i) a $26,478 payment for accrued vacation time to Dr. Rolland and (ii) $548 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Dr. Rolland.

(11)
Represents (i) a $1,120 payment for dependant care benefits and (ii) $364 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

(12)
Represents (i) a $15,000 signing bonus and (ii) $83 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under its 1997 Equity Incentive Plan and its 2001 Nonstatutory Incentive Plan (the "Incentive Plans"). As of September 30, 2002, options to purchase a total of 3,816,202 shares were outstanding under the Incentive Plans and options to purchase 2,979,195 shares remained available for grant thereunder.

        The following tables show for the fiscal year ended June 30, 2002, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

Option Grants in Fiscal Year Ended June 30, 2002

Individual Grants
Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Option Granted (#)	% of Total Options Granted to Employees in Fiscal Year(2)
Name			Exercise of Base Price ($/sh) (3)	Expiration Date
					5% ($)	10% ($)
Benjamin F. McGraw, III, Pharm.D.	16,043 93,957 16,842 56,168	0.86 5.05 0.90 3.02%	$4.55 4.55 2.20 2.20	7/22/11 7/22/11 3/12/12 3/12/12	$45,907 268,855 23,302 77,712	$116,336 681,332 59,052 196,938
J. Tyler Martin, Sr., M.D.	4 37,996 38,000 10,382 22,838	* 2.04 2.04 0.56 1.23	4.55 4.55 2.20 2.20 2.20	7/22/11 7/22/11 3/12/12 3/12/12 3/12/12	11 108,724 52,576 14,364 31,598	29 275,529 133,237 36,402 80,075
Margaret M. Snowden	30,586 26,414 11,883 18,679	1.64 1.42 0.64 1.00	4.55 4.55 2.20 2.20	7/22/11 7/22/11 3/12/12 3/12/12	87,521 75,583 16,441 25,844	221,795 191,542 41,665 65,493
Bennet L. Weintraub	15,236 11,764	0.82 6.32	4.55 4.55	7/22/11 7/22/11	43,597 33,662	110,484 85,307
Alain Rolland, Pharm.D., Ph.D	5,251 30,749	2.82 1.65	4.55 4.55	7/22/11 7/22/11	15,026 87,987	38,078 222,977
Joseph A. Markey	26,063 18,135	1.40 0.97	5.87 2.20	7/01/11 3/12/12	96,214 25,091	243,828 63,586

(1)
Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in the Company's Common Stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in the Company's Common Stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent the Company's estimate or projection of the future Common Stock price. The amounts in this table may not necessarily be achieved.

(2)
Based on options to purchase 1,861,878 shares of the Company's Common Stock granted in fiscal year ended June 30, 2002.

(3)
All options were granted at the fair market value at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at June 30, 2002 (#) Exercisable/Unexercisable	Value of Unexercised In- the-Money Options at June 30, 2002 (2) ($) Exercisable/Unexercisable
Benjamin F. McGraw III, Pharm.D.	—	—	195,496 / 250,014	$0 / $0
J. Tyler Martin, Sr., M.D	—	—	105,915 / 198,305	$0 / $0
Margaret M. Snowden	—	—	44,723 / 110,505	$0 / $0
Bennet L. Weintraub	—	—	117,520 / 0	$0 / $0
Alain Rolland, Pharm.D., Ph.D	—	—	171,297 / 0	$0 / $0
Joseph A. Markey	—	—	19,499 / 60,699	$0 / $0

(1)
Fair market value of the Company's Common Stock on date of exercise minus the exercise price.

(2)
Fair market value of the Company's Common Stock on June 30, 2002 was $1.34 minus the exercise price of the options.

COMPENSATION OF DIRECTORS

        Each non-employee director of the Company receives a quarterly retainer of $3,000 and a per meeting fee of $1,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

        Under the Company's 1998 Non-Employee Directors' Stock Option Plan, on the date of the annual stockholders' meeting of each year, each non-employee director will automatically be granted, without further action by the Company, its stockholders or the Board of Directors, an option to purchase 10,000 shares of Common Stock. In addition, each new non-employee director will receive a one time grant to purchase 25,000 shares of Common Stock on the date of the annual stockholders' meeting at which such new director is elected to the Board of Directors. The exercise price of the options granted to the non-employee directors is 100% of the fair market value of the Common Stock on the date of the option grant.

        Mr. Enright, one of the Company's directors, performed consulting services for the Company from December 2001 through June 2002. Mr. Enright received options to purchase 100,000 shares of the Company's Common Stock as consideration for his consulting services.

Compensation Committee Interlocks and Insider Participation

        During the year ended June 30, 2002, none of the Company's executive officers served on the board of any entities whose directors or officers serve on the Company's Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT1

        During the fiscal year ended June 30, 2002, the Compensation Committee of the Board of Directors (the "Compensation Committee") was composed, at various times, of Drs. Stanley T. Crooke, M.D., Ph.D., Bert W. O'Malley, M.D. and Raju Kucherlapati, Ph.D. and Messrs. Arthur M. Pappas and Mark McDade, none of whom were officers or employees of the Company during their respective terms on the Compensation Committee. In March 2002, following the resignations of Dr. Crooke and Mr. Pappas from the Board of Directors, Dr. O'Malley and Mr. McDade were appointed to the Compensation Committee. Dr. Crooke served as Chairman of the Compensation Committee until December 2001, and Mr. McDade has served as Chairman since March 2002. The Compensation Committee is responsible for establishing the Company's compensation programs for all employees, including executives. For executive officers, the Compensation Committee evaluates performance and determines compensation policies and levels, as the Board requests.

(1)
Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, the following reports of the compensation and audit committees and the performance graph on page 11 shall not be incorporated by reference into any such filings.

EXECUTIVE COMPENSATION

        We design our executive compensation programs to attract and retain executives who can lead the Company to meet its business objectives and to motivate them to enhance long-term stockholder value.

The executive officers' annual compensation consists of three elements: cash salary, a cash incentive bonus and stock option grants.

        To determine fair compensation, the Compensation Committee reviews historical and current salary, bonus and stock award information for other comparable companies in similar geographic areas and at similar stages of growth and development. The group of comparable companies is not necessarily the same as the companies included in the market indices included in the performance graph on page 11. The Compensation Committee also reviews a variety of industry surveys throughout the year, which provide additional information about short- and long-term executive compensation. Based in part on this information, the Compensation Committee generally sets salaries, including that of the Chief Executive Officer, at levels comparable to competitive companies of comparable size in similar industries. We structure our management bonus program around both individual and Company performance. We base the total size of the bonus pool on our success in meeting performance goals for the year, accounting for changes the Compensation Committee discussed and agreed to during the course of the year.

        We use the stock option program to give management employees a substantial economic interest in the long-term appreciation of our Common Stock. We grant existing members of management new options on an annual basis to provide a continuing financial incentive. The size of the option grant is related to the executive's position and performance in the previous year.

CHIEF EXECUTIVE OFFICER COMPENSATION

        Dr. McGraw's salary during fiscal year ended June 30, 2002 as President, Chief Executive Officer and Chairman was $338,185. Following the Compensation Committee's review of Dr. McGraw's performance and the Company's performance during fiscal year ended June 30, 2002, the Compensation Committee set Dr. McGraw's annual salary for fiscal year ending June 30, 2003 at $338,185. In addition, if the Company achieves a certain milestone, Dr. McGraw would receive (i) an annual salary for the fiscal year ending June 30, 2003 of $348,331 and (ii) a bonus of $67,637 for performance during the fiscal year ended June 30, 2002. The salary increase would be retroactive to July 1, 2002. In June 2002, the Compensation Committee approved a stock option grant for 100,000 shares of Common Stock for Dr. McGraw, which is within the guidelines for the Chief Executive Officer under our annual stock options grant program. In approving Dr. McGraw's compensation, the Compensation Committee took into account (i) Dr. McGraw's past performance as President, Chief Executive Officer and Chairman of the Board of the Company, (ii) the scope of Dr. McGraw's responsibilities and (iii) the Board's assessment of the Company's achievement of its performance objectives.

FEDERAL TAX CONSIDERATIONS

        Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code.

        The statute containing this law and the applicable Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. As a result, the Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any named Executive Officer in a taxable year, which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to its Named Executive Officers shall be designed to qualify as "performance-based compensation." The Compensation Committee intends to continue to evaluate the effects of the statute and any applicable

Treasury regulations and to comply with Code Section 162(m) in the future to the extent consistent with the best interests of the Company.

CONCLUSION

        A significant portion of the Company's compensation program and Dr. McGraw's compensation are contingent on Company performance, and the realization of such compensation is closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in highly variable compensation for a particular time period.

COMPENSATION COMMITTEE
Mark McDade
Bert W. O'Malley, M.D.
Raju Kucherlapati, Ph.D.

PERFORMANCE MEASUREMENT COMPARISON2

        The following graph shows the total stockholder return of an investment of $100 in cash on June 30, 1997 for (i) the Company's Common Stock, (ii) the Nasdaq Stock Market-U.S. Index (the "Nasdaq Stock Market-U.S.") and (iii) the Nasdaq Pharmaceutical Index (the "Nasdaq Pharmaceutical"). All values assume reinvestment of the full amount of all dividends, if any.

Comparison of Cumulative Total Return on Investment

	1997			1998				1999
	09/15	09/30	12/31	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31
Valentis	100.0	137.5	118.8	77.1	63.5	42.7	42.7	34.4	31.8	42.2	75.0
NASDAQ Composite Index	100.0	103.1	96.1	112.3	115.9	103.6	134.1	150.6	164.3	168.0	248.9
NASDAQ Biotech Index	100.0	104.7	92.8	103.6	97.1	97.5	133.9	152.5	155.3	180.4	269.9
	2000				2001				2002
	03/31	06/30	09/30	12/31	03/31	06/30	09/30	12/31	03/31	06/30	09/30
Valentis	94.8	97.9	68.8	59.4	42.2	52.1	25.0	25.8	23.4	11.2	2.8
NASDAQ Composite Index	279.7	242.6	224.6	151.1	112.6	132.1	91.7	119.3	112.9	89.5	71.7
NASDAQ Biotech Index	335.6	372.5	402.6	332.0	234.7	310.3	227.4	278.2	236.6	156.1	142.3

(2)
This Section is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of June 30, 2002 with respect to the Company's compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,106,288	$6.87	2,218,733
Equity compensation plans not approved by security holders (2)	1,015,910	$3.17	1,984,090

Total	4,122,198	$5.96	4,202,823

(1)
Consists of the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors' Stock Option Plan and the GeneMedicine 1993 Stock Option Plan. These equity compensation plans are more fully described in Note 12 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

(2)
Consists of the 2001 Nonstatutory Incentive Plan (the "Nonstatutory Plan") which was adopted by the Board of Directors in May 2001, covering 3,000,000 shares of Common Stock of the Company. The Nonstatutory Plan provides for grants of nonstatutory stock options to employees, directors and consultants of the Company. The exercise price of options granted under the Nonstatutory Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the Common Stock on the date of the grant. Options under the Nonstatutory Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the Nonstatutory Plan cannot be repriced without the prior approval of the Company's stockholders. As of June 30, 2002, options for 1,015,910 shares had been granted under the Nonstatutory Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 11, 2002 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

BENEFICIAL OWNERSHIP

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Patrick G. Enright (2)	373,665	1.0%
Alan C. Mendelson (3)	36,203	*
Raju Kucherlapati, Ph.D. (4)	60,832	*
Mark McDade (5)	35,311	*
Benjamin F. McGraw, III, Pharm.D. (6)	620,239	1.7%
Bert W. O'Malley, M.D. (7)	52,082	*
J. Tyler Martin, Sr., M.D. (8)	129,913	*
John S. Schroeder, M.D.	—	*
Margaret M. Snowden (9)	77,664	*
Alain Rolland, Pharm.D., Ph.D (10)	169,915	*
Joseph A. Markey (11)	41,655	*
Bennet L. Weintraub (12)	141,920	*
All executive officers and directors as a group (12 persons)	1,739,399	4.7%
State of Wisconsin Investment Board (13) P.O. Box 7842 Madison, WI 53707	3,955,260	10.7%
Entities Affiliated with Wellington Trust Company, N.A. (14) 75 State Street Boston, Massachusetts 02109	5,962,600	16.2%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 36,840,095 shares outstanding on October 11, 2002, adjusted as required by rules promulgated by the SEC.

(2)
Represents: (i) 166,599 shares owned by Mr. Enright; (ii) 8,500 shares held in trust for the benefit of one Mr. Enright's children for which Mr. Enright and his spouse serve as co-trustees; (iii) 7,400 share held in trust for the benefit of one of Mr. Enright's children for which Mr. Enright and his spouse serve as co-trustees; (iv) 2,000 shares held in a partnership of which Mr. Enright is a general partner; and (v) 189,166 shares issuable upon the exercise of stock options granted to Mr. Enright that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes (i) 834 shares issuable upon exercise of stock options granted to Mr. Enright that are not currently exercisable and will not be exercisable with 60 days of October 11, 2002 and (ii) 105,000 shares issuable upon exercise of a currently-exercisable warrant issued to Diaz & Altschul Group, LLC, of which Mr. Enright was a managing member through December 2001.

(3)
Represents: (i) 16,100 shares owned by Mr. Mendelson and (ii) 20,103 shares issuable upon the exercise of stock options granted to Mr. Mendleson that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 14,897 shares issuable upon exercise of stock options granted to Mr. Mendelson that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(4)
Represents: (i) 8,333 shares owned by Dr. Kucherlapati; and (ii) 52,499 shares issuable upon the exercise of stock options granted to Dr. Kucherlapati that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 834 shares issuable upon exercise of stock options granted to Mr. Kucherlapati that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(5)
Represents: 35,311 shares issuable upon the exercise of stock options granted to Mr. McDade that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 9,689 shares issuable upon exercise of stock options granted to Mr. McDade that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(6)
Represents: (i) 46,332 shares owned by Dr. McGraw; (ii) 315,148 shares and 12,112 shares held in an irrevocable trust and in a children's trusts, respectively, for the benefit of Dr. McGraw's children for which Dr. McGraw and his spouse serve as co-trustees; (iii) 246,647 shares issuable upon the exercise of stock options granted to Dr. McGraw that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 298,863 shares issuable upon exercise of stock options granted to Dr. McGraw that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(7)
Represents: 52,082 shares issuable upon the exercise of stock options granted to Dr. O'Malley that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 2,918 shares issuable upon exercise of stock options granted to Dr. O'Malley that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(8)
Represents: (i) 10,998 shares owned by Dr. Martin; and (ii) 118,915 shares issuable upon the exercise of stock options granted to Dr. Martin that are currently exercisable or exercisable within 60 days of October 11, 2002.

(9)
Represents: (i) 9,089 shares owned by Ms. Snowden; and (ii) 68,575 shares issuable upon the exercise of stock options granted to Ms. Snowden that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 136,653 shares issuable upon exercise of stock options granted to Ms. Snowden that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(10)
Represents: (i) 78,440 shares owned by Dr. Rolland; and (ii) 91,475 shares issuable upon the exercise of stock options granted to Dr. Rolland that are currently exercisable.

(11)
Represents: (i) 8,425 shares owned by Mr. Markey and (ii) 33,230 shares issuable upon the exercise of stock options granted to Mr. Markey that are currently exercisable or exercisable within 60 days of October 11, 2002. Excludes 96,968 shares issuable upon exercise of stock options granted to Mr. Markey that are not currently exercisable and will not be exercisable within 60 days of October 11, 2002.

(12)
Represents: (i) 24,400 shares owned by Mr. Weintraub; and (ii) 117,520 shares issuable upon the exercise of stock options granted to Mr. Weintraub that are currently exercisable.

(13)
Based solely on an amended Schedule 13G filed on March 7, 2002 with the SEC.

(14)
Based solely on an amended Schedule 13G filed on February 12, 2002 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        For the fiscal year ended June 30, 2002, the Company paid an aggregate of $422,934 to the law firm of Latham & Watkins for the provision of legal services during that period. Mr. Mendelson, one of the Company's directors, is a partner of Latham & Watkins.

        The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

        Mr. Enright, one of the Company's directors, performed consulting services for the Company from December 2001 through June 2002. Mr. Enright received options to purchase 100,000 shares of the Company's Common Stock as consideration for his consulting services.

CORRECTION OF ITEM 8
(FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)

        Under the heading "Notes to Consolidated Financial Statements" in Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, the date "June 30, 2001" on page 57 is replaced with "June 30, 2002".

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2002.

VALENTIS, INC.
By:	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ BENJAMIN F. MCGRAW III (Benjamin F. McGraw III, Pharm.D.)	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	October 28, 2002
/s/ JOSEPH A. MARKEY (Joseph A. Markey)	Senior Director of Finance and Controller (Principal Financial and Accounting Officer)	October 28, 2002
* (Patrick G. Enright)	Director	October 28, 2002
* (Raju Kucherlapati, Ph.D.)	Director	October 28, 2002
* (Mark McDade)	Director	October 28, 2002
* (Alan C. Mendelson)	Director	October 28, 2002
* (Bert W. O'Malley, M.D.)	Director	October 28, 2002
* (John Schroeder, M.D.)	Director	October 28, 2002
*By:	/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. Attorney-In-Fact

CERTIFICATIONS

I, Benjamin F. McGraw, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Valentis, Inc.;

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

Date: October 28, 2002

/s/ BENJAMIN F. MCGRAW III Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer (Principal Executive Officer)

I, Joseph A. Markey, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Valentis, Inc.;

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

Date: October 28, 2002

/s/ JOSEPH A. MARKEY Joseph A. Markey Senior Director, Finance and Controller (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS
Summary Compensation Table
STOCK OPTION GRANTS AND EXERCISES
Option Grants in Fiscal Year Ended June 30, 2002
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
COMPENSATION OF DIRECTORS
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
PERFORMANCE MEASUREMENT COMPARISON2
Comparison of Cumulative Total Return on Investment
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
BENEFICIAL OWNERSHIP
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
CORRECTION OF ITEM 8 (FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA)
SIGNATURES
CERTIFICATIONS