Form 10-Q
period 2002-09-30
VALENTIS INC
filed 2002-11-15
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2002.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-22987

VALENTIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

863A Mitten Rd., Burlingame, CA	94010
(Address of Principal Executive Offices)	(Zip Code)

650-697-1900

(Registrant’s Telephone Number Including Area Code)

                Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 36,840,095 as of November 13, 2002.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	June 30, 2002
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,575	$11,212
Short-term investments	1,504	7,892
Interest and other receivables	283	471
Prepaid expenses and other current assets	1,142	479
Total current assets	13,504	20,054
Property and equipment, net	3,020	3,526
Goodwill	409	409
Other assets	54	55
Total assets	$16,987	$24,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$577	$68
Accrued compensation	550	1,004
Accrued clinical trial costs	1,369	2,047
Accrued restructuring charges	152	837
Other accrued liabilities	1,346	1,823
Current portion of long-term debt	114	138
Total current liabilities	4,108	5,917
Commitments
Series A redeemable convertible preferred stock	26,472	25,828
Stockholders’ equity (net capital deficiency):
Common stock	37	37
Additional paid-in capital	183,581	184,595
Accumulated other comprehensive income (loss)	(349)	(123)
Accumulated deficit	(196,862)	(192,210)
Total stockholders’ equity (net capital deficiency)	(13,593)	(7,701)
Total liabilities and stockholders’ equity (net capital deficiency)	$16,987	$24,044

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 30,
	2002	2001

Collaborative research and development revenue	$—	$1,250
License and other revenue	339	410
Research and development grant revenue	—	17
Total revenue	339	1,677

Operating expenses:
Research and development	2,899	6,305
General and administrative	2,365	2,185
Amortization of goodwill and other acquired intangible assets	—	1,433
Total operating expenses	5,264	9,923
Loss from operations	(4,925)	(8,246)

Interest income	58	427
Interest expense and other, net	215	197
Net loss	(4,652)	(7,622)

Deemed dividend	(644)	(649)
Dividends on convertible preferred stock	(385)	(394)
Net loss applicable to common stockholders	$(5,681)	$(8,665)

Basic and diluted net loss per share applicable to common stockholders	$(0.15)	$(0.29)
Shares used in computing basic and diluted net loss per common share	36,817	29,806

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,652)	$(7,622)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	510	709
Amortization of goodwill and other acquired intangibles	—	1,433
Amortization of deferred compensation	—	10
Stock options granted to non-employees for services rendered	—	66
Changes in operating assets and liabilities:
Other receivables	188	(102)
Prepaid expenses and other assets	(662)	225
Deferred revenue	—	(1,250)
Accounts payable	509	317
Accrued liabilities	(2,294)	(1,405)
Foreign currency translation adjustment	(225)	(385)
Net cash used in operating activities	(6,626)	(8,004)

Cash flows from investing activities:
Purchase of property and equipment	(4)	(41)
Proceeds from sale of property and equipment	—	135
Purchase of available-for-sale investments	—	(4,078)
Maturities of available-for-sale investments	6,387	8,019
Net cash provided by investing activities	6,383	4,035

Cash flows from financing activities:
Payments on long-term debt	(24)	(844)
Preferred stock dividends paid in cash	(373)	—
Proceeds from issuance of common stock, net of repurchases	3	318
Net cash used by financing activities	(394)	(526)

Net decrease in cash and cash equivalents	(637)	(4,495)
Cash and cash equivalents, beginning of period	11,212	13,691
Cash and cash equivalents, end of period	$10,575	$9,196

Supplemental disclosure of cash flow information:
Interest paid	$3	$66
Schedule of non-cash transactions:
Preferred stock dividends paid in common stock	$12	$394
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$644	$649

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

                The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis”, the “Company”, “we”, “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2002 and 2001. The balance sheet at June 30, 2002 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2003. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2002, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

                The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly–owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

2.             New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, amounts assigned to assembled workforce will be reclassified to goodwill and goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002. As of September 30, 2002, the Company had approximately $409,000 of goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.

                In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on its results of operations, financial position, or cash flows.

                In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the financial statement impact, if any, of adoption of SFAS 146.

3.             Revenue Recognition

                Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

                Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the term of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company also has several license agreements with various biotechnology and pharmaceutical companies. With each of these agreements, the Company receives nonrefundable license payments in cash. These payments are recognized as revenue when received, as the Company has no future performance obligations under these agreements.

4.             Net Loss Per Share

                Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted–average number of common shares outstanding for the period. Diluted earnings per share include the effect of options, warrants and convertible securities, if dilutive. Due to our net loss position for all periods presented, diluted net loss per share has not been presented separately because the result would be antidilutive.

                Options to purchase 4,805,614 shares of common stock at a weighted average price of $5.16 per share and options to purchase 3,825,156 shares of common stock at a weighted average price of $7.10 per share have been excluded from the calculation of diluted net loss per share for the three months ended September 30, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive.

                In December 2000, in connection with the sale of shares of Series A convertible redeemable preferred stock (the "Series A preferred stock"), at a purchase price of $1,000 per share pursuant to Subscription Agreements, dated as of November 20, 2000, by and between the Company and each holder of Series A redeemable convertible preferred stock (the “Subscription Agreements”), the Company issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of common stock and warrants to purchase up to an aggregate of 140,000 shares of common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.  The shares of outstanding Series A preferred stock are currently convertible into 3,422,219 shares of common stock.  Assuming the Amended and Restated Certificate of Incorporation (defined below in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements) and the transactions to be effected thereby are approved by the holders of the Company’s common stock, the remaining 30,800 shares of Series A preferred stock will be convertible into approximately 127 million shares of common stock, as more fully described in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements.

                The options, Series A preferred stock and stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

5.             Comprehensive Loss

                Following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,
	2002	2001
Net loss	$(4,652)	$(7,622)
Net unrealized gain (loss) on available-for-sale securities	(1)	(11)
Foreign currency translation adjustment	(225)	(385)
Comprehensive loss	$(4,878)	$(8,018)

                The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30, 2002	June 30, 2002
Unrealized gain (loss) on available-for-sale securities	$—	$1
Foreign currency translation adjustments	(349)	(124)
Accumulated other comprehensive income	$(349)	$(123)

6.             Series A Redeemable Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock and Common Stock Warrants

                On December 5, 2000, we completed the private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock to purchasers of the Series A preferred stock, and Class A warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A preferred stockholder converted 700 shares of Series A preferred stock into 77,777 shares of common stock. As of September 30, 2002, 30,800 shares of Series A preferred stock were outstanding. The 30,800 shares of Series A preferred stock that remain outstanding are currently convertible into 3,422,219 shares of common stock. Assuming the Amended and Restated Certificate of Incorporation and the transactions to be effected thereby are approved by the holders of the Company’s common stock, the 30,800 shares of Series A preferred stock that remain outstanding will be convertible into approximately 127 million shares of common stock, as more fully described in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements. All of the common stock purchase warrants remain outstanding.

Series A preferred stock

                The Series A preferred stock is entitled to cumulative dividends, which shall accrue at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elect to pay dividends in shares of our common stock, those shares will be valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the quarters ended September 30, 2002 and 2001 were 24,322 shares and 102,294 shares, respectively. The accrued dividends as of September 30, 2002 were approximately $65,000.

                Each share of Series A preferred stock, together with accrued and unpaid dividends, is currently convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $9.00, subject to certain adjustments. As more fully described in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements, the Company has entered into the Series A Amendment, Consent and Waiver (Defined in Note 9) with each Series A preferred stockholder and has filed a preliminary proxy statement on Form PRE 14A to solicit stockholder approval of the Amended and Restated Certificate of Incorporation (Defined in Note 9). Assuming the Amended and Restated Certificate of Incorporation and the transactions to be effected thereby are approved by the holders of the Company’s common stock, the conversion price will be reduced from $9.00 to $0.242.

                Furthermore, in the event of the Company’s liquidation, the holders of the Series A preferred stock will be entitled to a liquidation preference, equal to $1,000 per share plus accrued and unpaid dividends (the “Series A Redemption Price”), before any amounts are paid to the holders of the Company’s common stock.

                The Series A preferred stock shall be redeemed by Valentis on June 4, 2004, subject to a one-year extension at the option of the holder, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends. If the Series A Amendment, Consent and Waiver terminates, the holders of the Series A preferred stock may also require that the Company redeem their shares, at a price equal to $1,000 per share plus accrued and unpaid dividends per share, under certain circumstances, including in the event that the Company’s common stock ceases to be listed on the Nasdaq National Market, there is a fundamental change in control of the Company, or the Company breaches any of the Company’s covenants to the holders. One of those covenants requires the Company to maintain cash or cash equivalents balances of at least 50% of the aggregate purchase price of the outstanding Series A preferred stock. As of September 30, 2002, if the Company were required to redeem the Series A preferred stock at that date, the Company would not have had sufficient capital resources to effect such redemption. The redemption rights of the Series A preferred stockholders currently preclude the Company from classifying the Series A preferred stock within stockholders’ equity. If the Amended and Restated Certificate of Incorporation and the transactions to be effected thereby are approved by the holders of the Company’s common stock, the redemption rights of the Series A preferred stockholders will be eliminated and the Company will be able to classify the Series A preferred stock within stockholders’ equity.

                Under the terms of the current certificate of incorporation, beginning December 5, 2002, Valentis may redeem all, but not less than all, of the outstanding shares of Series A preferred stock if the closing bid price of the Company’s common stock exceeds $24.83 (subject to adjustment upon the occurrence of certain events such as stock split) for twenty consecutive trading days.

                Other than as required by law, the holders of the Series A preferred stock shall have no voting rights, except that the consent of the holders of a majority of the preferred stock shall be required to effect any change in our certificate of incorporation that would materially and adversely affect any rights of the Series A preferred stock or would create any series of preferred stock with rights senior to those of the Series A preferred stock. Pursuant to the terms of the Series A Amendment, Consent and Waiver and subject to certain conditions thereof, we have received the consent of each holder of Series A preferred stock to effect certain changes in our certificate of incorporation that will materially and adversely affect the rights of the Series A preferred stock, as more fully described in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements.

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

                The accretions of Class A and B warrants were approximately $431,000 for the quarters ended September 30, 2002 and 2001.  The accretion of the beneficial conversion feature for the quarters ended September 30, 2002 and 2001 was approximately $77,000 and $78,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

                The issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $136,000 and $139,000, respectively, for the quarters ended September 30, 2002 and 2001 was included in the calculation of net loss applicable to common stockholders.

                Dividends on the Series A preferred stock are calculated at the rate of 5% per annum and were approximately $385,000 and $394,000 for the quarters ended September 30, 2002 and 2001, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

                In January 2002, a Series A preferred stockholder converted all of its 700 shares of Series A preferred stock, with a stated value of $1,000 per share, into 77,777 shares of the Company’s common stock at a conversion price of $9.00 per share, for an aggregate conversion price of $700,000. The Series A preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 21,322 and 6,830 shares of our common stock, respectively.

7.             Corporate Restructuring

                In conjunction with the Company’s announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company’s cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

                For the year ended June 30, 2002, we recorded restructuring and related charges separately in the consolidated statements of operations of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $685,000 was paid during the quarter ended September 30, 2002 and approximately $152,000 remains accrued as of September 30, 2002. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002 and the accrued employee severance of approximately $152,000 is expected to be paid by the second quarter of fiscal 2003. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

8.                                      Goodwill and Intangible Assets

                The Company had goodwill of $409,000 at June 30, 2002. The Company adopted SFAS 142 beginning July 1, 2002.  Consistent with the implementation of SFAS 142, the Company ceased to amortize goodwill effective July 1, 2002. In accordance with SFAS 142, the Company will assess goodwill for impairment on at least an annual basis and will record any impairment charge in the period of the assessment.  Under SFAS 142, within the first six months of adoption, management is required to perform an initial impairment assessment of the Company's goodwill as of July 1, 2002.  The initial review will be completed during the quarter ended December 31, 2002.

                In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill amortization during the three months ended September 30, 2002 and 2001 and during the years ended June 30, 2002, 2001, and 2000 (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2002	2001

Reported net loss attributable to common stockholders	$(5,681)	$(8,665)
Plus FAS 142 adjustments:
Goodwill amortization	—	1,433
Adjusted net loss	$(5,681)	$(7,232)
Adjusted net loss per share	$(0.15)	$(0.24)

	Year Ended June 30,
	2002	2001	2000

Reported net loss attributable to common stockholders	$(37,237)	$(40,576)	$(47,655)
Plus FAS 142 adjustments:
Goodwill amortization	4,914	5,733	5,016
Adjusted net loss attributable to common stockholders	$(32,323)	$(34,843)	$(42,639)
Adjusted net loss per share	$(0.97)	$(1.18)	$(1.61)

9.                                      Subsequent Events

                In August 2002, we announced that we received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum $50 million market capitalization requirement set forth in Marketplace Rule 4450(b)(I)(A), and that its securities were therefore subject to delisting from the Nasdaq National Market, effective at the opening of business on August 30, 2002, unless the Company requested a hearing prior to that time. We requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined actions that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities.  The Company presented its plans to achieve compliance with the listing requirements at the hearing before the Panel held on October 4, 2002.

                In accordance with the actions outlined in the Company’s submission to the Panel, on October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: 1) Del-1 gene medicine for the treatment of peripheral arterial disease (PAD) and ischemic heart disease (IHD), and 2) EpoSwitch™, its lead GeneSwitch® product for the treatment of chronic anemia.  In connection therewith, the Company terminated up to 45 people in order to reduce the Company’s cash expenditures estimated to be approximately $7 million per year. The Company also expects to close its research facility in The Woodlands, Texas.  In addition, J. Tyler Martin, M.D., Senior Vice President, Research and Development, left the Company, and Margaret M. Snowden, General Counsel, will transition out of the Company over time, but will continue to lead the Company’s patent infringement litigation.

                As described more fully in Note 6 to our Notes to Unaudited Condensed Consolidated Financial Statements, the holders of the Series A preferred stock currently have certain redemption rights which entitle them to require redemption of the Series A preferred stock by the Company in the event of delisting of the Company’s common stock from the Nasdaq National Market.  To avoid redemption of the Series A preferred stock and to permit the restructuring of the Series A preferred stock, on November 11, 2002, the Company and each holder of Series A preferred stock entered into an Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock (the “Series A Amendment, Consent and Waiver”) in substantially the form attached as Exhibit 10.1 to this report on Form 10-Q. Under the terms of the Series A Amendment, Consent and Waiver, the holders of Series A preferred stock, subject to the Company’s receipt of the requisite approval of the holders of the Company’s common stock, (i) approved the amendment and restatement of the Company’s Certificate of Incorporation and Certificate of Designations for the Series A preferred stock, together in their entirety (the “Amended and Restated Certificate of Incorporation”), including (a) the elimination of the redemption features of the Series A preferred stock, (b) adjustment of the conversion price of the Series A preferred stock to $0.242, which is the average of the closing prices of the Company’s common stock for the ten trading days prior to the execution date of the Amendment, Consent and Waiver (the “Series A Adjusted Conversion Price”) and (c) automatic conversion of the Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) into common stock at the Series A Adjusted Conversion Price, (ii) waived certain redemption features of the Series A preferred stock and compliance by the Company with certain provisions of the Subscription Agreements for an interim period of time to permit the Company to seek the approval of the Amended and Restated Certificate of Incorporation by the holders of the Company’s common stock, and (iii) waived payment of the dividend payment on the Series A Preferred Stock, payable on December 15, 2002, until the date the Amended and Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware.

                In the event (i) the Company does not obtain the requisite approval by the holders of common stock of the Amended and Restated Certificate Incorporation and the transactions to be effected thereby, (ii) the Company does not file the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware by January 31, 2003, or (iii) the Company’s Board of Directors withdraws or adversely modifies its recommendation to the holders of the Company’s outstanding common stock that they approve the Amended and Restated Certificate of Incorporation, the Series A Amendment, Consent and Waiver will terminate and the holders of Series A preferred stock will cease to be bound by its provisions.  In addition, Nasdaq likely will delist the Company’s common stock from trading on the Nasdaq National Market.  If the Series A Amendment, Consent and Waiver terminates and the Company’s common stock is delisted from the Nasdaq National Market, the holders of the Company’s Series A preferred stock may require the Company to redeem all of their Series A preferred stock for a price per share equal to the Series A Redemption Price. As of September 30, 2002, if the Company were required to redeem the Series A preferred stock at that date, the Company would not have had sufficient capital resources to effect such redemption.

                Also on November 11, 2002, the Company received the Listing Qualifications Panel’s written decision. The Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, provided that the Company (i) file a proxy statement with the Securities and Exchange Commission and Nasdaq evidencing its intent to seek stockholder approval for a reverse stock split and restructuring of the Series A preferred stock on or before November 22, 2002; (ii) file documentation with Nasdaq evidencing receipt of such stockholder approval on or before January 3, 2003; and (iii) on or before January 15, 2003, (a) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing stockholders’ equity of $10,000,000 and (b) achieve and maintain for a minimum of ten consecutive trading days thereafter a closing bid price of at least $1.00 per share. In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on the Nasdaq National Market. There can be no assurance that we will successfully meet any of those requirements or that the Panel will grant us additional time to achieve compliance. If the Series A Amendment, Consent and Waiver terminates and the Company’s securities are delisted from the Nasdaq National Market, holders of the Company’s preferred stock will have the right to require the Company to redeem some or all of the preferred stock. Assuming that the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy those redemption obligations.

                The Panel has notified the Company that in the event the Company fails to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market, the Company’s securities may be transferred to the Nasdaq SmallCap Market, provided the Company evidences compliance, as well as an ability to sustain compliance, with the requirements for continued listing on that market.  To be transferred to the Nasdaq SmallCap Market, the Company must satisfy the applicable listing maintenance standards established by Nasdaq, including a $1.00 per share minimum bid price and stockholders’ equity of at least $2.5 million.  Although there is no assurance that the Panel will transfer the Company’s securities to the Nasdaq SmallCap Market in the event of delisting from the Nasdaq National Market, the Company believes at this time that the Company would qualify for listing on the Nasdaq SmallCap Market if stockholder approval of the Amended and Restated Certificate of Incorporation, and the transactions to be effected thereby, were obtained.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

VALENTIS HAS THREE PRODUCT PLATFORMS FOR THE DEVELOPMENT OF NOVEL THERAEUTICS: GENE MEDICINE, GENESWITCH® AND DNA VACCINE PLATFORMS.

Valentis is converting biologic discoveries into innovative products. Valentis has three product platforms for the development of novel therapeutics: the gene medicine, GeneSwitch® and DNA vaccine platforms. The Del-1 gene medicine therapeutic is the lead product for the gene medicine platform of non-viral gene delivery technologies. Del-1 is an angiogenesis gene that is being developed for peripheral arterial disease and ischemic heart disease. The EpoSwitch™ therapeutic for anemia is the lead product for the GeneSwitch® platform and is being developed to allow control of erythropoietin protein production from an injected gene by an orally administered drug. The gene medicine platform includes our proprietary PINC™ polymer-based delivery technologies for intramuscular administration, which provide for higher and more consistent levels of antigen production, which is also useful for DNA vaccines.

Valentis develops products in a single business segment, gene therapy, by utilizing gene delivery and gene regulation technologies.

TECHNOLOGY PLATFORMS

GENE MEDICINE PRODUCTS

Valentis is developing gene medicine products incorporating several non-viral (synthetic), gene delivery systems. Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression; and (ii) lipids, polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

Valentis’ gene medicine products, typically administered by conventional pharmaceutical routes after being reconstituted from single-vial, stable, lyophilized (freeze-dried) formulations, provide novel ways to achieve prolonged production of therapeutic proteins in their most natural and active form at specific sites within the body. Upon delivery, genes formulated with synthetic delivery systems enter targeted cells and produce the therapeutic proteins. The fidelity, specificity, and duration of expression within the target cells can be controlled by Valentis’ proprietary gene regulation systems.

DEL-1 GENE MEDICINE PRODUCT

VALENTIS IS PRIORITIZING ITS EFFORTS ON THE CLINICAL DEVELOPMENT OF ITS DEL-1 GENE MEDICINE PRODUCT FOR PERIPHERAL ARTERIAL DISEASE AND ISCHEMIC HEART DISEASE

In April 1999, Valentis acquired the rights and intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels, which has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Del-1 has the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease (PAD) and ischemic heart disease (IHD).

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

In June 2001, Valentis initiated a Phase I/II clinical trial for a Del-1 gene medicine product for the treatment of peripheral arterial disease (PAD). The goal of this open-label, multi-center, and dose escalation trial is to evaluate safety and to determine the maximum tolerated dose of the Del-1 gene medicine product following intramuscular injection in patients with PAD, where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial is to obtain preliminary efficacy data and evidence of angiogenic activity.

Currently, seventeen patients with peripheral arterial disease have been dosed at three centers. This represents five of the planned six cohorts in this Phase I/II clinical trial. We continue to enroll additional patients for the sixth and final cohort.

GENESWITCH® SYSTEM

Valentis’ inducible gene regulation system, the GeneSwitch® system, controls therapeutic gene expression through an orally administered drug. In addition, our extended portfolio of gene expression components includes tissue-specific promoters, post-transcriptional expression elements and multi-gene cassettes.

The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. To date, various corporate partners have obtained licenses to the technology for commercial research purposes, utilizing the technology as a platform tool in gene function and drug target discovery. Corporations which have licensed the GeneSwitch® system include Genzyme, GlaxoSmithKline, Lexicon Genetics, MediGene AG, Pfizer and Wyeth.

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

SYNTHETIC VACCINE DELIVERY SYSTEMS

Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary PINC™ polymer-based delivery technologies provide consistent levels of gene expression and enhance transfection efficiency of plasmid DNA delivered intramuscularly  deliveryor intratumorally. Our formulation technologies have been used in various clinical candidates, and formulations can be optimized for specific DNA vaccine delivery needs.

INTELLECTUAL PROPERTY

POLYMASC FILED LAWSUITS AGAINST ALZA CORPORATION, SP LABO N.V. SP EUROPE AND ESSEX PHARMA GMBH, ALL MEMBERS OF THE SCHERING P LOUGH GROUP FOR INFRINGEMENT OF OUR “LIPOSOMES” PATENT

On April 6, 2001, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA’s manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.” The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA’s infringement was willful. The trial date is set for December 2002.

On April 24, 2002, Valentis announced that its wholly owned subsidiary, PolyMASC Pharmaceuticals plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled “Liposomes”, is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action, ALZA is seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent. This matter is still outstanding and if this appeal is successful, we will be unable to enforce the patent claim at issue in Japan against ALZA or other parties.

SUBSEQUENT EVENTS

CORPORATE RESTRUCTURING IN OCTOBER 2002

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: 1) Del-1 gene medicine for the treatment of peripheral arterial disease (PAD) and ischemic heart disease (IHD), and 2) EpoSwitch™, its lead GeneSwitch® product for the treatment of chronic anemia.  In connection therewith, the Company terminated up to 45 people in order to reduce the Company’s cash expenditures estimated to be approximately $7 million per year. The Company also expects to close its research facility in The Woodlands, Texas.  In addition, J. Tyler Martin, M.D., Senior Vice President, Research and Development, left the Company, and Margaret M. Snowden, General Counsel, will transition out of the Company over time, but will continue to lead the Company’s patent infringement litigation.

SERIES A AMENDMENT, CONSENT AND WAIVER

As described more fully in Note 6 to our Notes to Unaudited Condensed Consolidated Financial Statements, the holders of the Series A preferred stock currently have certain redemption rights which entitle them to require redemption of the Series A preferred stock by the Company in the event of delisting of the Company’s common stock from the Nasdaq National Market.  In connection with its plan to avoid redemption and to restructure the Series A preferred stock, on November 11, 2002, the Company and each holder of Series A preferred stock entered into an Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock (the “Series A Amendment, Consent and Waiver”) in substantially the form attached as Exhibit 10.1 to this report on Form 10-Q. Under the terms of the Series A Amendment, Consent and Waiver, the holders of Series A preferred stock, subject to the Company’s receipt of the requisite approval of the holders of the Company’s common stock, (i) approved the amendment and restatement of the Company’s Certificate of Incorporation and Certificate of Designations for the Series A preferred stock, together in their entirety (the “Amended and Restated Certificate of Incorporation”), including (a) the elimination of the redemption features of the Series A preferred stock, (b) adjustment of the conversion price of the Series A preferred stock to $0.242, which is the average of the closing prices of the Company’s common stock for the ten trading days prior to the execution date of the Amendment, Consent and Waiver (the “Series A Adjusted Conversion Price”) and (c) automatic conversion of the Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) into common stock at the Series A Adjusted Conversion Price, (ii) waived certain redemption features of the Series A preferred stock and compliance by the Company with certain provisions of the Subscription Agreements for an interim period of time to permit the Company to seek the approval of the Amended and Restated Certificate of Incorporation by the holders of the Company’s common stock, and (iii) waived payment of the dividend payment on the Series A Preferred Stock, payable on December 15, 2002, until the date the Amended and Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware.

In the event (i) the Company does not obtain the requisite approval by the holders of common stock of the Amended and Restated Certificate Incorporation and the transactions to be effected thereby, (ii) the Company does not file the Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware by January 31, 2003, or (iii) the Company’s Board of Directors withdraws or adversely modifies its recommendation to the holders of the Company’s outstanding common stock that they approve the Amended and Restated Certificate of Incorporation, the Series A Amendment, Consent and Waiver will terminate and the holders of Series A preferred stock will cease to be bound by its provisions.  In addition, Nasdaq likely will delist the Company’s common stock from trading on the Nasdaq National Market.  If the Series A Amendment, Consent and Waiver terminates and the Company’s common stock is delisted from the Nasdaq National Market, the holders of the Company’s Series A preferred stock may require the Company to redeem all of their Series A preferred stock for a price per share equal to the Series A Redemption Price. As of September 30, 2002, if the Company were required to redeem the Series A preferred stock at that date, the Company would not have had sufficient capital resources to effect such redemption.

NASDAQ NOTIFICATIONS AND LISTING REQUIREMENTS

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

We requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined actions that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities.  The Company presented its plans to achieve compliance with the listing requirements at the hearing before the Panel held on October 4, 2002.

On November 11, 2002, the Company received the Listing Qualifications Panel’s written decision. The Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, provided that the Company (i) file a proxy statement with the Securities and Exchange Commission and Nasdaq evidencing its intent to seek stockholder approval for a reverse stock split and restructuring of the Series A preferred stock on or before November 22, 2002; (ii) file documentation with Nasdaq evidencing receipt of such stockholder approval on or before January 3, 2003; and (iii) on or before January 15, 2003, (a) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing stockholders’ equity of $10,000,000 and (b) achieve and maintain for a minimum of ten consecutive trading days thereafter a closing bid price of at least $1.00 per share. In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on the Nasdaq National Market. There can be no assurance that we will successfully meet any of those requirements or that the Panel will grant us additional time to achieve compliance. If the Series A Amendment, Consent and Waiver terminates and the Company’s securities are delisted from the Nasdaq National Market, holders of the Company’s preferred stock will have the right to require the Company to redeem some or all of the preferred stock. Assuming that the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy those redemption obligations.

The Panel has notified the Company that in the event the Company fails to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market, the Company’s securities may be transferred to the Nasdaq SmallCap Market, provided the Company evidences compliance, as well as an ability to sustain compliance, with the requirements for continued listing on that market.

To be transferred to the Nasdaq SmallCap Market, the Company must satisfy the applicable listing maintenance standards established by Nasdaq, including a $1.00 per share minimum bid price and stockholders’ equity of at least $2.5 million.  Although there is no assurance that the Panel will transfer the Company’s securities to the Nasdaq SmallCap Market in the event of delisting from the Nasdaq National Market, the Company believes at this time that the Company would qualify for listing on the Nasdaq SmallCap Market if stockholder approval of the Amended and Restated Certificate of Incorporation, and the transactions to be effected thereby, were obtained.

RESULTS OF OPERATIONS

Overview

                For the quarter ended September 30, 2002, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

                Valentis’ revenue for the three months ended September 30, 2002 and 2001 was approximately $339,000 and $1.7 million, respectively.  Revenues attributable to technology license agreements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended September 30,
	2002	2001
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$1,250
License and other	339	410
	339	1,660
Grant revenue	—	17
Total revenue	$339	$1,667

                Changes in revenue for the three months ended September 30, 2002, compared to the previous year are explained below:

•                                        There was no revenue recognized from Roche for the quarter ended September 30, 2002, as the arrangement with Roche ended in the prior year in accordance with the terms of the agreement.  Revenue recognized from Roche for the quarter ended September 30, 2001 was recognized in accordance with the performance of research obligations under the agreement.

•                                        License and other revenue for the quarter ended September 30, 2002 and 2001 primarily consists of revenues generated from licensing agreements for Valentis’ GeneSwitch® gene expression system. The decrease of approximately $70,000 for the quarter ended September 30, 2002, compared to the corresponding period in the prior year was due to approximately $70,000 of PEGylation research and development funding recognized in the quarter ended September 30, 2001 compared to no PEGylation research and development funding recognized in the quarter ended September 30, 2002.

•                                        There was no grant revenue in the quarter ended September 30, 2002 due to the completion of Small Business Innovation Research (SBIR) grants in August 2001.

                Revenue recognized corporate collaborations and grants may increase in the future if we are successful in establishing new collaborations and are awarded additional SBIR grants. If we are unsuccessful in establishing new collaborations and grants, revenues will decline. Likewise, a reduction in funds for conducting our research and development, clinical trial, manufacturing, marketing and sales efforts will occur.

Expenses

                Research and development expenses decreased approximately $3.4 million to approximately $2.9 million for the quarter ended September 30, 2002, compared to approximately $6.3 million for the corresponding period in 2001. The decrease was attributable to staff reductions and savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology.

                The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions. The Company expects research and development spending to decrease quarter over quarter as a result of its restructuring actions.

                General and administrative expenses increased approximately $180,000 to approximately $2.4 million for the quarter ended September 30, 2002 compared to approximately $2.2 million for the corresponding period in 2001. The increase was attributable primarily to increased professional fees, and was partially offset by savings resulting from the reduction of general and administrative staff associated with our reductions in preclinical product development and our suspended clinical programs in oncology. The Company expects general and administrative spending to decrease quarter over quarter as a result of its restructuring actions.

                Valentis recorded $1.4 million for amortization of goodwill and other acquired intangible assets for the quarter ended September 30, 2001, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000.  The Company adopted SFAS 142 (see note 2) on July 1, 2002.  As of June 30, 2002, the Company had approximately $409,000 of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142.  The Company expects to complete an initial impairment analysis in the quarter ended December 31, 2002.

Corporate Restructuring

                In conjunction with the Company’s announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company’s cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

                For the year ended June 30, 2002, we recorded restructuring and related charges separately in the consolidated statements of operations of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $685,000 was paid during the quarter ended September 30, 2002 and approximately $152,000 remains accrued as of September 30, 2002. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002 and the accrued employee severance of approximately $152,000 is expected to be paid by the second quarter of fiscal 2003. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

                As a result of its restructuring, the Company has significantly reduced its presence in Texas. The Company leases and occupies a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company plans to assign or sublease the lease of The Woodlands facility. The Company is performing a market analysis to assess if its lease obligations for The Woodlands Facility can be assigned or subleased without material financial impact. Therefore, the Company has not recorded a charge related to exiting this facility in connection with the January 2002 restructuring.

                As a result of its restructuring, the Company expects operating and depreciation expenses to decrease in fiscal 2003.

                On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: 1) Del-1 gene medicine for the treatment of peripheral arterial disease (PAD) and ischemic heart disease (IHD), and 2) EpoSwitch™, its lead GeneSwitch® product for the treatment of chronic anemia.  In connection therewith, the Company will terminate up to 45 people in order to reduce the Company’s cash expenditures estimated to be approximately $7 million per year. The Company also expects to close its research facility in The Woodlands, Texas.  In addition, J. Tyler Martin, M.D., Senior Vice President, Research and Development, left the Company, and Margaret M. Snowden, General Counsel, will transition out of the Company over time, but will continue to lead the Company’s patent infringement litigation.

Interest Income and Expense and Other, Net

                Interest and other income (expense), net, decreased approximately $350,000 to approximately $270,000 for the quarter ended September 30, 2002 compared to approximately $620,000 in the corresponding period of 2001. The decrease was primarily attributable to decreased interest income resulting from lower investment balances, partially offset by decreased interest expense derived from lower loan balances in the quarter ended September 30, 2002.

Deemed Dividends Related to Series A Preferred Stock

                The deemed dividends related to the Series A preferred stock (see note 6) include the accretion of Class A and B warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

                The accretions of Class A and B warrants were approximately $431,000 for the quarters ended September 30, 2002 and 2001.  The accretion of the beneficial conversion feature for the quarters ended September 30, 2002 and 2001 was approximately $77,000 and $78,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

                The issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $136,000 and $139,000, respectively, for the quarters ended September 30, 2002 and 2001 was included in the calculation of net loss applicable to common stockholders.

Dividends on Series A Preferred Stock

                Dividends on the Series A preferred stock (see note 6) are calculated at the rate of 5% per annum and were approximately $385,000 and $394,000 for the quarters ended September 30, 2002 and 2001, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

                As of September 30, 2002, Valentis had $12.1 million in cash, cash equivalents and investments compared to $19.1 million at June 30, 2002. Net cash used in operations was $6.6 million and $8.0 million for the quarters ended September 30, 2002 and 2001, respectively. For the period ended September 30, 2002, cash was used primarily to fund research and development and general and administrative activities and accrued restructuring charges. For the period ended September 30, 2001, cash was used primarily to fund research and development and general and administrative activities. Our capital expenditures were $4,000 and $41,000 for the quarters ended September 30, 2002 and 2001, respectively. Valentis expects its capital expenditures to remain at current spending levels to reflect the Company’s overall cost reduction plans and prioritization of its research and development efforts.

                The Company has experienced operating losses since its inception through September 30, 2002, including a net loss of $4.7 million for the quarter ended September 30, 2002, and its accumulated deficit was $196.9 million at September 30, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies.

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

                On December 5, 2000, we completed the private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 1,126,828 shares of our common stock and warrants to purchase up to an aggregate of 140,000 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additional details associated with our December 5, 2000 private placement of Series A preferred stock and Warrants can be obtained from the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, as amended, filed with the Securities and Exchange Commission or from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

                In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of September 30, 2002, the outstanding balance under this financing agreement was $114,000, which will be fully repaid during fiscal year 2003. Valentis has fully utilized the borrowing capacity under this agreement.

                Valentis leases its facilities under operating leases. These leases expire between October 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

                Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases, and future minimum payments under the equipment loan agreement at September 30, 2002 are as follows (in thousands):

Year ended June 30,	Operating Leases	Equipment Loan	Total

2003 (Remaining term)	$1,241	$114	$1,335
2004	1,662	—	1,662
2005	940	—	940
2006	249	—	249
2007	256	—	256
Thereafter	65	—	65
	$4,413	$114	$4,527

                As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2002, as amended, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that includes an explanatory paragraph which states that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception; (ii) we have declining cash and investment balances and net capital deficiency; and (iii) we have been notified that we have not complied with certain listing requirements of the Nasdaq National Market, and holders of our Series A preferred stock may require us to redeem their shares for cash if the Series A Amendment, Consent and Waiver terminates and our common stock ceases to be listed on the Nasdaq National Market. Such redemption could aggregate up to $30.8 million.

                As of September 30, 2002, if the Company were required to redeem the Series A preferred stock at that date, the Company would not have had sufficient capital resources to effect such redemption.

                With respect to the redemption rights of the Series A preferred stockholders, the Company has entered into the Series A Amendment, Consent and Waiver with each Series A preferred stockholder, pursuant to which the Series A preferred stockholders have agreed to, among other concessions and pursuant to the filing of the Amended and Restated Certificate of Incorporation, eliminate the redemption features of the Series A preferred stock.  The terms of the Series A Amendment, Consent and Waiver are more fully described in the section labeled “Series A Amendment, Consent and Waiver” on page 18 of this Quarterly Report on Form 10-Q and Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements.

                We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

                The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

                The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments, and projected interest income, will enable it to maintain its current and planned operations at least through December 31, 2003, in the absence of additional financial resources and assuming it is not required to redeem the Series A preferred stock prior to its mandatory redemption date. In October 2002, management modified the Company’s operating plans to reduce operating expenses in order to have sufficient cash resources to operate through December 31, 2003. This modification to the Company’s operating plan, which included a reduction in personnel, required the Company to delay, scale back or eliminate its research and development programs and commercialization efforts. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

                The Company is currently seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate the Company’s requirements to seek additional funding. Additional financing to meet the Company’s funding requirements may not be available on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

New Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Under SFAS 142, amounts assigned to assembled workforce will be reclassified to goodwill and goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002. As of September 30, 2002, the Company had approximately $409,000 of goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.

                In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operation to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on its results of operations, financial position, or cash flows.

                In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the financial statement impact, if any, of adoption of SFAS 146.

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

RISK FACTORS

We have received a “going concern” opinion from our independent auditors and this may negatively impact our business and stock price.

We have experienced operating losses since our inception through September 30, 2002, including a net loss of $4.7 million for the quarter ended September 30, 2002, and our accumulated deficit was $196.9 million at September 30, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company’s cash, cash equivalents and investments decreased from $19.1 million at June 30, 2002 to $12.1 million at September 30, 2002.

                As discussed in our Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2002, as amended, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that includes an explanatory paragraph which states that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception; (ii) we have declining cash and investment balances and net capital deficiency; and (iii) we have been notified that we have not complied with certain listing requirements of the Nasdaq National Market, and holders of our Series A preferred stock may require us to redeem their shares for cash if the Series A Amendment, Consent and Waiver terminates and our common stock ceases to be listed on the Nasdaq National Market. Such redemption could aggregate up to $30.8 million.

                As of September 30, 2002, if the Company were required to redeem the Series A preferred stock at that date, the Company would not have had sufficient capital resources to effect such redemption.

                We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

The Company’s common stock may be delisted from the Nasdaq National Market which could adversely affect the market price and market liquidity of the Company’s common stock and could trigger the redemption right of the holders of our Series A preferred stock, which we would be unable to satisfy.

                In August 2002, we announced that we received a Nasdaq Staff Determination letter indicating that the Company had failed to comply with the minimum $50 million market capitalization requirement set forth in Marketplace Rule 4450(b)(I)(A), and that its securities were therefore subject to delisting from the Nasdaq National Market, effective at the opening of business on August 30, 2002, unless the Company requested a hearing prior to that time. We requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.  On September 9, 2002, we filed a submission with the Listing Qualifications Panel requesting an extension of time to achieve compliance with the continued listing requirements. Our submission outlined actions that would enable the Company to achieve such compliance, including the consummation of collaboration agreements for the joint development of our products, restructuring of our outstanding Series A preferred stock, a reverse stock split, reduction of our monthly burn rate, sale of certain non-strategic assets and securing additional financing through the sale of equity securities.  The Company presented its plans to achieve compliance with the listing requirements at the hearing before the Panel held on October 4, 2002.

                On November 11, 2002, the Company received the Listing Qualifications Panel’s written decision. The Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, provided that the Company (i) file a proxy statement with the Securities and Exchange Commission and Nasdaq evidencing its intent to seek stockholder approval for a reverse stock split and restructuring of the Series A preferred stock on or before November 22, 2002; (ii) file documentation with Nasdaq evidencing receipt of such stockholder approval on or before January 3, 2003; and (iii) on or before January 15, 2003, (a) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing stockholders’ equity of $10,000,000 and (b) achieve and maintain for a minimum of ten consecutive trading days thereafter a closing bid price of at least $1.00 per share. In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on the Nasdaq National Market. There can be no assurance that we will successfully meet any of those requirements or that the Panel will grant us additional time to achieve compliance. If the Series A Amendment, Consent and Waiver terminates and the Company’s securities are delisted from the Nasdaq National Market, holders of the Company’s preferred stock will have the right to require the Company to redeem some or all of the preferred stock. Assuming that the holders of our Series A preferred stock exercise their redemption rights, we will not have sufficient financial resources to satisfy those redemption obligations.

                The Panel has notified the Company that in the event the Company fails to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on the Nasdaq National Market, the Company’s securities may be transferred to the Nasdaq SmallCap Market, provided the Company evidences compliance, as well as an ability to sustain compliance, with the requirements for continued listing on that market.  To be transferred to the Nasdaq SmallCap Market, the Company must satisfy the applicable listing maintenance standards established by Nasdaq, including a $1.00 per share minimum bid price and stockholders’ equity of at least $2.5 million.  Although there is no assurance that the Panel will transfer the Company’s securities to the Nasdaq SmallCap Market in the event of delisting from the Nasdaq National Market, the Company believes at this time that the Company would qualify for listing on the Nasdaq SmallCap Market if stockholder approval of the Amended and Restated Certificate of Incorporation, and the transactions to be effected thereby, were obtained.  If the Company’s securities are delisted from the Nasdaq National Market and are not transferred and listed on the Nasdaq SmallCap Market, the trading of the Company’s common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from the Nasdaq National Market without a transfer to the Nasdaq SmallCap Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, would reduce the price at which our shares trade. The delisting of our common stock could also deter broker–dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

                Additionally, under the terms of our Series A preferred stock, if the Series A Amendment, Consent and Waiver terminates, upon the delisting of our common stock from the Nasdaq National Market, the holders of the Series A preferred stock would have the right to require us to redeem some or all of Series A preferred shares at a price of $1,000 per share, for an aggregate of up to $30.8 million plus accrued dividends, if any. The Series A preferred stock is otherwise mandatorily redeemable beginning on June 4, 2004. As of September 30, 2002, there were 30,800 shares of Series A preferred stock outstanding. The full redemption of these shares would aggregate up to $30.8 million. The Company has entered into the Series A Amendment, Consent and Waiver with each Series A preferred stockholder, pursuant to which the Series A preferred stockholders have agreed to, among other concessions and pursuant to the filing of the Amended and Restated Certificate of Incorporation, eliminate the redemption features of the Series A preferred stock.  The terms of the Series A Amendment, Consent and Waiver are more fully described in the section labeled “Series A Amendment, Consent and Waiver” on page 18 of this Quarterly Report on Form 10-Q.  If the Series A Amendment, Consent and Waiver terminates and the Series A preferred stockholders exercise their redemption rights, the Company will not have sufficient capital resources to satisfy its redemption obligations. We are pursuing strategic alternatives, which include the sale or merger of our business, sale of certain assets, seeking protection under bankruptcy laws or other actions.

The reverse stock split approved by the Board of Directors may not increase our share price, may not prevent the delisting of our stock from the Nasdaq National Market and could result in an overall decline in our market capitalization.

                On November 12, 2002, we filed a preliminary proxy statement on Form PRE 14A with the Securities and Exchange Commission indicating our intent to seek stockholder approval for a reverse stock split whereby each outstanding group of whole shares of our common stock, in the range of five to forty shares, would be reclassified and converted into one share of the Company’s common stock, with the final exchange ratio to be determined by the Board of Directors. We plan to seek stockholder approval of this action at our annual meeting of stockholders to be held on December 19, 2002. We can provide no assurance that our stockholders will approve such action.

                Even if the stockholders approve the reverse stock split, we cannot predict whether the proposed reverse stock split will increase the market price for Valentis’ common stock. Even if the market price of our common stock increases, there can be no assurance that:

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

                                                •                                          the reverse stock split will result in a per share price that will increase Valentis’ ability to attract and retain employees and other service providers; and

                                                •                                          the market price per new share of our common stock will either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq.

                The market price of Valentis’ common stock is also based on other factors, some of which are unrelated to the number of shares outstanding. If the reverse stock split is effected and the market price of Valentis’ common stock declines, the percentage decline as an absolute number and as a percentage of Valentis’ overall market capitalization may be greater than would occur in the absence of a reverse stock split. Furthermore, the liquidity of Valentis’ common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

                As of September 30, 2002, we had a net stockholder’s deficit of approximately $13.6 million. Nasdaq National Market listing rules requires us to have a minimum stockholders’ equity of $10 million. Because our stockholders’ equity also fails to satisfy the requirements of continued listing on the Nasdaq National Market, our common stock may be delisted from that market even if a reverse stock split is approved.  In the event the Company fails to demonstrate compliance with all requirements for continued listing on the Nasdaq National Market, the Company’s securities may be transferred to the Nasdaq SmallCap Market, provided the Company evidences compliance, as well as an ability to sustain compliance, with the requirements for continued listing on that market.  To be transferred to the Nasdaq SmallCap Market, the Company must satisfy the applicable listing maintenance standards established by Nasdaq, including a $1.00 per share minimum bid price and stockholders’ equity of at least $2.5 million.  Although there is no assurance that the Company’s securities will be transferred to the Nasdaq SmallCap Market in the event of delisting from the Nasdaq National Market, the Company believes at this time that the Company would qualify for listing on the Nasdaq SmallCap Market if stockholder approval of the Amended and Restated Certificate of Incorporation, and the transactions to be effected thereby, were obtained.

We must be able to continue to secure additional financing in order to continue our operations.

                We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets, and considering seeking protection under bankruptcy laws or other actions.

                We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of Series A preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $1.7 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

                Our cash and investments at September 30, 2002 were $12.1 million. Based on the Company’s current operating plan, we anticipate that our cash, cash equivalents and investments and projected interest income will enable us to maintain our current and planned operations at least through December 31, 2003, in the absence of additional financial resources and assuming we are not required to redeem the Series A preferred stock prior to its mandatory redemption date. In order to maintain our current and planned operations beyond December 31, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

                Actions we may take to conserve our cash resources include a reduction in our personnel, delaying, scaling back or eliminating some or all of our research or development programs or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions would materially adversely affect Valentis’ business, financial condition and results of operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

                Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy or other products. This strategy makes us highly dependent upon corporate collaborations as a source of funding for our research and development and clinical trials. We currently have no corporate partners for our GeneSwitch® or Del–1 products, and are seeking partners to develop and market them. We face intense competition from many other companies for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop and market our products, or if our corporate partnerships are not successful, our business will fail.

We have a history of losses and may never be profitable.

                We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the quarter ended September 30, 2002, we recorded total revenues of approximately $339,000 and a net loss of approximately $4.7 million. As of September 30, 2002, we had an accumulated deficit totaling approximately $196.9 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

                Within the last 12 months, our common stock has traded between a high of $3.94 and a low of $0.10. The market price of the shares of common stock for our company has been and may continue to be highly volatile.

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

                                                •                                          negative regulatory action or regulatory approval with respect to our announcement or our competitors’ announcement of new products;

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

                On December 5, 2000, we issued 31,500 shares of our Series A preferred stock, $1,000 stated value per share, and common stock warrants to purchase an aggregate of 1,266,828 shares of our common stock with a current exercise price of $10.25 per share, subject to adjustment. The Series A preferred stock is entitled to cumulative dividends that accrue at an annual rate of 5%, payable quarterly. Each share of Series A preferred stock, plus accrued and unpaid dividends, is currently convertible into shares of the Company’s common stock at a fixed conversion price of $9.00 per share, subject to adjustment. In January 2002, one Series A Preferred stockholder converted all of its 700 shares of its Series A preferred stock into 77,777 shares of the Company’s common stock, but retained its Class A and Class B common stock purchase warrants exercisable for 21,322 and 6,830 shares of our common stock, respectively. Assuming the Amended and Restated Certificate of Incorporation and the transactions to be effected thereby are approved by the holders of the Company’s common stock, the 30,800 shares of Series A preferred stock that remain outstanding will be converted automatically into approximately 127 million shares of common stock, resulting in a possible decrease in the price of our common stock and substantial dilution of the interests of the current holders of the Company’s common stock in favor of the current holders of Series A preferred stock.  Furthermore, to the extent the warrants are exercised, a number of additional shares of common stock may be sold into the market, which could decrease the price of our common stock and may result in further substantial dilution of the interests of the current holders of the Company’s common stock. For additional information regarding the Series A preferred stock and the common stock warrants, see Notes 6 and 9 in our Notes to Unaudited Condensed Consolidated Financial Statements.

The sale and issuance of the Series A preferred stock impacts earnings available to common stockholders.

                Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A preferred stock was allocated to the common stock warrants and the beneficial conversion feature and are reflected as additional paid-in capital. This $7.1 million will be accreted to the preferred stock amount over the term of the initial 3.5-year redemption period. This accretion, along with the preferred stock dividend, increases the net loss (reduces the net income) available to common stockholders.

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

                Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we entered into the pAlliance™, a strategic collaboration with DSM Biologics

(“DSM”) and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. Either our current contract manufacturing organization (“CMO”), Cangene Corporation (“Cangene”), another CMO or a future corporate partner will have full responsibility for manufacturing material for commercial sale. We will depend on Cangene and/or our corporate partners for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient products to sustain our business.

Problems in our partners’ manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

                Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA’s general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. As we have experienced, the failure of our contract manufacturer to comply with Good Manufacturing Practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 PAD clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have continued to manufacture new material at another manufacturing site.

                If we were to discover other problems, the FDA could suspend or further delay our clinical trials or place restrictions on our ability to conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials. This, or an unexpected increase in the cost of compliance, could hinder our ability to develop products for commercialization.

If the success of our potential products in animal models is not replicated in our human trials, the development of our gene therapy or other products will be negatively impacted.

                Although a number of our potential products, including Del-1, have shown successful results in early stage animal models, these results may not be replicated in our human trials for those products. In addition, human results could be different from our expectations following our preclinical studies with large animals. If results in our human trials for a particular product are not consistent with the results in the animal models, then we may have to return the product to preclinical development or abandon development of the potential product.

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

                The death in 2000 of a patient undergoing a physician-sponsored, viral-based gene therapy trial has been widely publicized. Following this death and publicity surrounding the field of gene therapy, the FDA appears to have become more conservative regarding the conduct of gene therapy clinical trials.

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

                Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of up to 45 positions, it may be more difficult to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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

                On April 10, 2001, we announced that our wholly owned subsidiary, PolyMASC Pharmaceuticals plc, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson and Johnson Inc.) for patent infringement, based on ALZA’s manufacture and sale of its liposomal product, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware, and alleges infringement of PolyMASC’s U.S. Patent Number 6,132,763, entitled “Liposomes.” A trial is set to begin on December 10, 2002, which, if resolved in ALZA’s favor, will substantially harm our ability to enforce the patent.

                On April 24, 2002, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated–liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled “Liposomes”, is the European counterpart to U.S. Patent Number 6,132,763.

                We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action, ALZA is seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent. This matter is still outstanding and if this appeal is successful, we will be unable to enforce the patent claim at issue in Japan against ALZA or other parties.

                In any event, these and other intellectual property disputes could be costly, could divert management’s attention and resources away from our operations, and could subject us to significant liability for damages or invalidation of our patent rights. As the biotechnology industry expands, the risks increase that other companies may challenge our proprietary rights or claim that our processes and potential products infringe on their patents. If we infringe on another company’s patented processes or technology, we may have to obtain a license in order to continue manufacturing or marketing the affected product or using the affected process or have to pay damages. We may be unable to obtain a license on acceptable terms or at all.

                We also rely on unpatented trade secret technologies. Because these technologies do not benefit from the protection of patents, we may be unable to meaningfully protect these trade secret technologies from unauthorized use or misappropriation by a third party.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium-term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis’ investment portfolio and long-term debt obligations (in thousands, except percentages).  All of Valentis' market risk sensitive instruments mature in 2002.

2002
Cash equivalents
Fixed rate	$10,190
Average rate	1.79%
Short-term investments
Fixed rate	$1,504
Average rate	2.31%
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$11,694

Average rate	1.86%

 ITEM 4. CONTROLS AND PROCEDURES

                The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.

                There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                On April 6, 2001, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA’s manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.” The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA’s infringement was willful. The trial date is set for December 2002.

                On April 24, 2002, Valentis announced that its wholly owned subsidiary, PolyMASC Pharmaceuticals plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled “Liposomes”, is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

                We have received notification that ALZA has filed a Demand for an Invalidation Trial with the Japanese Patent Office, requesting invalidation of claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. patent described above. With this action, ALZA is seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent. This matter is still outstanding and if this appeal is successful, we will be unable to enforce the patent claim at issue in Japan against ALZA or other parties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                The Company issued 24,322 shares of its common stock to holders of Series A preferred stock as a stock dividend for the period from June 18, 2002 to September 16, 2002. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

10.1(1) Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company’s Series A Convertible Redeemable Preferred Stock

b. Reports on Form 8-K

On October 10, 2002, Valentis filed a current report on Form 8-K regarding the Company’s implementation of a corporate restructuring.

(1) Incorporated by reference to the Company's Preliminary Proxy Statement on Form PRE 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on November 12, 2002.

On October 1, 2002, Valentis filed a current report on Form 8-K regarding Regulation FD Disclosure for Certification of Chief Executive Officer and Certification of Principal Financial and Accounting Officer.

On August 28, 2002, Valentis filed a current report on Form 8-K regarding the Company’s compliance with certain requirements for continued listing of its securities on the Nasdaq National Market.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.
Date: November 14, 2002	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2002	/s/ JOSEPH A. MARKEY
Joseph A. Markey Senior Director of Finance and Controller (Principal Financial and Accounting Officer)

CERTIFICATIONS

                I, Benjamin F. McGraw, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Valentis, Inc;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

                (b)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                (c)           Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                (a)           All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                (b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:	/s/ Benjamin F. McGraw III
Benjamin F. McGraw III, Pharm.D.
President and Chief Executive Officer (Principal
Executive Officer

                I, Joseph A. Markey, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Valentis, Inc;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                (a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which this quarterly report is being prepared;

                (b)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                (c)           Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                (a)           All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                (b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:	/s/ Joseph A. Markey
Joseph A. Markey
Senior Director, Finance and Controller
(Principal Financial Officer)