Form 10-Q
period 2002-12-31
VALENTIS INC
filed 2003-02-14
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 5,555,335 as of February 13, 2003.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2002
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,295	$11,212
Short-term investments	—	7,892
Interest and other receivables	9	471
Prepaid expenses and other current assets	912	479
Total current assets	9,216	20,054
Property and equipment, net	2,564	3,526
Goodwill	409	409
Other assets	54	55
Total assets	$12,243	$24,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$122	$68
Accrued compensation	550	1,004
Accrued clinical trial costs	1,483	2,047
Accrued restructuring charges	73	837
Other accrued liabilities	1,619	1,823
Deferred revenue	1,114	—
Current portion of long-term debt	89	138
Total current liabilities	5,050	5,917
Commitments:
Series A redeemable convertible preferred stock	27,116	25,828
Stockholders’ equity (net capital deficiency):
Common stock	1	1
Additional paid-in capital	182,588	184,631
Accumulated other comprehensive loss	(519)	(123)
Accumulated deficit	(201,993)	(192,210)
Total stockholders’ equity (net capital deficiency)	(19,923)	(7,701)
Total liabilities and stockholders’ equity (net capital deficiency)	$12,243	$24,044

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Collaborative research and development revenue	$—	$1,250	$—	$2,500
License and other revenue	1,256	1	1,595	412
Research and development grant revenue	—	—	—	17
Total revenue	1,256	1,251	1,595	2,929
Operating expenses:
Research and development	2,632	6,882	5,531	13,187
General and administrative	3,118	1,958	5,483	4,143
Restructuring charge	832	—	832	—
Amortization of goodwill and other acquired intangible Assets	—	1,433	—	2,866
Total operating expenses	6,582	10,273	11,846	20,196
Loss from operations	(5,326)	(9,022)	(10,251)	(17,267)
Interest income	29	273	87	700
Interest expense and other, net	166	(115)	381	81
Net loss	(5,131)	(8,864)	(9,783)	(16,486)
Deemed dividend	(644)	(649)	(1,288)	(1,298)
Dividends on convertible preferred stock	(385)	(393)	(770)	(787)
Net loss applicable to common stockholders	$(6,160)	$(9,906)	$(11,841)	$(18,571)
Basic and diluted net loss per share applicable to common stockholders	$(5.01)	$(9.83)	$(9.64)	$(18.55)
Shares used in computing basic and diluted net loss per common share	1,229	1,008	1,228	1,001

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,783)	$(16,486)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	983	1,414
Amortization of goodwill and other acquired intangibles	—	2,866
Amortization of deferred compensation	—	10
Stock options granted to non-employees for services rendered	—	205
Changes in operating assets and liabilities:
Other receivables	462	153
Prepaid expenses and other assets	(433)	(156)
Deferred revenue	1,114	(2,500)
Accounts payable	54	(238)
Accrued liabilities	(2,370)	(348)
Foreign currency translation adjustment	(396)	(305)
Net cash used in operating activities	(10,369)	(15,385)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(69)
Proceeds from sale of property and equipment	—	136
Purchase of available-for-sale investments	—	(5,309)
Maturities of available-for-sale investments	7,892	13,012
Net cash provided by investing activities	7,871	7,770

Cash flows from financing activities:
Payments on long-term debt	(49)	(1,455)
Preferred stock dividends paid in cash	(373)	—
Proceeds from issuance of common stock, net of repurchases	3	12,899
Net cash provided by (used in) financing activities	(419)	11,444

Net increase (decrease) in cash and cash equivalents	(2,917)	3,829
Cash and cash equivalents, beginning of period	11,212	13,691
Cash and cash equivalents, end of period	$8,295	$17,520

Supplemental disclosure of cash flow information:
Interest paid	$6	$93
Schedule of non-cash transactions:
Preferred stock dividends paid in common stock	$12	$787
Preferred stock dividends payable	$384	$—
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$1,288	$1,298

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis”, the “Company”, “we”, “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended December 31, 2002 and 2001. The balance sheet at June 30, 2002 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2003. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2002, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly–owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring activities. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the effects of the Reverse Stock Split.  See Note 9 for further information.

2.             New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.  As a result of adopting SFAS 142, we are required to perform an initial impairment review of the Company’s goodwill as of July 1, 2002 and an annual impairment review thereafter. The initial review was completed during the quarter ended December 31, 2002. The Company concluded that no adjustment to goodwill was necessary as of July 1, 2002. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required). The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on our results of operations, financial position or cash flows.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

3.             Revenue Recognition

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company’s core technology, are deferred and recognized on a straight-line basis over the relevant periods specified in the agreement, generally the research term.

Revenue related to collaborative research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the terms of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

The Company also has licensed technology to various biotechnology and pharmaceutical companies. Under these arrangements, the Company receives nonrefundable license payments in cash. These payments are recognized as revenue when received, provided the Company has no future performance or delivery obligations under these agreements.  Otherwise, revenue is deferred until performance or delivery is satisfied.  Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time.  Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised.  Additionally, certain of these license agreements involve technology that the Company has licensed or otherwise acquired through arrangements with third parties pursuant to which the Company is required to pay a royalty equal to a fixed percentage of amounts received by the Company as a result of licensing this technology to others.  Such royalty obligations are recorded as a reduction of the related revenue.

4.             Net Loss Per Share

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted–average number of common shares outstanding for the period. Diluted earnings per share includes the effect of options and warrants, if dilutive. Due to our net loss position for all periods presented, diluted net loss per share has not been presented separately because the result would be antidilutive.

Options to purchase 126,646 shares of common stock at a weighted average price of $168.60 per share and options to purchase 128,892 shares of common stock at a weighted average price of $204.00 per share have been excluded from the calculation of diluted net loss per share for the three months ended December 31, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive. Options to purchase 143,417 shares of common stock at a weighted average price of $161.70 per share and options to purchase 128,198 shares of common stock at a weighted average price of $208.50 per share have been excluded from the calculation of diluted net loss per share for the six months ended December 31, 2002 and 2001, respectively, because the effect of inclusion would be antidilutive.

In December 2000, in connection with the sale of shares of Series A convertible redeemable preferred stock (the “Series A preferred stock”), at a purchase price of $1,000 per share pursuant to Subscription Agreements, dated as of November 20, 2000, by and between the Company and each holder of Series A redeemable convertible preferred stock, the Company issued common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of common stock and warrants to purchase up to an aggregate of 4,666 shares of common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.  The shares of outstanding Series A preferred stock were initially convertible into 114,073 shares of common stock.  The conversion ratio for the Series A preferred stock was adjusted in January 2003 (see Note 9).

The options, Series A preferred stock as converted to common stock and common stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

5.             Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(5,131)	$(8,864)	$(9,783)	$(16,486)
Net unrealized gain (loss) on available-for-sale securities	—	(60)	(1)	(71)
Foreign currency translation adjustment	(170)	80	(395)	(305)
Comprehensive loss	$(5,301)	$(8,844)	$(10,179)	$(16,862)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31, 2002	June 30, 2002
Unrealized gain (loss) on available-for-sale securities	$—	$1
Foreign currency translation adjustments	(519)	(124)
Accumulated other comprehensive income	$(519)	$(123)

6.             Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

Redeemable Convertible Preferred Stock and Common Stock Warrants

On December 5, 2000, we completed the private placement of 31,500 shares of Series A redeemable and convertible preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of our common stock to purchasers of the Series A preferred stock, and Class A warrants to purchase up to an aggregate of 4,666 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A preferred stockholder converted 700 shares of Series A preferred stock into 2,592 shares of common stock. As of December 31, 2002, 30,800 shares of Series A preferred stock were outstanding. The 30,800 shares of Series A preferred stock that remained outstanding as of January 24, 2003 were initially convertible into 114,073 shares of common stock. The conversion ratio for the Series A preferred stock was adjusted in January 2003 (see Note 9).

Series A preferred stock

Prior to the conversion of the Series A preferred stock to Common Stock on January 24, 2003 (as discussed in Note 9), the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elected to pay dividends in shares of our common stock, those shares were valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the six months ended December 31, 2002 and 2001 were 810 shares and 7,398 shares, respectively. The accrued dividends as of December 31, 2002 were approximately $450,000.

Each share of Series A preferred stock, together with accrued and unpaid dividends, was convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $270.00, subject to certain adjustments.  This conversion ratio was adjusted in January 2003 (see Note 9).

The Series A preferred stock was to be redeemed by Valentis on June 4, 2004, subject to a one-year extension at the option of the holder, at a redemption price equal to $1,000 per share plus accrued and unpaid dividends.  In addition, the holders of the Series A preferred stock could have required the Company to redeem their shares prior to June 4, 2004 under certain circumstances.  The redemption rights of the Series A preferred stockholders precluded the Company from classifying the Series A preferred stock within stockholders’ equity.  Furthermore, in the event of the Company’s liquidation, the holders of the Series A preferred stock were entitled to a liquidation preference, equal to $1,000 per share plus accrued and unpaid dividends, before any amount were paid to the holders of the Company’s common stock.  As discussed in Note 9, the Series A preferred stock was converted to common stock in January 2003.

Other than as required by law, the holders of the Series A preferred stock had no voting rights, except that the consent of the holders of a majority of the Series A preferred stock was required to effect any change in our certificate of incorporation that would materially and adversely affect any rights of the Series A preferred stock or create any series of preferred stock with rights senior to those of the Series A preferred stock. Pursuant to the terms of the Series A Amendment, Consent and Waiver regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock of Valentis, Inc., executed by and among the Company and each of the holders of the Series A preferred stock on November 11, 2002 and subject to certain conditions thereof, we received the consent of each holder of Series A preferred stock to effect certain changes in our certificate of incorporation that materially and adversely affected the rights of the Series A preferred stock, as more fully described in Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements.

Class A Warrants

In connection with the issuance of the Series A preferred stock on December 5, 2000, Valentis issued common stock purchase warrants, Class A, exercisable for an aggregate of 31,983 shares of common stock to the purchasers of the Series A preferred stock and to the placement agents. The Class A Warrants are immediately exercisable and remain exercisable for four years at an exercise price of $307.50 per share, subject to adjustment. In the event that the average closing bid price of the common stock during any ten consecutive trading days exceeds 275% of the exercise price, the Company may cancel the Class A warrants.

Class B Warrants

Valentis issued common stock purchase warrants, Class B, to the purchasers of the Series A preferred stock, exercisable for an aggregate of 10,243 shares of common stock. The Class B Warrants became exercisable one year after issuance and remain exercisable for three years at an exercise price of $307.50 per share, subject to adjustment.

Summary of Certain Preferred Stock and Warrant Accounting

The total cash proceeds of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 42,227 shares of common stock issued in the private placement. The $6.0 million value of the warrants was subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price was compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis’ common stock and the discounted conversion price, and is subject to accretion over the 3.5-years redemption period.

The accretion of Class A and B warrants for the quarter ended and six months ended December 31, 2002 was approximately $432,000 and $863,000, respectively. The accretion of the beneficial conversion feature for the quarter ended and six months ended December 31, 2002 was approximately $77,000 and $153,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

Dividends on the preferred stock, calculated at value at the rate of 5% per annum, were approximately $385,000 and $770,000 for the quarter ended and six months ended December 31, 2002, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $136,000 and $271,000 for the quarter ended and six months ended December 31, 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

Concurrent with the capital restructuring actions discussed in Note 9, all remaining unaccreted amounts were accreted and reflected as a deemed dividend (see Note 9).

In January 2002, a Series A preferred stockholder converted all of its 700 shares of Series A preferred stock, with a stated value of $1,000 per share, into 2,592 shares of the Company’s common stock at a conversion price of $270.00 per share. The Series A preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 710 and 227 shares of our common stock, respectively.

7.             Corporate Restructuring Actions

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

For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $764,000 was paid during the six months ended December 31, 2002 and approximately $73,000 remains accrued as of December 31, 2002. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002 and the accrued employee severance of approximately $73,000 was paid in the fiscal third quarter of 2003 ending March 31, 2003. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) del-1 gene medicine for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures.  We recorded restructuring and related charges of approximately $832,000 for employee severance, all of which was paid during the quarter ended December 31, 2002.

8.             Goodwill and Intangible Assets

Valentis recorded $1.4 million for amortization of goodwill and other acquired intangible assets for the quarter ended December 31, 2001, which was associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000.  We adopted SFAS 142 (see note 2) on July 1, 2002. As of June 30, 2002, we had approximately $409,000 of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the required impairment analyses in accordance with SFAS 142 as of July 1, 2002 and additionally as of December 31, 2002, and determined that goodwill was not impaired.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill amortization during the three months and the six months ended December 31, 2002 and 2001 and during the years ended June 30, 2002, 2001 and 2000 (in thousands, except per share amounts).

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Reported net loss attributable to common stockholders	$(6,160)	$(9,906)	$(11,841)	$(18,571)
Plus FAS 142 adjustments:
Goodwill amortization	—	1,433	—	2,866
Adjusted net loss attributable to common stockholders	(6,160)	(8,473)	(11,841)	(15,705)
Adjusted net loss per share	$(5.01)	$(8.41)	$(9.64)	$(15.69)

	Year Ended June 30,
	2002	2001	2000

Reported net loss attributable to common stockholders	$(37,237)	$(40,576)	$(47,655)
Plus FAS 142 adjustments:
Goodwill amortization	4,914	5,733	5,016
Adjusted net loss attributable to common stockholders	$(32,323)	$(34,843)	$(42,639)
Adjusted net loss per share	$(29.15)	$(35.41)	$(48.34)

9.             Subsequent Events

Capital Restructuring Actions

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

The conversion and reverse stock split were approved by the holders of the Company’s common stock at the Company’s Annual Meeting of Stockholders held on January 23, 2003. At the Annual Meeting, the stockholders approved the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which provided for the following: (i) an increase in the authorized shares of Common Stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the reverse stock split); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company’s outstanding Common Stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company.  The Restated Certificate was previously approved by Company’s Board of Directors and the holders of the Company’s Series A preferred stock.

Following the Annual Meeting, the Board of Directors authorized a one-for-thirty reverse stock split whereby each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  The Company filed the Restated Certificate on January 24, 2003, and the conversion of Series A preferred stock and the reverse stock split occurred on the same day.  As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares after giving effect to the Reverse Stock Split.  In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains at $.001.

Upon conversion of the Series A preferred stock to common stock the remaining $3.7 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature, and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.

Move to Nasdaq SmallCap Market

Our common stock began trading on The Nasdaq SmallCap Market effective as of the opening of business on January 31, 2003, pursuant to an exception described below.  There was no change in the method by which the Company’s common stock is traded, and the transfer to The Nasdaq SmallCap Market was transparent to stockholders.  The Nasdaq National Market and The Nasdaq SmallCap Market both operate under the same electronic, screen-based dealer market with trading executed through an advanced computer and telecommunications network. The decision of The Nasdaq Stock Market to grant the Company’s request to transfer the Company’s Common Stock from The Nasdaq National Market to The Nasdaq SmallCap Market was made by a panel established by Nasdaq to review the Company’s ability to satisfy the continued listing requirements applicable to Nasdaq National Market issuers.

The exception requires the Company to, among other things, (i) file an application for new listing, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing a certain amount of stockholders’ equity.

The continued listing of the Company’s common stock on The Nasdaq SmallCap Market is subject to the Company’s ability to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing.  SmallCap issuers must maintain a minimum bid price of at least $1.00 per share, stockholders’ equity of at least $2.5 million and a market value of publicly held shares of at least $1 million, among other requirements.

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

OVERVIEW

BUSINESS SUMMARY AND RECENT ACTIONS	Since our last 10-Q filing we have:

	•	focused our development efforts on del-1 and substantially reduced our cash burn rate;
	•	signed a major licensing agreement and a significant amendment to another, which provide further validation of our technologies;
	•	completed a significant capital restructuring, which improved our stockholders’ equity position on our balance sheet;
	•	preserved our Nasdaq listing, which included a move to the Nasdaq Small Cap exchange;
	•	continued to pursue the patent infringement lawsuit with Alza Corporation;
	•	changed the composition of our Board of Directors; and
	•	advanced del-1 through its Phase I safety trial.

These actions were completed in a very challenging quarter. We now look forward to advancing del-1 through its critical Phase II safety and efficacy trial.

TECHNOLOGY PLATFORMS

VALENTIS HAS THREE PRODUCT PLATFORMS FOR THE DEVELOPMENT OF NOVEL THERAPEUTICS: GENE MEDICINE, GENESWITCH® AND DNA VACCINE PLATFORMS.

Valentis is converting biologic discoveries into innovative products.  The Company’s lead product is based on the del-1 angiogenesis gene, formulated with one of the Company’s PINC™ proprietary polymer delivery systems.  The Company is developing its other technologies, the GeneSwitch® and DNA vaccine delivery technologies, through partnerships with pharmaceutical and biotechnology companies.

Valentis develops products in a single business segment, gene therapy, by combining gene delivery and gene regulation technologies with novel genes.

GENE MEDICINE PRODUCTS

Valentis uses non-viral, or synthetic, delivery systems to develop gene medicines. Each product consists primarily of two components: (i) a DNA plasmid, a circular segment of DNA that contains a therapeutic gene and components that regulate its expression; and (ii) polymers and/or other synthetic agents to facilitate the delivery of the DNA plasmids into target cells by various modes of administration.

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

DEL-1 GENE MEDICINE PRODUCT

VALENTIS IS PRIORITIZING ITS EFFORTS ON THE CLINICAL DEVELOPMENT OF ITS DEL-1 GENE MEDICINE PRODUCT FOR PERIPHERAL ARTERIAL DISEASE.

We dosed what is expected to be the last patient in the final cohort of our Phase I clinical trial for our lead product, del-1. Currently, twenty patients with peripheral arterial disease (PAD) have been enrolled and treated in this trial.  The results of this trial so far have allowed us to choose a dose and dosing pattern for our Phase II safety and efficacy trial. To date, the safety profile is positive with no severe adverse effects related to the drug. We are currently adding additional patients at the top dose of the trial with a goal of treating 10 patients at this dose.  From these patients, we expect to learn more about safety and get indications of potential efficacy.

Del-1 is a protein involved in the early growth and development of blood vessels. It is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. Del-1 has a distinct mechanism of action from other known angiogenic factors such as members of the VEGF and FGF families. By stimulating angiogenesis, del-1 has demonstrated the potential to be effective in the treatment of a variety of cardiovascular diseases, including peripheral arterial disease (PAD) and ischemic heart disease (IHD).

GENESWITCH® SYSTEM

In December 2002, we expanded the technology licensing agreement for our GeneSwitch® technology with GlaxoSmithKline (Glaxo) and completed a multi-product license and option agreement with Schering AG that included our GeneSwitch® and delivery technologies.

The Glaxo amendment expanded an April 2001 license agreement for use of our GeneSwitch® gene regulation technology.  Under the terms of the amended non-exclusive license, Glaxo will have the ability to use the GeneSwitch® technology for research purposes in all of its facilities for a period of up to 10 years.  In consideration of this expansion, we received a $1 million payment.

The GeneSwitch® gene regulation system allows researchers to control the level and duration of selected genes in transgenic animals and cell cultures, aiding in the identification and characterization of a gene’s function.

The agreement with Schering AG was a multi-product license and option agreement to develop and commercialize gene-based therapeutic products. Under terms of the agreement Schering obtained exclusive, world-wide rights to Valentis’ PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene. Schering made an initial payment of $1.1 million in cash to Valentis in license and option fees.

SYNTHETIC VACCINE DELIVERY SYSTEMS

In October 2002, we announced that Epimmune Inc. signed a non-exclusive license for our proprietary DNA Vaccine delivery technology for use in developing treatments for cancer. Under the terms of the agreement, Epimmune has rights to our proprietary PINC™ polymer DNA delivery technology for use in up to four preventive and therapeutic DNA cancer vaccine products. In return, Valentis received an upfront license fee and will be eligible to receive product development milestones and royalties on future product sales.

We have developed synthetic vaccine delivery systems based on our proprietary PINC™ polymers. Our proprietary PINC™ polymer-based delivery technologies provide more consistent levels of gene expression and enhance transfection efficiency of plasmid DNA delivered intramuscularly or intratumorally. Our gene delivery technologies have been used in various clinical candidates, and formulations can be optimized for specific DNA vaccine delivery needs.

INTELLECTUAL PROPERTY

POLYMASC FILED LAWSUITS AGAINST ALZA CORPORATION, SP LABO N.V. SP EUROPE AND ESSEX PHARMA GMBH, ALL MEMBERS OF THE SCHERING P LOUGH GROUP FOR INFRINGEMENT OF OUR “LIPOSOMES” PATENT

On April 6, 2001, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc (PolyMASC), filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA’s manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.” The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA’s infringement was willful. The District Court issued a ruling in December 2002, in which the court decided the meaning of certain terms used in the patent claims at issue in the litigation.  In the ruling, the district court adopted the claim interpretation proposed by ALZA.  As a result, the Court entered judgment of non-infringement in favor of ALZA.  The Company is appealing that decision to the Federal Circuit Court of Appeals.

On April 24, 2002, Valentis announced that PolyMASC had initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of European Patent Nos. EP572,049B1 and EP445,131B1, based on the sales of Caelyx®. Both patents are European counterparts to U.S. Patent Number 6,132,763 described above. PolyMASC is seeking monetary damages.

The Company announced in January 2003 that the Japanese Patent Office has dismissed ALZA’s demand for invalidation, brought by ALZA on August 20, 2001 relating to claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. and European patents described above. ALZA was seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent.

SUBSEQUENT EVENTS

VALENTIS COMPLETES CAPITAL RESTRUCTURING

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

The conversion and reverse stock split were approved by the holders of the Company’s common stock at the Company’s Annual Meeting of Stockholders held on January 23, 2003. At the Annual Meeting, the stockholders approved the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which provided for the following: (i) an increase in the authorized shares of common stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the one-for-thirty reverse stock split discussed below); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company’s outstanding common stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company.  The Restated Certificate was previously approved by Company’s Board of Directors and the holders of the Company’s Series A preferred stock.

Following the Annual Meeting, the Board of Directors authorized a one-for-thirty reverse stock split (the “Reverse Stock Split”) whereby each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  Accordingly, common stock share and per share amounts for all period presented have been adjusted to reflect the impact of the Reverse Stock Split.  The Company filed the Restated Certificate on January 24, 2003, and the conversion of Series A preferred stock and the reverse stock split occurred on the same day.  As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares. In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains at $.001.

Upon conversion of the Series A preferred stock to common stock the remaining $3.7 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature, and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stock holders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.

The Company’s common stock began trading on a split-adjusted basis when the market opened on January 27, 2003, with the interim ticker symbol “VLTSD.” After twenty trading days, the Company expects that the “D” designation (signifying the reverse stock split) will be removed, and our ticker symbol will revert to “VLTS.”

Additional business transacted at the Annual Meeting included the election of Patrick Enright and Alan Mendelson to the Company’s Board of Directors and the ratification of the selection of Ernst & Young as the Company’s auditors for the current fiscal year.

VALENTIS MOVES TO THE NASDAQ SMALLCAP MARKET

Our common stock began trading on The Nasdaq SmallCap Market effective as of the opening of business on January 31, 2003, pursuant to an exception described below.  There was no change in the method by which the Company’s common stock is traded, and the transfer to The Nasdaq SmallCap Market was transparent to stockholders.  The Nasdaq National Market and The Nasdaq SmallCap Market both operate under the same electronic, screen-based dealer market with trading executed through an advanced computer and telecommunications network. The decision of The Nasdaq Stock Market to grant the Company’s request to transfer the Company’s Common Stock from The Nasdaq National Market to The Nasdaq SmallCap Market was made by a panel established by Nasdaq to review the Company’s ability to satisfy the continued listing requirements applicable to Nasdaq National Market issuers.

The exception requires the Company to, among other things, (i) file an application for new listing, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing a certain amount of stockholders’ equity.

The continued listing of the Company’s common stock on The Nasdaq SmallCap Market is subject to the Company’s ability to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing.  SmallCap issuers must maintain a minimum bid price of at least $1.00 per share, stockholders’ equity of at least $2.5 million and a market value of publicly held shares of at least $1 million, among other requirements.

FINANCING AND CAPITAL REQUIREMENTS

In order to maintain such listing through 2003 and to continue to fund operations, we will need to raise additional funds. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale of securities, the sale or merger of our business, the sale of certain assets, or other actions (see “Liquidity and Capital Resources” below).

VALENTIS ELECTS NEW MEMBERS TO BOARD OF DIRECTORS.

In January, Dennis J. Purcell and Reinaldo M. Diaz were elected to Valentis’ Board of Directors. Messrs. Diaz and Purcell fill two of the vacancies created by the resignations of Drs. Raju Kucherlapati, Bert W. O’Malley and John S. Schroeder.  Doctors Schroeder and O’Malley are remaining with the company as scientific advisors.

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2002, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

Valentis’ revenue for the three months ended December 31, 2002 and 2001 was approximately $1.3 million and $1.3 million, respectively. Revenue for the six months ended December 31, 2002 and 2001 was approximately $1.6 million and $2.9 million, respectively.  Revenues attributable to technology license agreements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$1,250	$—	$2,500
License, milestone and royalty	1,256	1	1,595	412
	1,256	1,251	1,595	2,912
Grant revenue	—	—	—	17
Total revenue	$1,256	$1,251	$1,595	$2,929

Changes in revenue for the three and six months ended December 31, 2002, compared to the previous year are explained below:

•              No revenue was recognized from Roche for the three and six months ended December 31, 2002, as the collaboration with Roche ended in the prior year in accordance with the terms of the agreement.  Revenue recognized from Roche for the three and six months ended December 31, 2001 was recognized in accordance with the performance of research obligations under the agreement.

•              The difference between license, milestone and royalty revenue for the three and six months ended December 31, 2002 and 2001 primarily reflects the increase from the GeneSwitch® licensing amendment with GlaxoSmithKline of $980,000, which is net of required royalty payments to a third party.

•              No grant revenue was recorded in the three and six months ended December 31, 2002 due to the completion of Small Business Innovation Research (SBIR) grants in August 2001.

Expenses

Research and development expenses decreased approximately $4.3 million and $7.7 million for the three and six months ended December 31, 2002, respectively, as compared to the prior year periods. For the three months ended December 31, 2002 and 2001, research and development expenses were approximately $2.6 million and approximately $6.9 million, respectively. For the six months ended December 31, 2002 and 2001, research and development expenses were approximately $5.5 million and approximately $13.2 million, respectively. The decrease was attributable to staff reductions resulting from our restructuring actions, savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions. We expect research and development spending to decrease quarter over quarter as a result of restructuring actions.

General and administrative expenses increased approximately $1.2 million and $1.3 million for the three and six months ended December 31, 2002, respectively, as compared to the prior year periods. For the three months ended December 31, 2002 and 2001, general and administrative expenses were approximately $3.1 million and approximately $2.0 million, respectively. For the six months ended December 31, 2002 and 2001, general and administrative expenses were approximately $5.5 million and approximately $4.1 million, respectively. The increase was attributable primarily to increased professional fees.  The increase in expense was partially offset by savings resulting from the reduction of general and administrative staff associated with our restructuring actions, savings from the reductions in preclinical product development and suspension of clinical programs in oncology. We expect general and administrative spending to decrease quarter over quarter as a result of restructuring actions.

Valentis recorded $1.4 million for amortization of goodwill and other acquired intangible assets for the quarter ended December 31, 2001, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000.  We adopted SFAS 142 (see Note 2 to Notes to Unaudited Condensed Consolidated Financial Statements) on July 1, 2002. As of June 30, 2002, we had approximately $409,000 of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the required initial impairment analysis as of July 1, 2002 in accordance with SFAS 142, and updated our analysis for the quarter ended December 31, 2002, and determined that goodwill was not impaired.

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

For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $764,000 was paid during the six months ended December 31, 2002 and approximately $73,000 remains accrued as of December 31, 2002. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002 and the accrued employee severance of approximately $73,000 was paid in the fiscal third quarter of 2003 ending March 31, 2003. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

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

The Company is actively managing the disposal of the Woodlands facility to reduce lease obligations and pursue assignment or sublease options without material financial impact. Therefore, the Company has not recorded a charge related to exiting this facility in connection with the January 2002 restructuring.

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) del-1 gene medicine for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures. In addition, J. Tyler Martin, M.D., Senior Vice President, Research and Development, left the Company. Margaret M. Snowden, General Counsel, continues with the Company to date and will transition out of the Company over time, but will continue to lead the Company’s patent infringement litigation. For the three months ended December 31, 2002, we recorded restructuring and related charges separately in the consolidated statements of operations of approximately $832,000 for employee severance. All of the approximately $832,000 was paid during the quarter ended December 31, 2002.

Interest Income and Expense and Other, Net

Interest and other income (expense), net increased approximately $37,000 to approximately $195,000 for the quarter ended December 31, 2002 compared to approximately $158,000 in the corresponding period of 2001.  The difference was primarily attributable to decreased interest expense derived from lower loan balances in the quarter ended December 31, 2002.  For the six months ended December 31, 2002 interest and other income (expense), net decreased approximately $313,000 to approximately $468,000 compared to approximately $781,000 in the corresponding period of 2001.  The difference was primarily attributable to decreased interest income resulting from lower investment balances, partially offset by favorable currency translation rates in 2002 as compared to 2001.

Deemed Dividends Related to Series A Preferred Stock

The deemed dividends related to the Series A preferred stock (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements) include the accretion of Class A and B warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

The accretion of Class A and B warrants for the quarter and six months ended December 31, 2002, was approximately $432,000 and $863,000, respectively compared to $432,000 and $863,000 for the corresponding periods of the prior year. The accretion of the beneficial conversion feature for the quarter and six months ended December 31, 2002 was approximately $77,000 and $153,000, respectively compared to $78,000 and $157,000 for the corresponding periods of the prior year. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $136,000 and $271,000, respectively, for the quarter and six months ended December 31, 2002, was included in the calculation of net loss applicable to common stockholders. Accretion of issuance costs were approximately $139,000 and $278,000 for the quarter and six months ended December 31, 2001.

Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.7 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature, and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stock holders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003

Dividends on Series A Preferred Stock

Dividends on the Series A preferred stock (see Note 6 of the Notes to the Unaudited Condensed Consolidated Financial Statements) were calculated at the rate of 5% per annum and were approximately $385,000 and $770,000 for the quarter and six months ended December 31, 2002, respectively compared to $393,000 and $787,000 for the corresponding periods of the prior year. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, Valentis had $8.3 million in cash, cash equivalents and investments compared to $19.1 million at June 30, 2002. The decrease of $10.8 million in cash and investments balances relates primarily to funding ongoing operations and restructuring expenses. Our capital expenditures were $21,000 and $69,000 for the six months ended December 31, 2002 and 2001, respectively. Valentis expects its capital expenditures to remain at current spending levels to reflect the Company’s overall cost reduction plans and prioritization of its research and development efforts.

The Company has experienced operating losses since its inception through December 31, 2002, including a net loss of $5.1 million and $9.8 million for the quarter and the six months ended December 31, 2002, respectively, and its accumulated deficit was $202.0 million at December 31, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies.

Since its inception, Valentis has financed its operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements.

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

As discussed in the “Overview” section above, the conversion and reverse stock split were approved by the holders of the Company’s common stock at the Company’s Annual Meeting of Stockholders held on January 23, 2003.   The Company filed its restated certificate of incorporation on January 24, 2003, and the conversion of Series A preferred stock and the reverse stock split occurred on the same day. As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares after giving effect to the Reverse Stock Split). In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains at $.001.

On December 27, 2001, Valentis completed an underwritten public offering of 204,333 shares of its common stock for a total public offering price of $13.8 million in new financing. The proceeds after underwriting discounts, commissions and offering costs were $12.6 million. We have used and expect to continue to use the net proceeds from the sale of the common stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

On December 5, 2000, we completed the private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of our common stock and warrants to purchase up to an aggregate of 4,666 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additional details associated with our December 5, 2000 private placement of Series A preferred stock and Warrants can be obtained from the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as amended, filed with the Securities and Exchange Commission or from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of December 31, 2002, the outstanding balance under this financing agreement was $89,000, which will be fully repaid during fiscal year 2003. Valentis has fully utilized the borrowing capacity under this agreement.

Valentis leases its facilities under operating leases. These leases expire between October 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases, and future minimum payments under the equipment loan agreement at December 31, 2002 are as follows (in thousands):

Year ended June 30,	Operating Leases	Equipment Loan	Total
2003 (Remaining term)	$827	$89	$916
2004	1,662	—	1,662
2005	940	—	940
2006	249	—	249
2007	256	—	256
Thereafter	65	—	65
	$3,999	$89	$4,008

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale of securities, the sale or merger of our business, the sale of certain assets, or other actions.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments, and projected interest income, will enable it to maintain its current and planned operations at least through June 30, 2003, in the absence of additional financial resources. In October 2002, management modified the Company’s operating plans to reduce operating expenses in order to have sufficient cash resources to operate at least through June 30, 2003. This modification to the Company’s operating plan, which included a reduction in personnel, required the Company to delay, scale back or eliminate its research and development programs and commercialization efforts. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.  As a result of adopting SFAS 142, we are required to perform an initial impairment review of the Company’s goodwill as of July 1, 2002 and an annual impairment review thereafter. The initial review was completed during the quarter ended December 31, 2002. The Company concluded that no adjustment to goodwill was necessary as of July 1, 2002 and no accounting change adjustment was recognized. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.

We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but will provide the additional disclosures required by SFAS No. 148.

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

We have experienced operating losses since our inception through December 31, 2002, including a net loss of $9.8 million for the six months ended December 31, 2002, and our accumulated deficit was $202.0 million at December 31, 2002. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company’s cash, cash equivalents and investments decreased from $12.1 million at September 30, 2002 to $8.3 million at December 31, 2002.

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2002, as amended, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that included an explanatory paragraph which stated that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph stated the following conditions which raised substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception; (ii) we have declining cash and investment balances and net capital deficiency; and (iii) we have been notified that we have not complied with certain listing requirements of the Nasdaq National Market, and holders of our Series A preferred stock could have required us to redeem their shares for cash.  As described more fully in the section labeled “Subsequent Events” above, all outstanding shares of Series A preferred stock automatically converted into shares of the Company’s common stock on January 24, 2003, and the redemption rights formerly associated with the Series A preferred stock have been eliminated.

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets or other actions.

There are no assurances that the Company can maintain its listing on the Nasdaq SmallCap Market.

Effective with the open of business on January 31, 2003, the Company’s common stock began trading on the Nasdaq SmallCap Market, pursuant to an exception, which required the Company to among other things, (i) file an application for listing on The Nasdaq SmallCap Market, pay all applicable listing fees and evidence compliance with all requirements for continued listing on the Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make a public filing with the SEC and Nasdaq evidencing at least $7 million of stockholders' equity by January 31, 2003.  On February 3, 2003, the Company received a letter from the Panel extending the Company’s deadline for making a public filing evidencing stockholders’ equity of at least $7 million to February 14, 2003.  The Panel acknowledged that the Company had timely submitted to Nasdaq monthly projections on a balance sheet and income statement basis through calendar 2003.  Based on those projections, the Panel added the following term to the listing exception described above: on or before Mary 15, 2003 and September 30, 2003, the Company must file with the SEC and Nasdaq the Form 10-Q for the quarter ended March 31, 2003 and the Form 10-K for the fiscal year ending June 30, 2003, respectively.  Each of these filings must evidence the Company’s continued compliance with the $2.5 million minimum stockholders’ equity requirement and all other requirements for continued listing on the Nasdaq SmallCap Market.  In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on the Nasdaq SmallCap Market.

The Panel has notified the Company that in the event the Company fails to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on the Nasdaq SmallCap Market, including Nasdaq’s corporate governance criteria, the Company’s securities will be delisted from the Nasdaq Stock Market.  If the Company’s securities are delisted from the Nasdaq Stock Market, the trading of the Company’s common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from the Nasdaq Stock Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, would reduce the price at which our shares trade. The delisting of our common stock could also deter broker—dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

We must be able to continue to secure additional financing in order to continue our operations.

We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business or sale of certain assets.

We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of Series A preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $3.0 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

Our cash and investments at December 31, 2002 were $8.3 million. Based on the Company’s current operating plan, we anticipate that our cash, cash equivalents and investments and projected interest income will enable us to maintain our current and planned operations at least through June 30, 2003, in the absence of additional financial resources. In order to maintain our current and planned operations beyond June 30, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the quarter ended December 31, 2002, we recorded total revenues of approximately $1.3 million and a net loss of approximately $5.1 million. As of December 31, 2002, we had an accumulated deficit totaling approximately $202.0 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

Within the last 12 months, our common stock has traded between a high of $95.1 and a low of $3.3 (as adjusted for the one-for-thirty reverse stock split effected January 24, 2003). The market price of the shares of common stock for our company has been and may continue to be highly volatile, particularly in light of the Company's recent one for thirty reverse stock split of our common stock, which has significantly reduced the number, and liquidity, of the freely tradable shares of our common stock.

The market price of our common stock may fluctuate significantly in response to many factors, most of which are beyond our control, including the following:

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

•              fluctuations in the trading volume of our stock;

•              acquisition or merger of the Company by or with another company;

•              changes in our eligibility for continued listing of our common stock on the Nasdaq Stock Market; and

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

Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A preferred stock was allocated to the common stock purchase warrants, the beneficial conversion feature and issuance costs and are reflected as additional paid-in capital. This $7.1 million were to be accreted to the preferred stock amount and recorded as deemed dividends over the term of the initial 3.5-year redemption period. This accretion, along with the preferred stock dividend, increases the net loss (reduces the net income) available to common stockholders

Upon conversion of the Series A Preferred Stock to common stock in January 2003, the remaining $3.7 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature, and issuance costs related to the Series A Preferred Stock were accreted and recorded as a deemed dividend. This deemed dividend will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003. Additionally, as a result of the simultaneous conversion of the Series A Preferred Stock to common stock and the reduction in the Series A Preferred Stock conversion price, the excess of the fair value of the common stock issued to the Series A Preferred Stock holders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also will be included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.

Concentration of ownership among our existing principal stockholders, executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our existing principal stockholders, executive officers, directors and their affiliates beneficially own or control in excess of 70% of the outstanding shares of common stock, with over 50% of the outstanding shares held by two such persons, Perseus-Soros BioPharmaceutical Fund, L.P. and Diaz & Altschul Capital Management, LLC. As a result, such persons may have the ability to effectively control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

Development and commercial introduction of our gene therapy and other products will require several years of research and development and clinical trials and must satisfy applicable government regulations.

All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. Moreover, some of our potential products are in the early stages of research and development, and we may abandon further development efforts on these potential products before they reach clinical trials. Gene therapeutics is a new field and may not lead to commercially viable pharmaceutical products.

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

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA’s general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. As we have experienced, the failure of our contract manufacturer to comply with Good Manufacturing Practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our del-1 PAD clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our del-1 peripheral arterial disease (PAD) clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have continued to manufacture new material at another manufacturing site.

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

•              obtaining FDA and other regulatory approvals; and

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions as of December 31, 2002, it may be more difficult to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

If we are unable to obtain rights to proprietary genes, proteins or other technologies, we will be unable to operate our business.

Our gene medicine products involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. We may not be able to obtain a license to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market.

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

On April 6, 2001, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc (PolyMASC), filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA’s manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.” The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA’s infringement was willful. The District Court issued a ruling in December 2002, in which the court decided the meaning of certain terms used in the patent claims at issue in the litigation.  In the ruling, the district court adopted the claim interpretation proposed by ALZA.  As a result, the Court entered judgment of non-infringement in favor of ALZA.  The Company is appealing that decision to the Federal Circuit Court of Appeals. The Company intends to seek immediate disposition of the case at the District Court level in order to bring the claim construction issues up for review by the Federal Circuit Court of Appeals.  If the claim construction issues are resolved in ALZA’s favor, our ability to enforce the patent will be substantially harmed.

On April 24, 2002, Valentis announced that PolyMASC had initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of European Patent Nos. EP572,049B1 and EP445,131B1, based on the sales of Caelyx®. Both patents are European counterparts to U.S. Patent Number 6,132,763 described above. PolyMASC is seeking monetary damages.

The Company announced in January 2003 that the Japanese Patent Office has dismissed ALZA’s demand for invalidation, brought by ALZA on August 20, 2001 relating to claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. and European patents described above. ALZA was seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. Our investments consist primarily of commercial paper, medium-term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis’ investment portfolio and long-term debt obligations (in thousands, except percentages).  All of Valentis’ market risk sensitive instruments mature in 2003.

2003
Cash equivalents
Fixed rate	$3,375
Average rate	1.42%
Short-term investments
Fixed rate	—
Average rate	—
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$3,375

Average rate	1.42%

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and principal finance and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 6, 2001, Valentis’ wholly owned subsidiary, PolyMASC Pharmaceuticals plc, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA’s manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled “Liposomes.” The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC is seeking monetary damages and enhanced damages should the court find that ALZA’s infringement was willful. The District Court issued a ruling in December 2002, in which the court decided the meaning of certain terms used in the patent claims at issue in the litigation.  In the ruling, the district court adopted the claim interpretation proposed by ALZA.  As a result, the Court entered judgment of non-infringement in favor of ALZA.  The Company is appealing that decision to the Federal Circuit Court of Appeals

On April 24, 2002, Valentis announced that PolyMASC had initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of European Patent Nos. EP572,049B1 and EP445,131B1, based on the sales of Caelyx®. Both patents are European counterparts to U.S. Patent Number 6,132,763 described above. PolyMASC is seeking monetary damages.

The Company announced in January 2003 that the Japanese Patent Office has dismissed ALZA’s demand for invalidation, brought by ALZA on August 20, 2001 relating to claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. and European patents described above. ALZA was seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 83,526 shares of common stock to holders of Series A preferred stock as a stock dividend and interest on dividends for the period from October 17, 2002 to January 24, 2003.  In addition, as a result of the conversion of Series A Preferred Stock on January 24, 2003, the Company issued 4,242,424 shares of common stock to holders of Series A Preferred Stock.  The issuance of these shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 23, 2003, at the Company’s Annual Meeting of Stockholders, the following proposals were submitted to a vote of the holders of the Company’s common stock:

Proposal 1: To approve an amendment to the Company’s Certificate of Incorporation to (i) adjust the conversion price of the Series A Convertible Redeemable Preferred Stock from $9.00 to $0.242 (the “Series A Adjusted Conversion Price”) and (ii) eliminate the redemption provisions relating to the Series A Preferred Stock.

Proposal 2: To approve (i) an amendment to the Company’s Certificate of Incorporation to cause all outstanding shares of Series A Preferred Stock to be automatically converted into Common Stock, at the Series A Adjusted Conversion Price (the “Series A Conversion”), at 5:00 p.m. Eastern Standard Time on the date the Restated Certificate is filed with the Secretary of State of the State of Delaware and (ii) the Series A Conversion, including the issuance of approximately 127 million shares of Common Stock upon the Series A Conversion.

Proposal 3: To approve an amendment to the Company’s Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 65 million to 190 million;

Proposal 4: To approve an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding Common Stock, to become effective immediately after the Series A Conversion, in the range of 1:5 to 1:40, as determined in the discretion of the Board of Directors of the Company.

Proposal 5: To elect two directors to hold office until the 2005 Annual Meeting of Stockholders;

Proposal 6: To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 2003.

The voting of stockholders with respect to each of the foregoing proposals was as follows:

	Votes For	Votes Against	Votes Abstained

Proposal 1:	20,213,976	811,876	55,522
Proposal 2:	20,230,067	804,323	46,984
Proposal 3:	20,146,417	900,689	34,268
Proposal 4:	20,192,656	859,076	29,281
Proposal 5: Election of Directors
Patrick G. Enright	29,177,390	846,420	—
Alan C. Mendelson	29,216,838	806,972	—
Proposal 6:	29,533,141	310,623	180,046

The directors continuing in office after the Annual Meeting were Patrick G. Enright, Raju Kucherlapati, Bert O’Malley, Benjamin F. McGraw III, Alan C. Mendelson and John S. Schroeder.  On January 31, 2003, Drs. Kucherlapati, O’Malley and Schroeder resigned from the Board of Directors, and the remaining members of the Board appointed Dennis J. Purcell and Reinaldo M. Diaz to fill the vacancies.

The amendments set forth in Proposal Nos. 1 and 2 also required the consent of the holders of the Series A preferred stock.  On November 11, 2002, the Company and each holder of the outstanding shares of Series A preferred stock entered into the Series A Amendment, Consent and Waiver, by which each holder of Series A Preferred Stock approved and consented to the Restated Certificate, which provided for such amendments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	10.1*	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.

b.	Reports on Form 8-K

On February 3, 2003, Valentis filed a current report on Form 8-K regarding the (i) correction of the announcement of the number of shares of the Company’s common stock issued upon the conversion of the Series A preferred stock and (ii) changes in the composition of the Company’s Board of Directors.

On January 31, 2003, Valentis filed a current report on Form 8-K regarding the listing of the Company’s common stock on the Nasdaq SmallCap Market effective as of the opening of business on January 31, 2003, pursuant to an exception.

On January 27, 2003, Valentis filed a current report on Form 8-K regarding the approval of the Company’s stockholders of the conversion of the Series A preferred stock into common stock and a reverse stock split at a ratio of one-for-thirty, and the completion of such transactions.

On October 10, 2002, Valentis filed a current report on Form 8-K regarding the Company’s implementation of a corporate restructuring.

On October 1, 2002, Valentis filed a current report on Form 8-K regarding Regulation FD Disclosure for Certification of Chief Executive Officer and Certification of Principal Financial and Accounting Officer.

* Pursuant to a request for confidential treatment, portions of the Exhibit have been redacted from the publicly filed document and have been filed separately with the SEC as required by Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: February 14, 2003	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2003	/s/ JOSEPH A. MARKEY
Joseph A. Markey Senior Director of Finance and Controller (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Benjamin F. McGraw III, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Valentis, Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  February 14, 2003

By:	/s/ Benjamin F. McGraw III
Benjamin F. McGraw III, Pharm.D.
President and Chief Executive Officer (Principal Executive Officer

I, Joseph A. Markey, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Valentis, Inc.;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:  February 14, 2003

By:	/s/ Joseph A. Markey
Joseph A. Markey
Senior Director, Finance and Controller (Principal Financial Officer)