Form 10-Q
period 2003-03-31
VALENTIS INC
filed 2003-05-15
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 5,555,708 as of May 14, 2003.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	June 30, 2002
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,969	$11,212
Short-term investments	—	7,892
Interest and other receivables	63	471
Prepaid expenses and other current assets	593	479
Total current assets	6,625	20,054
Property and equipment, net	2,087	3,526
Goodwill	409	409
Other assets	54	55
Total assets	$9,175	$24,044
LIABILITIES AND STOCKHOLDERS’ EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$252	$68
Accrued compensation	1,044	1,004
Accrued clinical trial costs	1,796	2,047
Accrued restructuring charges	—	837
Other accrued liabilities	1,132	1,823
Deferred revenue	125	—
Current portion of long-term debt	63	138
Total current liabilities	4,412	5,917
Commitments
Series A redeemable convertible preferred stock	—	25,828
Stockholders’ equity (net capital deficiency):
Common stock	6	1
Additional paid-in capital	210,149	184,631
Accumulated other comprehensive loss	(373)	(123)
Accumulated deficit	(205,019)	(192,210)
Total stockholders’ equity (net capital deficiency)	4,763	(7,701)
Total liabilities and stockholders’ equity (net capital deficiency)	$9,175	$24,044

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Collaborative research and development revenue	$—	$833	$—	$3,333
License and other revenue	1,063	—	2,658	412
Research and development grant revenue	—	—	—	17
Total revenue	1,063	833	2,658	3,762
Operating expenses:
Research and development	2,283	5,588	7,814	18,775
General and administrative	1,773	1,946	7,256	6,089
Restructuring charge	—	1,725	832	1,725
Amortization of goodwill and other acquired intangible assets	—	1,433	—	4,300
Total operating expenses	4,056	10,692	15,902	30,889
Loss from operations	(2,993)	(9,859)	(13,244)	(27,127)
Interest income	16	159	103	859
Interest expense and other, net	(49)	(182)	332	(101)
Net loss	(3,026)	(9,882)	(12,809)	(26,369)
Deemed dividends - Accretion of warrants, issuance costs, and beneficial conversion feature	(3,684)	(775)	(4,972)	(2,072)
Adjustment resulting from the reduction in the Series A preferred stock conversion price	(22,293)	—	(22,293)	—
Dividends on convertible preferred stock	(112)	(384)	(882)	(1,171)
Net loss applicable to common stockholders	$(29,115)	$(11,041)	$(40,956)	$(29,612)
Basic and diluted net loss per share applicable to common stockholders	$(6.61)	$(9.11)	$(17.92)	$(27.65)
Shares used in computing basic and diluted net loss per common share	4,402	1,212	2,286	1,071

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,809)	$(26,369)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,432	2,108
Loss (Gain) on disposal of assets	(99)	136
Amortization of goodwill and other acquired intangibles	—	4,300
Amortization of deferred compensation	—	10
Stock options granted to non-employees for services rendered	—	303
Changes in operating assets and liabilities:
Other receivables	408	80
Prepaid expenses and other assets	(114)	23
Deferred revenue	125	(3,333)
Accounts payable	184	(240)
Accrued liabilities	(1,673)	169
Foreign currency translation adjustment	(250)	(146)
Net cash used in operating activities	(12,796)	(22,959)

Cash flows from investing activities:
Purchase of property and equipment	(20)	(127)
Proceeds from sale of property and equipment	126	—
Purchase of available-for-sale investments	—	(12,556)
Maturities of available-for-sale investments	7,892	20,735
Net cash provided by investing activities	7,998	8,052

Cash flows from financing activities:
Payments on long-term debt	(75)	(2,042)
Preferred stock dividends paid in cash	(373)	—
Proceeds from issuance of common stock, net of repurchases	3	13,194
Net cash provided by (used in) financing activities	(445)	11,152

Net increase (decrease) in cash and cash equivalents	(5,243)	(3,755)
Cash and cash equivalents, beginning of period	11,212	13,691
Cash and cash equivalents, end of period	$5,969	$9,936

Supplemental disclosure of cash flow information:
Interest paid	$10	$103
Schedule of non-cash transactions:
Preferred stock dividends declared	$882	$1,171
Preferred stock dividends paid in common stock	$573	$1,171
Preferred stock converted into common stock	$30,800	$700
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$4,972	$2,073

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis”, the “Company”, “we”, “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at March 31, 2003 and the results of operations for the interim periods ended March 31, 2003 and 2002. The balance sheet at June 30, 2002 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2003. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2002, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring activities. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty. As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  Accordingly, common stock share and per share amounts for all periods presented have been adjusted to reflect the effects of the reverse stock split.  See Note 8 for further information.

2.             Significant Accounting Policies

Stock-Based Compensation Pro Forma Information

                Valentis has elected to follow APB 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, ”Accounting for Stock-Based Compensation”, requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                Pro forma net loss and net loss per share information is required by SFAS 148, which also requires that the information be determined as if Valentis has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Valentis' pro forma information follows (in thousands except for net loss per share information):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss applicable to common share holders – as reported	$(29,115)	$(11,041)	$(40,956)	$(29,612)
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(108)	(324)	(186)	(2,735)
Net loss applicable to common share holders – Pro Forma	$(29,223)	$(11,365)	$(41,142)	$(32,347)
Net loss per share applicable to common share holders– as reported	$(6.61)	$(9.11)	$(17.92)	$(27.65)
Net loss per share applicable to common share holders– Pro Forma	$(6.64)	$(9.38)	$(18.00)	$(30.20)

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

3.             Net Loss Per Share

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effect of options and warrants, if dilutive. Due to our net loss position for all periods presented, diluted net loss per share has not been presented separately because the result would be antidilutive.

Options to purchase 117,698 shares of common stock at a weighted average price of $172.02 per share and options to purchase 143,228 shares of common stock at a weighted average price of $179.70 per share have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 and 2002, respectively, because the effect of inclusion would be antidilutive. Options to purchase 134,844 shares of common stock at a weighted average price of $165.14 per share and options to purchase 133,208 shares of common stock at a weighted average price of $198.90 per share have been excluded from the calculation of diluted net loss per share for the nine months ended March 31, 2003 and 2002, respectively, because the effect of inclusion would be antidilutive.

In December 2000, in connection with the sale of shares of Series A convertible redeemable preferred stock (the “Series A preferred stock”), the Company issued common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of common stock and warrants to purchase up to an aggregate of 4,666 shares of common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.

The options and common stock purchase warrants will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.             Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(3,026)	$(9,882)	$(12,809)	$(26,369)
Net unrealized loss on available-for-sale securities	—	(44)	—	(115)
Foreign currency translation adjustment	146	159	(250)	(146)
Comprehensive loss	$(2,880)	$(9,767)	$(13,059)	$(26,630)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2003	June 30, 2002
Unrealized gain (loss) on available-for-sale securities	$—	$1
Foreign currency translation adjustments	(373)	(124)
Accumulated other comprehensive loss	$(373)	$(123)

5.             Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

Redeemable Convertible Preferred Stock and Common Stock Warrants

On December 5, 2000, we completed the private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, we issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of our common stock to purchasers of the Series A preferred stock, and Class A warrants to purchase up to an aggregate of 4,666 shares of our common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A preferred stockholder converted 700 shares of Series A preferred stock into 2,592 shares of common stock. The conversion ratio for the Series A preferred stock was adjusted in January 2003.  The 30,800 shares of Series A preferred stock that remained outstanding as of January 24, 2003, were initially convertible into 114,073 shares of common stock.

Prior to the conversion of the Series A preferred stock to Common Stock on January 24, 2003 (as discussed in Note 8), the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at our election, in shares of common stock. If we elected to pay dividends in shares of our common stock, those shares were valued at the average closing bid price for our common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the nine months ended March 31, 2003 and 2002 were 84,336 shares and 13,797 shares, respectively.

Each share of Series A preferred stock, together with accrued and unpaid dividends, was originally convertible, at the option of the holder, into that number of shares of our common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $270.00, subject to certain adjustments.  This conversion price was adjusted to $7.26 in January 2003 (see Note 8).

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

Other than as required by law, the holders of the Series A preferred stock had no voting rights, except that the consent of the holders of a majority of the Series A preferred stock was required to effect any change in our certificate of incorporation that would materially and adversely affect any rights of the Series A preferred stock or create any series of preferred stock with rights senior to those of the Series A preferred stock. Pursuant to the terms of the Series A Amendment, Consent and Waiver regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock of Valentis, Inc., executed by and among the Company and each of the holders of the Series A preferred stock on November 11, 2002 and subject to certain conditions thereof, we received the consent of each holder of Series A preferred stock to effect certain changes in our certificate of incorporation that materially and adversely affected the rights of the Series A preferred stock, as more fully described in Note 8 in our Notes to Unaudited Condensed Consolidated Financial Statements.

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

Summary of Certain Preferred Stock and Warrant Accounting

The total cash proceeds from the sale of Series A preferred stock of $31.5 million for the Series A preferred stock and Class A and B warrants were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 42,226 shares of common stock issued in the private placement. The $6.0 million value of the warrants was subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price was compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis’ common stock and the discounted conversion price, and was subject to accretion over the 3.5-years redemption period.

                Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs. This deemed dividend, along with a deemed dividend of approximately $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

The accretion of Class A and B warrants for the three and nine months ended March 31, 2003 was approximately $2.5 million and $3.3 million, respectively. The accretion of Class A and B warrants for the three and nine months ended March 31, 2002 was approximately $515,000 and $1.4 million, respectively. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2003 was approximately $439,000 and $592,000, respectively. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2002 was approximately $94,000 and $251,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $776,000 and $1.0 million for the three and nine months ended March 31, 2003, respectively, was included in the calculation of net loss applicable to common stockholders. Accretion of approximately $166,000 and $443,000 for the three and nine months ended March 31, 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 8), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

                Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $111,000 and $881,000 for the three and nine months ended March 31, 2003, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders. Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $384,000 and $1.2 million for the three and nine months ended March 31, 2002, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

6.             Corporate Restructuring Actions

In conjunction with the Company’s announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company’s cost structure with current market conditions. This plan significantly reduced the Company’s preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $700,000 was paid as of June 30, 2002 and the remaining approximately $800,000 was fully paid during the nine months ended March 31, 2003, including approximately $73,000 that was paid during the three months ended March 31, 2003. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) Del-1 gene medicine for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product through the licensing of this technology to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures.  We recorded restructuring and related charges of approximately $832,000 for employee severance, all of which was paid during the quarter ended December 31, 2002.

7.             Goodwill and Intangible Assets

Valentis recorded $1.4 million for amortization of goodwill and other acquired intangible assets for the quarter ended March 31, 2002, which was associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000.  We adopted SFAS 142 (see Note 10) on July 1, 2002. As of June 30, 2002, we had approximately $409,000 of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the initial required impairment analyses in accordance with SFAS 142 as of July 1, 2002 and additionally as of December 31, 2002, and determined that goodwill was not impaired.

In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable interim periods until pre-adoption periods are no longer presented. The following tables adjust the Company’s net loss to exclude the effects of goodwill amortization during the three months and the nine months ended March 31, 2003 and 2002 and during the years ended June 30, 2002, 2001 and 2000 (in thousands, except per share amounts).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Reported net loss attributable to common stockholders	$(29,115)	$(11,041)	$(40,956)	$(29,612)
Plus FAS 142 adjustments:
Goodwill amortization	—	1,433	—	4,300
Adjusted net loss attributable to common stockholders	$(29,115)	$(9,608)	$(40,956)	$(25,312)
Adjusted net loss per common share	$(6.61)	$(7.93)	$(17.92)	$(23.63)

	Year Ended June 30,
	2002	2001	2000

Reported net loss attributable to common stockholders	$(37,237)	$(40,576)	$(47,655)
Plus FAS 142 adjustments:
Goodwill amortization	4,914	5,733	5,016
Adjusted net loss attributable to common stockholders	$(32,323)	$(34,843)	$(42,639)
Adjusted net loss per common share	$(29.15)	$(35.41)	$(48.34)

8.             Capital Restructuring Actions

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

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

Upon conversion of the Series A preferred stock to common stock the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend. This deemed dividend was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

9.             Move to The Nasdaq SmallCap Market

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

The exception requires the Company to, among other things, (i) file an application for new listing, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make public filings with the Securities and Exchange Commission and Nasdaq evidencing a certain amount of stockholders’ equity and compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.  In addition, as described more fully in the section labeled “Additional Factors That May Affect Future Results” below, the listing of the

Company’s common stock on The Nasdaq SmallCap Market is pursuant to an exception to the independent director and audit committee composition requirements set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).  Effective April 17, 2003, and for the duration of the exception to the independent director and audit committee composition requirements, the Company's Nasdaq symbol will be VLTSC. The "C" will be removed from the symbol when the Nasdaq Listing Qualifications Panel has confirmed compliance with the terms of the exception and all other criteria for continued listing.

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

10.          New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of unamortized goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.  As a result of adopting SFAS 142, we are required to perform an initial impairment review of the Company’s goodwill as of July 1, 2002 and an annual impairment review thereafter. The initial review was completed during the quarter ended December 31, 2002. The Company concluded that no adjustment to goodwill was necessary as of July 1, 2002. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS 146 did not have a material impact on our results of operations, financial position or cash flows.

 In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board issued SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS 148 are effective for fiscal periods ended after December 15,

2002. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but have adopted the disclosure provisions required by SFAS 148.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expect,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Risk Factors” and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission.

OVERVIEW

BUSINESS SUMMARY AND RECENT ACTIONS	Since our last 10-Q filing:

•         We continue to advance our lead product, Del-1, through development. Del-1 is a novel gene therapy for the growth of new blood vessels in patients with vascular diseases. In April 2003, we achieved a corporate milestone by completing the scheduled dosing in our Phase I dose escalation safety trial. There were no observed severe adverse events from the drug. We plan to present interim results from the trial at the American Society of Gene Therapy meeting in June 2003. We are on schedule to begin our Del-1 peripheral arterial disease Phase II trial in mid-2003.

• We remain focused on control of expenses and continue to reduce spending wherever practical.

• We continue to pursue the patent infringement lawsuit with Alza Corporation.

TECHNOLOGY PLATFORMS

VALENTIS HAS THREE PRODUCT PLATFORMS FOR THE DEVELOPMENT OF NOVEL THERAPEUTICS: GENE MEDICINE, GENESWITCH® AND DNA VACCINE PLATFORMS.  VALENTIS IS DEVELOPING THE GENE MEDICINE PLATFORM ITSELF AND IS DEVELOPING THE OTHER PLATFORMS THROUGH PRODUCT DEVELOPMENT LICENSES.

Valentis is converting biologic discoveries into innovative products. The Company’s lead product is based on the Del-1 angiogenesis gene, formulated with one of the Company’s PINC™ proprietary polymer delivery systems.

The Company has licensed certain of its other technologies including the GeneSwitch® and DNA vaccine delivery technologies to pharmaceutical and biotechnology companies.

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

DEL-1 GENE MEDICINE PRODUCT

VALENTIS IS PRIORITIZING ITS EFFORTS ON THE CLINICAL DEVELOPMENT OF ITS DEL-1 GENE MEDICINE PRODUCT FOR PERIPHERAL ARTERIAL DISEASE.

We have completed the scheduled dosing of patients in our Phase I dose escalation safety trial for our lead product, Del-1. Twenty-seven patients with peripheral arterial disease (PAD) were enrolled and treated in this trial. To date, the safety profile is positive with no observed severe adverse effects related to the drug. The results of this trial have allowed us to choose a dose and dosing pattern for our Phase II safety and efficacy trial. We plan to present interim results from the trial at the American Society of Gene Therapy meeting in June 2003.

We are on schedule to begin our Del-1 peripheral arterial disease Phase II trial in mid-2003.

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

GENESWITCH® SYSTEM

We have a technology licensing agreement for our GeneSwitch® gene regulation technology with GlaxoSmithKline (Glaxo) and a multi-product license and option agreement with Schering AG that includes our GeneSwitch® and delivery technologies.

The GeneSwitch® gene regulation system allows researchers to control the level and duration of selected genes in transgenic animals and cell cultures, aiding in the identification and characterization of a gene’s function.

SYNTHETIC VACCINE DELIVERY SYSTEMS

Epimmune Inc. has a non-exclusive license for our proprietary DNA vaccine delivery technology for use in developing treatments for cancer. Epimmune has also licensed Valentis' proprietary PINC™ gene delivery technology for Epimmune's preventive and therapeutic DNA vaccines in development against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV).

Epimmune's genetic vaccines contain EpiGenes™, DNA sequences from HIV or HCV, that code for protein fragments

(epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection. Epimmune's preclinical data demonstrates that PINC™ formulations are effective in delivering EpiGene™ vaccines.

Also, Valentis' provided Genencor with an option to a license for proprietary PINC™ gene delivery technology for Genencor's preventive and therapeutic DNA vaccines in development against the hepatitis B virus ("HBV") and the human papilloma virus ("HPV").

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

LEGAL PROCEEDINGS REGARDING INTELLECTUAL PROPERTY

POLYMASC FILED LAWSUITS AGAINST ALZA CORPORATION, SP LABO N.V. SP EUROPE AND ESSEX PHARMA GMBH, ALL MEMBERS OF THE SCHERING P LOUGH, GROUP FOR INFRINGEMENT OF OUR “LIPOSOMES” PATENT.

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

CAPITAL RESTRUCTURING

VALENTIS COMPLETED ITS CAPITAL RESTRUCTURING IN JANUARY 2003.

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

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

Following the Annual Meeting, the Board of Directors authorized a one-for-thirty reverse stock split (the “Reverse Stock Split”) whereby each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  Accordingly, common stock share and per share amounts for all period presented have been adjusted to reflect the impact of the Reverse Stock Split.  The Company filed the Restated Certificate on January 24, 2003, and the conversion of Series A preferred stock and the reverse stock split occurred on the same day.  As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares. In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains at $.001.  The Company’s common stock began trading on a split-adjusted basis when the market opened on January 27, 2003.

Upon conversion of the Series A preferred stock to common stock the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature, and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend was included in the calculation of net loss applicable to common stockholders in the financial statements for the three and nine months ended March 31, 2003.  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stock holders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

VALENTIS MOVED TO THE NASDAQ SMALLCAP MARKET.

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

The exception requires the Company to, among other things, (i) file an application for new listing, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make a public filing with the Securities and Exchange Commission and Nasdaq evidencing a certain amount of stockholders’ equity.  In addition, as described more fully in the section labeled “Additional Factors That May Affect Future Results” below, the listing of the Company’s common stock on The Nasdaq SmallCap Market is pursuant to an exception to the independent director and audit committee composition requirements set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2). Effective April 17, 2003, and for the duration of the exception to the independent director and audit committee composition requirements, the Company's Nasdaq symbol will be VLTSC. The "C" will be removed from the symbol when the Nasdaq Listing Qualifications Panel has confirmed compliance with the terms of the exception and all other criteria for continued listing.

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

FINANCING AND CAPITAL REQUIREMENTS

In order to maintain our Nasdaq SmallCap Market listing through 2003 and to continue to fund operations, we will need to raise additional funds. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale of securities, the sale or merger of our business, the sale of certain assets, or other actions (see the section labeled “Liquidity and Capital Resources” below).

VALENTIS ELECTED NEW MEMBERS TO BOARD OF DIRECTORS AND RECONSTITUTED AUDIT COMMITTEE.

In January 2003, Dennis J. Purcell and Reinaldo M. Diaz were elected to Valentis’ Board of Directors. Messrs. Diaz and Purcell filled two of the vacancies created by the resignations of Drs. Raju Kucherlapati, Bert W. O’Malley and John S. Schroeder. In April 2003, Dr. Schroeder rejoined the Board of Directors. Also in April 2003, the Company reconstituted its audit committee to include Patrick G. Enright (chairman of the committee), Mark McDade and Dr. Schroeder.

SUBSEQUENT EVENTS

VALENTIS SOLICITED PROXIES FOR SPECIAL MEETING OF STOCKHOLDERS.

In May 2003, the Company filed with the Securities and Exchange Commission and mailed to stockholders a definitive proxy statement and Notice of Special Meeting of Stockholders to be held on May 29, 2003.  The Company is soliciting proxies for the following purposes of the Special Meeting:

•         To approve an amendment to the Valentis, Inc. 1997 Amended and Restated Equity Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance thereunder by 580,000 shares and to increase the maximum number of shares of Common Stock that may be covered by options granted to any one person in any calendar year thereunder to 500,000 shares.

•         To approve an amendment and restatement of the Valentis, Inc. Amended and Restated 1998 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common stock reserved for issuance thereunder by 211,666 shares and to make certain changes to the non-discretionary grants made thereunder.

•         To approve the adoption of the Valentis, Inc. 2003 Employee Stock Purchase Plan and the reservation of 600,000 shares of Common Stock for issuance thereunder.

•         To approve an amendment to the Company's current certificate of incorporation to permit stockholders of the Company to take action by written consent in lieu of a meeting.

•         To transact such other business as may properly come before the Special Meeting or any adjournment or postponement thereof.

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2003, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three and nine months ended March 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2002 filed with the SEC on September 28, 2002.

Revenue

Valentis’ revenue for the three months ended March 31, 2003 and 2002 was approximately $1.1 million and $833,000, respectively. Revenue for the nine months ended March 31, 2003 and 2002 was approximately $2.7 million and $3.8 million, respectively.  Revenues attributable to technology license agreements, collaborative research and development performed under our corporate collaborations, and grants were (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Collaborative research and development revenue	$—	$833	$—	$3,333
License and other collaborative revenue	1,063	—	2,658	412
Grant revenue	—	—	—	17
Total revenue	$1,063	$833	$2,658	$3,762

Changes in revenue for the three and nine months ended March 31, 2003, compared to the previous year are explained below:

•              Collaborative research and development revenue relates to the Company’s collaboration with Roche. No revenue was recognized from Roche for the three and nine months ended March 31, 2003, as the collaboration with Roche ended in the prior year in accordance with the terms of the agreement.  Revenue recognized from Roche for the three and nine months ended March 31, 2002 was recognized in accordance with the performance of research obligations under the agreement.

•              The difference between license and other collaborative revenue for the three and nine months ended March 31, 2003 and 2002 primarily reflects the increase from the GeneSwitch® licensing amendment with GlaxoSmithKline of $980,000, and from the GeneSwitch® and delivery technologies licensing agreement with Schering of $989,000, which are net of required royalty payments to a third party of $31,000.

•              No grant revenue was recorded in the three and nine months ended March 31, 2003 due to the completion of Small Business Innovation Research (SBIR) grants in August 2001.

Expenses

Research and development expenses decreased approximately $3.3 million and $11.0 million for the three and nine months ended March 31, 2003, respectively, as compared to the prior year periods. For the three months ended March 31, 2003 and 2002, research and development expenses were approximately $2.3 million and approximately $5.6 million, respectively. For the nine months ended March 31, 2003 and 2002, research and development expenses were approximately $7.8 million and approximately $18.8 million, respectively. The decreases were attributable to staff reductions resulting from our restructuring actions, savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology.

The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions. We expect quarterly research and development spending to remain at approximately at the same level as the quarter ended March 31, 2003 for the foreseeable future.

General and administrative expenses decreased approximately $100,000 to approximately $1.8 million for the quarter ended March 31, 2003 compared to approximately $1.9 million for the corresponding period in 2002. The decrease was attributable primarily to savings resulting from the reduction of general and administrative staff associated with our restructuring actions, savings from reduce costs incurred in supporting research, development and clinical activities due to the reductions in preclinical product development and suspension of clinical programs in oncology.  The decrease in expense was partially offset by increased professional fees related to our capital restructuring.  For the nine months ended March 31, 2003, general and administrative expenses increased approximately $1.2 million to approximately $7.3 million compared to approximately $6.1 million for the corresponding period in 2002. The increase was attributable primarily to increased professional fees related to our capital restructuring. The increase in expense was partially offset by savings resulting from the closure of our London operations in the quarter ended June 30, 2002 and the reduction of general and administrative staff associated with our reductions in preclinical product development and our suspended clinical programs in oncology.

Valentis recorded $1.4 million for amortization of goodwill and other acquired intangible assets for the quarter ended March 31, 2002, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000.  We adopted SFAS 142 (see Note 7 to Notes to the Unaudited Condensed Consolidated Financial Statements) on July 1, 2002. As of June 30, 2002, we had approximately $409,000 of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the required initial impairment analysis as of July 1, 2002 in accordance with SFAS 142, and updated our analysis for the quarter ended December 31, 2002, and determined that goodwill was not impaired. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

Corporate Restructuring

In conjunction with the Company’s announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company’s cost structure with current market conditions. This plan significantly reduced the Company’s preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

                For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $700,000 was paid as of June 30, 2002 and the remaining approximately $800,000 was fully paid during the nine months ended March 31, 2003, including approximately $73,000 that was paid during the three months ended March 31, 2003. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002. In addition, the Company wrote off certain equipment and furniture located in the Company’s research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company’s restructuring plan.

As a result of its restructuring, the Company has significantly reduced its presence in Texas. The Company leases a 38,000 square-foot building in The Woodlands, Texas. The initial term of The Woodlands facility lease, which began in January 1995, is 10 years, after which time Valentis may renew for an additional period of five years. The Company is actively managing the disposal of The Woodlands facility to reduce lease obligations and pursue assignment or sublease options without material financial impact. Therefore, the Company has not recorded a charge related to exiting this facility in connection with the corporate restructuring.

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) Del-1 gene medicine for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product through the licensing of this technology to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures. This reduction included, J. Tyler Martin, M.D., Senior Vice President, Research and Development, who left the Company. Margaret M. Snowden, General Counsel, continued with the Company and transitioned out of the Company after leading the Company’s patent infringement litigation. Ms. Snowden continued with the Company until the end of April 2003 and currently serves in an outside consulting capacity to Valentis. For the three months ended December 31, 2002, we recorded restructuring and related charges separately in the consolidated statements of operations of approximately $832,000 for employee severance. All of the approximately $832,000 was paid during the quarter ended December 31, 2002.

Interest Income and Expense and Other, Net

                Interest and other income (expense), net, increased approximately $10,000 to approximately ($33,000) for the three months ended March 31, 2003 compared to approximately ($23,000) of net expenses in the corresponding period of 2002. For the nine months ended March 31, 2003, interest and other income (expense), net, decreased approximately $323,000 to approximately $435,000 of net income, compared to approximately $758,000 of net income in the corresponding period of 2002. The differences were primarily attributable to lower interest rates and lower investment balances in 2003 as compared to 2002.

Deemed Dividends Related to Series A Preferred Stock

The deemed dividends related to the Series A preferred stock (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements) include the accretion of Class A and B warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs.  This deemed dividend, along with a deemed dividend of $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

The accretion of Class A and B warrants for the three and nine months ended March 31, 2003, was approximately $2.5 million and $3.3 million, respectively, compared to $515,000 and $1.4 million for the corresponding periods of the prior year. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2003 was approximately $439,000 and $592,000, respectively, compared to $94,000 and $251,000 for the corresponding periods of the prior year. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $776,000 and $1.0 million, respectively, for the three and nine months ended March 31, 2003, was included in the calculation of net loss applicable to common stockholders. Accretion of issuance costs were approximately $166,000 and $443,000 for the three and nine months ended March 31, 2002.

  Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

Dividends on Series A Preferred Stock

Dividends on the Series A preferred stock (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements) were calculated at the rate of 5% per annum and were approximately $111,000 and $881,000 for the three and nine months ended March 31, 2003, respectively, compared to $384,000 and $1.2 million for the corresponding periods of the prior year. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, Valentis had $6.0 million in cash, cash equivalents and investments compared to $19.1 million at June 30, 2002. The decrease of $13.1 million in cash and investments balances relates primarily to funding ongoing operations and restructuring expenses. Our capital expenditures were $20,000 and $127,000 for the nine months ended March 31, 2003 and 2002, respectively. Valentis expects its capital expenditures to remain at current spending levels to reflect the Company’s overall cost reduction plans and prioritization of its research and development efforts.

The Company has experienced operating losses since its inception through March 31, 2003, including a net loss of $3.0 million and $12.8 million for the three and the nine months ended March 31, 2003, respectively, and its accumulated deficit was $205.0 million at March 31, 2003. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies.

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

                The conversion of the Series A preferred stock was associated with the completion in December 2000 of a private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of our common stock and warrants to purchase up to an aggregate of 4,666 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additional details associated with our December 5, 2000 private placement of Series A preferred stock and Warrants can be obtained from the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, as amended, filed with the Securities and Exchange Commission or from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

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

In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of March 31, 2003, the outstanding balance under this financing agreement was $63,000, which will be fully repaid during fiscal year 2003. Valentis has fully utilized the borrowing capacity under this agreement.

Valentis leases its facilities under operating leases. These leases expire between October 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimum annual rental commitments under the operating leases, excluding amounts to be received under subleases, and future minimum payments under the equipment loan agreement at March 31, 2003 are as follows (in thousands):

Year ended June 30,	Operating Leases	Equipment Loan	Total
2003 (Remaining term)	$414	$63	$477
2004	1,662	—	1,662
2005	940	—	940
2006	249	—	249
2007	256	—	256
Thereafter	65	—	65
	$3,586	$63	$3,649

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale of securities, the sale or merger of our business, the sale of certain assets or other actions.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments and projected interest income will enable it to maintain its current and planned operations at least through June 30, 2003, in the absence of additional financial resources. In October 2002, management modified the Company’s operating plans to reduce operating expenses in order to have sufficient cash resources to operate at least through June 30, 2003. This modification to the Company’s operating plan, which included a reduction in personnel, required the Company to delay, scale back or eliminate its research and development programs and commercialization efforts. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

The Company is currently seeking additional collaborative agreements with corporate partners and may seek additional funding through public or private equity or debt financing or merger of its business. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate the Company’s requirements to seek additional funding. Additional financing to meet the Company’s funding requirements may not be available on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of unamortized goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules.  As a result of adopting SFAS 142, we are required to perform an initial impairment review of the Company’s goodwill as of July 1, 2002 and an annual impairment review thereafter. The initial review was completed during the quarter ended December 31, 2002. The Company concluded that no adjustment to goodwill was necessary as of July 1, 2002. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on our results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a “minimum retention period” be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS 146 did not have a material impact on our results of operations, financial position or cash flows.

 In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

In December 2002, the Financial Accounting Standards Board issued SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS 148 are effective for fiscal periods ended after December 15, 2002. We do not intend to adopt the fair value based method of accounting for stock-based employee compensation, but have adopted the disclosure provisions required by SFAS 148.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

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

We have experienced operating losses since our inception through March 31, 2003, including a net loss of $12.8 million for the nine months ended March 31, 2003, and our accumulated deficit was $205.0 million at March 31, 2003. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company’s cash and cash equivalents decreased from $8.3 million at December 31, 2002 to $6.0 million at March 31, 2003.

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2002, as amended, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2002 that included an explanatory paragraph which stated that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph stated the following conditions which raised substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception; (ii) we have declining cash and investment balances and net capital deficiency; and (iii) we have been notified that we have not complied with certain listing requirements of The Nasdaq National Market, and holders of our Series A preferred stock could have required us to redeem their shares for cash.  As described more fully in the section labeled “Capital Restructuring” above, all outstanding shares of Series A preferred stock automatically converted into shares of the Company’s common stock on January 24, 2003, and the redemption rights formerly associated with the Series A preferred stock have been eliminated.  As described more fully below, effective with the open of business on January 31, 2003, the Company’s common stock began trading on The Nasdaq SmallCap Market pursuant to an exception.

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments and projected interest income will enable it to maintain its current and planned operations at least through June 30, 2003, in the absence of additional financial resources. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets or other actions.

There are no assurances that the Company can maintain its listing on The Nasdaq SmallCap Market.

Effective with the open of business on January 31, 2003, the Company’s common stock began trading on The Nasdaq SmallCap Market, pursuant to an exception, which required the Company to among other things, (i) file an application for listing on The Nasdaq SmallCap Market, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make a public filing with the SEC and Nasdaq evidencing at least $7 million of stockholders’ equity by January 31, 2003.  On February 3, 2003, the Company received a letter from the Nasdaq Listing Qualifications Panel (the “Panel”) extending the Company’s deadline for making a public filing evidencing stockholders’ equity of at least $7 million to February 14, 2003.  On February 14, 2003, the Company made a public filing of a Current Report on Form 8-K in satisfaction of this requirement.  The Panel also acknowledged that the Company had timely submitted to Nasdaq monthly projections on a balance sheet and income statement basis through calendar 2003.  Based on those projections, the Panel added the following term to the listing exception described above: on or before May 15, 2003 and September 30, 2003, the Company must file with the SEC and Nasdaq the Form 10-Q for the quarter ended March 31, 2003 and the Form 10-K for the fiscal year ending June 30, 2003, respectively.  Each of these filings must evidence the Company’s continued compliance with the $2.5 million minimum stockholders’ equity requirement and all other requirements for continued listing on The Nasdaq SmallCap Market.  In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on The Nasdaq SmallCap Market.  As evidenced by this Quarterly Report on Form 10-Q, the Company is currently in compliance with the $2.5 million minimum stockholders’ equity requirement, and, subject to Panel’s determination with respect to the Company’s compliance with the listing requirements described in the paragraph below, the Company believes that it is currently in compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.  The Company is also filing this Quarterly Report on Form 10-Q with Nasdaq to comply with the Panel’s terms.

                On March 28, 2003, the Company received a letter from the Panel citing the Company’s non-compliance with the independent director, audit committee composition and shareholder approval requirements set forth in Nasdaq Marketplace Rules 4350(c), 4350(d)(2) and 4350(i)(1)(A). The letter stated that the Company does not have a sufficient number of independent directors to comply with Nasdaq’s audit committee composition requirements as required by Nasdaq Marketplace Rules 4350(c) and 4350(d)(2). The letter also stated that the Company granted a stock option that did not comply with the shareholder approval requirement set forth in Nasdaq Marketplace Rule 4350(i)(1)(A).  The Panel invited the Company to submit a written response to the letter no later than April 4, 2003.  Following the Company’s response, which set forth the reasons the Company believed that it was in compliance with each of Nasdaq Marketplace Rules 4350(c), 4350(d)(2) and 4350(i)(1)(A), the Company received notification from the Panel on April 15, 2003 that the Company’s common stock would continue to be listed on The Nasdaq SmallCap Market pursuant to an exception from the independent director and audit committee composition requirements of Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).  This exception will expire on May 30, 2003.  The Panel decided that one of the Company’s directors is not independent because his previous employer became an affiliate of the Company within three years of the director leaving his position with that employer.  The Panel also notified the Company that it had not violated the shareholder approval requirements of Nasdaq Marketplace Rule 4350(i)(1)(A).  The Company has submitted its response, which sets forth the reasons the Company believes that it is in compliance with each of Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).  Specifically, on April 17, 2003, the Company elected Dr. John S. Schroeder as a member of the Board of Directors and reconstituted its audit committee.  Accordingly, the Company believes that is has achieved compliance with the independent director and audit committee composition requirements set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2); however, there can be no absolute assurance that the Panel will agree that the Company has satisfied these requirements.

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

We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of Series A preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $4.1 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

Our cash and cash equivalents at March 31, 2003 were $6.0 million. Based on the Company’s current operating plan, we anticipate that our cash and cash equivalents and projected interest income will enable us to maintain our current and planned operations at least through June 30, 2003, in the absence of additional financial resources. In order to maintain our current and planned operations beyond June 30, 2003, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing or merger of its business. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the quarter ended March 31, 2003, we recorded total revenues of approximately $1.1 million and a net loss of approximately $3.0 million. As of March 31, 2003, we had an accumulated deficit totaling approximately $205.0 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

Within the last 12 months, our common stock has traded between a high of $72.90 and a low of $[2.45] (as adjusted for the one-for-thirty reverse stock split effected January 24, 2003). The market price of the shares of our common stock has been and may continue to be highly volatile, particularly in light of the recent one-for-thirty reverse stock split of our common stock, which has significantly reduced the number, and liquidity, of the freely tradable shares of our common stock.

The market price of our common stock may fluctuate significantly in response to many factors, most of which are beyond our control, including the following:

•               results of our clinical trials and preclinical studies, or those of our corporate partners or competitors;

•               our operating results, including results below the expectations of public market analysts and investors;

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

Upon conversion of the Series A Preferred Stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividends representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend is included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003. Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also is included in the calculation of net loss applicable to common stockholders in the financial statements for the period ending March 31, 2003.

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

Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our gene therapy and other products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. We and other gene therapy companies have limited experience with the regulatory process, which for our industry tends to be costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products or whether we will be able to obtain those regulatory approvals at all.

We must rely on our partners to demonstrate large-scale manufacturing capabilities in order to be successful.

Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we entered into a strategic collaboration with DSM Biologics (“DSM”) and Qiagen N.V., for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. Either our current contract manufacturing organization (“CMO”), Cangene Corporation (“Cangene”), another CMO or a future corporate partner will have full responsibility for manufacturing material for commercial sale. We will depend on Cangene and/or our corporate partners for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient products to sustain our business.

Problems in our partners’ manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA’s general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. As we have experienced, the failure of our contract manufacturer to comply with Good Manufacturing Practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 peripheral arterial disease (“PAD”) clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have continued to manufacture new material at another manufacturing site.

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

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene therapeutics For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec, Inc., Cell Genesys, Inc., Avigen, Inc. and GenStar Therapeutics Corp. are also engaged in developing gene therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

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

Gene therapy is a new and rapidly evolving field and is expected to continue to undergo significant and rapid technological change. Rapid technological development by our competitors could result in our actual and proposed technologies, products or processes losing market share or becoming obsolete.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, competition for key scientific and technical employees in our field is intense, and it may be difficult for us to retain our existing personnel or attract additional qualified employees. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, and we could experience difficulties in generating sufficient revenue to maintain our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments consist primarily of commercial paper, medium-term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis’ investment portfolio and long-term debt obligations (in thousands, except percentages).  All of Valentis’ market risk sensitive instruments mature in 2003.

2003
Cash equivalents
Fixed rate	$4,490
Average rate	1.26%
Short-term investments
Fixed rate	—
Average rate	—
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$4,490

Average rate	1.26%

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

Within 90 days of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective.

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

The Company announced in January 2003 that the Japanese Patent Office has dismissed ALZA’s demand for invalidation, brought by ALZA on August 20, 2001 relating to claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. and European patents described above. ALZA was seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC’s patent

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 83,526 shares of common stock to holders of Series A preferred stock as a stock dividend and interest on dividends for the period from October 17, 2002 to January 24, 2003.  In addition, as a result of the conversion of the outstanding shares of Series A preferred stock on January 24, 2003, the Company issued 4,242,424 shares of common stock to holders of Series A preferred stock.  The issuance of these shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale thereunder.

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

The directors continuing in office after the Annual Meeting were Patrick G. Enright, Raju Kucherlapati, Mark McDade, Bert O’Malley, Benjamin F. McGraw III, Alan C. Mendelson and John S. Schroeder.  On January 31, 2003, Drs. Kucherlapati, O’Malley and

Schroeder resigned from the Board of Directors, and the remaining members of the Board of Directors appointed Dennis J. Purcell and Reinaldo M. Diaz to fill the vacancies.  On April 17, 2003, Dr. Schroeder rejoined the Board of Directors.

The amendments set forth in Proposal Nos. 1 and 2 above also required the consent of the holders of the Series A preferred stock.  On November 11, 2002, the Company and each holder of the outstanding shares of Series A preferred stock entered into the Series A Amendment, Consent and Waiver, by which each holder of Series A Preferred Stock approved and consented to the Restated Certificate, which provided for such amendments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

None.

b.	Reports on Form 8-K

On April 24, 2003, Valentis filed a current report on Form 8-K regarding the receipt by the Company of a notification from the Nasdaq Listing Qualifications Panel on April 15, 2003, that the Company’s common stock will continue to be listed on The Nasdaq SmallCap Market via an exception from the independent director and audit committee composition requirements of Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).

On April 11, 2003, Valentis filed a current report on Form 8-K regarding the receipt by the Company of a Nasdaq Staff Determination Letter on March 28, 2003, citing the Company’s non-compliance with the independent director, audit committee composition and shareholder approval requirements set forth in the Nasdaq Marketplace Rules.

On February 14, 2003, Valentis filed a current report on Form 8-K evidencing stockholders’ equity of at least $7 million, which current report included a balance sheet no older than 45 days, with pro forma adjustments, as required by the exception to The Nasdaq SmallCap Market listing requirements granted to the Company by the Nasdaq Listing Qualifications Panel.

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

VALENTIS, INC.

Date: May 15, 2003	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	/s/ JOSEPH A. MARKEY
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

Date:  May 15, 2003

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

Date:  May 15, 2003

By:	/s/ Joseph A. Markey
Joseph A. Markey
Senior Director, Finance and Controller (Principal Financial Officer)