Form 10-K
period 2003-06-30
VALENTIS INC
filed 2003-09-29
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003
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

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on September 26, 2003 was $8,723,489.

        The number of shares of registrant's common stock outstanding, as of September 26, 2003 was 5,740,708.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the 2003 meeting of stockholders are incorporated herein by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, products, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. The reader is cautioned not to put undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of the Financial Condition and Results of Operations" in this Annual Report. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1. Business," and "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in particular "Part I, Item 1. Business—Additional Factors That May Affect Future Results," for a detailed description of these significant risks, uncertainties and other factors.

COMPANY OVERVIEW

        Valentis, Inc. ("Valentis") is converting biologic discoveries into innovative products. The Company's lead product that is currently in human testing is the Del-1 angiogenesis gene formulated with one of the Company's proprietary polymer delivery systems. The Company is developing its other technologies, the GeneSwitch® and DNA vaccine delivery technologies, through partnerships with pharmaceutical and biotechnology companies.

        The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, which is the Company's headquarters, as well as the center for manufacturing, and clinical and preclinical development. Previously, Valentis had locations in The Woodlands, Texas and London, England. In April 2001, the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its preclinical center in The Woodlands, Texas. The consolidation was substantially completed in September 2001. In January and October 2002, Valentis implemented restructuring plans to better align the Company's cost structure with current market conditions. These plans significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 86 positions, primarily in preclinical, clinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructurings.

        As a result of its restructurings, the Company exited The Woodlands facility, which housed the Company's preclinical development, in June 2003. In September 2003, the Company entered into a lease termination agreement with the landlord of The Woodlands facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003.

        Also, as a result of its restructurings, the Company will exit 7,500 square feet of the Burlingame facility in October 2003 pursuant to a lease termination agreement with the landlord of the Burlingame facility, executed in July 2003.

TECHNOLOGIES

        Valentis' technologies provide novel ways to achieve production of therapeutic proteins in their most natural and active forms at specific sites within the body. Our products, genes formulated with synthetic delivery systems, are administered to specific tissues where they enter targeted cells. These cells then produce the therapeutic proteins or vaccine antigens. The fidelity, specificity and duration of expression within the target cells may also be controlled by Valentis' proprietary gene regulation systems.

  • Synthetic Gene Delivery Systems

        Valentis has developed synthetic gene delivery systems based on several classes of polymers and lipids. Our PINC™ (Polymeric, non-condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. They provide for higher and more consistent levels of protein production. Valentis' cationic lipid formulations provide efficient delivery after intravenous or intratumoral administration. The ability of both delivery systems to enhance cellular distribution and uptake of genes in vivo has resulted in the production of therapeutic levels of proteins.

  • Gene Regulation Systems

        Valentis' GeneSwitch® technologies permit therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® technology are delivered with a polymer delivery system and electroporation. This results in controlled production of therapeutic proteins from muscle tissue for prolonged periods.

        The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. Non-exclusive licensees of the GeneSwitch® system include GlaxoSmithKline, Lexicon Genetics, LARNAX GmbH, Pfizer, Schering A.G., Senomyx and Wyeth-Ayerst Laboratories (the pharmaceutical division of American Home Products).

  • Synthetic Vaccine Delivery Systems

        Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary PINC™ polymer-based delivery technologies for intramuscular administration provide for higher and more consistent levels of antigen production.

Current Good Manufacturing Practices Manufacturing

        Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and gene-based products. Through a strategy of using a contract manufacturing organization (CMO) for plasmid DNA production of our products, we are able to produce material from lab to commercial scale using the same process. Most recently, Cangene Corporation has been our primary CMO. In addition, in June 2003, Valentis entered into a new agreement that reinstates a license to DSM Biologics (DSM) to use Valentis' manufacturing technology. The terms of the original agreement between Valentis and DSM, entered into in September, 1998, were modified to add a royalty to Valentis (in addition to the previously-agreed upon profit-sharing arrangement).

Technology Licenses

        Valentis currently licenses technology to:

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines, and cancer immunotherapies.

  •
  Genencor International for the license of Valentis' proprietary PINC™ gene delivery technology for HBV and HPV vaccines.

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals.

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch® gene regulation system to the research market.

  •
  Juvaris BioTherapeutics, Inc. for Valentis' proprietary plasmid backbone and cationic lipid delivery technologies for the development and commercialization of therapeutic vaccine products.

  •
  Prolong Pharmaceuticals for use of its proprietary OptiPEG™ PEGylation platform in the development and commercialization of PEGylated protein therapeutics.

  •
  Schering A.G. for the exclusive, world-wide rights to Valentis' PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene.

        Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Genzyme Corporation, GlaxoSmithKline, Lexicon Genetics, MediGene A.G., Pfizer Inc., Senomyx, Inc., and Wyeth-Ayerst Laboratories (the pharmaceutical division of American Home Products), in each case, for research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis also has licensed technology from Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products.

VALENTIS' PRODUCTS IN DEVELOPMENT, PARTNERS AND TECHNOLOGY LICENSES

        Valentis is focusing on the development of the Del-1 product through the completion of Phase II clinical studies, and licensing opportunities for its other technologies. We seek corporate partnerships with pharmaceutical and biotechnology companies that assume responsibility for late-stage development, marketing, and commercialization. The table below summarizes Valentis' current leading product candidates, technology out-licenses, potential therapeutic indications, stage of development and corporate partner or licensee:

PRODUCTS IN DEVELOPMENT BY THE COMPANY

Product Candidate	Indication	Development Stage(1)	Partner
Del-1	Peripheral arterial disease	Phase II	Proprietary
Del-1	Ischemic heart disease	Preclinical	Proprietary
Del-1	Cerebrovascular disease	Research	Proprietary
Del-1	Wound healing	Research	Proprietary

PRODUCTS IN DEVELOPMENT BY PARTNERS

Product Candidate	Indication	Development Stage (1)	Partner
DNA Vaccine	HIV and HCV	Phase I and Preclinical	Epimmune
DNA Vaccine	HBV, HPV	Preclinical	Genencor
DNA Vaccine	Cancer	Preclinical	Epimmune
GeneSwitch®	Undisclosed	Research	Schering A.G.
PINC™	Undisclosed	Research	Schering A.G.
DOTIM/plasmid	Vaccines/Immunomodulation	Research	Juvaris BioTherapeutics.

TECHNOLOGY LICENSES

Product Candidate	Indication	Development Stage(1)	Partner
GeneSwitch®	Genomics Research	Research	Genzyme Corporation GlaxoSmithKline Invitrogen LARNAX GmbH Lexicon Genetics Pfizer, Schering A.G. Senomyx, Wyeth-Ayerst

(1)	"Phase I"	means that the compound is being tested in humans for safety in a limited patient population.
	"Phase II"	means that the compound is being tested in humans for indications of efficacy in a limited patient population.
	"Preclinical"	means that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.
	"Research"	includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in in vitro and in vivo testing.

PRODUCTS

Del-1—An Angiogenic Product for Cardiovascular Disease

        Valentis' most advanced clinical product is the Del-1 angiogenesis gene for vascular disease. The Company completed its Phase I testing, and a Phase II trial in peripheral arterial disease is currently under way. The analysis of the data of the Phase I clinical trial demonstrated an absence of drug-related severe adverse effects. The data also showed improvements in efficacy endpoints that were affected by both the dose and the pattern of product administration. The Phase I trial requires the Company to complete one-year follow-ups for all subjects.

        The Del-1 protein is involved in embryonic growth and development of blood vessels. It is a unique angiogenic factor that promotes vascular growth and inhibits endothelial cell death. The Del-1 protein has a distinct mechanism of action from other angiogenic factors such as members of the Vascular Endothelial Growth Factor (VEGF) and Fibroblast Growth Factor (FGF) families. The Del-1 product is formulated using novel, proprietary technology. By stimulating angiogenesis, Del-1 has demonstrated the potential to be effective in the treatment of a variety of vascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD).

        In June 2000, Valentis announced that its Del-1 gene product elicited development of new blood vessels in studies of rabbits and mice. A single administration of the Del-1 gene in muscle had similar effects on development of new blood vessels in rabbit and mouse models as a VEGF165 gene used as a comparator in both studies. Acute toxicities observed with the VEGF165 gene in dose-response studies were not observed with the Del-1 gene at similar doses, suggesting that the Del-1 gene may have safety advantages over VEGF165.

        In June 2001, Valentis initiated a Phase I clinical trial for the Del-1 gene product for the treatment of PAD. The goal of this open-label, multi-center, dose escalation trial was to evaluate safety and to determine the maximum tolerated dose of the Del-1 gene product in patients with PAD, where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial was to obtain preliminary efficacy data and evidence of angiogenic activity. For PAD, Valentis' Del-1 product is administered by intramuscular injection.

        In the Del-1 PAD Phase I clinical trial, 27 patients with PAD were enrolled to determine product safety in humans. The patients, divided into seven groups, received intra-muscular doses of product ranging from 3 to 84 mg administered to a diseased leg. The results of this trial allowed the Company to choose a dose and dosing pattern for the Phase II safety and efficacy trial, which began in June 2003.

        In June 2003, Valentis presented data from its Phase I clinical trial for the Del-1 gene product at a conference for the American Society of Gene Therapy. In the trial, there were no observed severe adverse events from the drug and Del-1 was well tolerated at all doses tested. Although the number of patients in each dose group was small, there appeared to be evidence of dose-related product activity.

        In July 2003, Valentis announced the initiation of a Phase II clinical trial of its Del-1 gene product. The trial is randomized, double blind and placebo controlled. One hundred patients with PAD, specifically intermittent claudication, are being randomized to receive either the Del-1 product or placebo. The trial is being conducted in seventeen centers in the United States. Enrollment is expected to be completed in the first quarter of 2004 and data are expected in the third quarter of 2004.

EpoSwitch™—A Hematology Product (Suspended)

        Anemia resulting from insufficient or ineffective erythropoietin (EPO) occurs in patients with end-stage renal disease, cancer or other chronic diseases. The EpoSwitch™ product is designed to produce EPO from skeletal muscle when an oral drug is given. The oral drug turns on the GeneSwitch® gene regulation system and the resulting EPO may increase hematocrit, thereby avoiding the need for transfusions or repeat intramuscular or intravenous administration of recombinant human EPO, and thus improve symptoms of fatigue and shortness of breath associated with anemia. The EpoSwitch™ product is administered as an intramuscular injection followed by electroporation. The use of electroporation increases the uptake of the gene into the muscle cells and results in a marked increase in protein production.

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

        Due to a focusing of the Company's resources on the clinical development of its Del-1 product, in October 2002, Valentis suspended active development of its EpoSwitch™ product. EpoSwitch™ remains a product development candidate if a change in resources enables the Company to resume this program in the future.

IL-2—A Product For Cancer—(Suspended)

        The Company suspended clinical development of its cancer immunotherapy products following release of clinical data from the Phase II clinical trial of an IL-2 product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

SCIENTIFIC AND INDUSTRY BACKGROUND

        Gene-based therapeutics is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene-based therapeutics to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect, or be secreted into the bloodstream to have a systemic effect. Most gene-based therapeutics utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, uptake by and expression in, the target cell.

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

        The worldwide effort to decipher the human genome and to understand the function of its constituent genes is yielding important insights into the roles that genes play in disease conditions, as well as how genes may be useful in the treatment of such diseases. It is estimated that about 40% of genes have a known function, many of which have been identified as potential therapeutic genes. Various companies and academic institutions are investing substantial financial and human resources to identify additional therapeutic genes, and Valentis believes that this process will create future opportunities for gene therapies.

Gene Delivery Approaches

        To date, a limiting factor in gene-based therapeutics has been the lack of safe, effective gene delivery systems. A number of gene delivery approaches are being developed, each of which has exhibited certain limitations. These approaches may be categorized by their mode of administration as ex vivo (outside the body) or in vivo (inside the body) and by the nature of the gene delivery system (viral or plasmid-based (synthetic)).

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

        Valentis is developing its PINC™ delivery technologies consisting of synthetic, non-toxic, poloxamer delivery systems. Each product consists primarily of two components: (i) a plasmid DNA (a circular segment of DNA that contains a therapeutic gene and components that regulate its expression in the cell), and (ii) polymers, which are synthetic, non-viral agents to facilitate the delivery of the plasmid DNA into target cells following intramuscular administration. This traditional mode of administration is familiar to physicians and may be more convenient and cost effective than ex vivo approaches.

        Valentis believes its proprietary gene delivery systems have advantages over other gene delivery systems. DNA formulated with our PINC™ formulations have been shown to produce high protein levels with decreased variability as compared to protein levels obtained after naked DNA administration. In addition, Valentis' PINC™ gene delivery systems can be handled and administered like traditional pharmaceuticals. We have demonstrated that we can produce clinical-grade plasmid DNA and plasmid-based DNA formulations under controlled conditions, and we have developed proprietary manufacturing and production methods designed to be scaled to meet commercial requirements.

        We have tested our gene delivery systems in hundreds of animal experiments and in clinical trials. Our PINC™ delivery systems should allow for repeat administration of our products for the treatment of chronic diseases, such as cardiovascular disease. While the results of preclinical animal studies may not predict safety or efficacy in humans, when further clinical trials are conducted, Valentis believes that our experience in research and development will enable us to accelerate future development of products, and thereby attract corporate partners.

        We believe our proprietary PINC™ delivery system may have the following benefits:

  •
  Therapeutically Relevant Gene Expression—Valentis has developed plasmid DNA and delivery formulations which, following administration to animals, produce therapeutically relevant protein levels. Valentis has demonstrated that the use of PINC™ gene delivery systems in muscle can lead to a significant increase in both the level and the consistency of proteins produced compared to the administration of plasmids formulated in saline, or "naked" DNA.

  •
  Ease of Handling and Administration, Stability and Scalable Manufacturing Methods—Valentis' PINC™ gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals.

  •
  Improved Safety Profile—Valentis tested its PINC™ gene delivery systems in hundreds of preclinical studies and in clinical trials. Valentis believes that its PINC™ gene delivery systems will allow for repeat administration of gene products for the treatment of chronic diseases.

Additional Technologies

        Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration, and to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Although the Company is not actively pursuing their use internally, the technologies are being out-licensed for development by corporate partners.

        To control the level and duration of selected genes in transgenic animals and cell cultures, Valentis researchers have developed the GeneSwitch® gene regulation system. The GeneSwitch® technology may accelerate the throughput of genomics research because it has the unique ability to control gene expression via an orally administered drug, and to assist in the identification and characterization of the function of selected genes. This gene expression regulatory system has been licensed to a number of corporate partners who are successfully developing the technology in a variety of applications.

CORPORATE COLLABORATIONS

        Valentis is actively seeking collaborations with pharmaceutical and biotechnology companies. In entering corporate collaborations, Valentis seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene therapeutics and access to our development expertise. The Del-1 product is our lead candidate for such collaboration. Also available are our delivery and plasmid expression systems.

        Since 1994, Valentis has experience with corporate research and development collaborations including Roche Holdings Ltd., Boehringer Ingelheim International GmbH, Eli Lilly & Company and Glaxo Wellcome plc. Currently the Company has a manufacturing collaborative license agreement with DSM Biologics.

DSM Biologics ("DSM")

        In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the industry. In May 1999, Qiagen N.V. joined the manufacturing alliance to perform marketing. The goal of this alliance was to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted plasmid DNA contract manufacturing services and to produce high-quality, ultra pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products.

        Under the agreement, Valentis licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $450,000 in milestone fees under the agreement.

        In June 2003, Valentis completed an agreement with DSM Biologics under which the license granted by Valentis to DSM Biologics for Valentis' plasmid DNA manufacturing technology was affirmed on revised financial terms. The agreement further resolved outstanding disputes between Valentis and DSM Biologics regarding prior plasmid DNA manufacturing services performed by DSM Biologics for Valentis.

        Under the new agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH is dissolved. The new agreement reinstates the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed upon profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The net amount of this milestone payment and approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003. The Company recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount accrued by Valentis as of June 30, 2002, which the Company is no longer obligated to pay to DSM Biologics as a result of the new agreement.

Roche Holding Ltd. ("Roche")

        In January 2002, the Company suspended clinical development of its cancer immunotherapy products following release of clinical data from a Phase IIb clinical trial of an IL-2 product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

TECHNOLOGY LICENSES

        Valentis has technology license agreements and is actively seeking additional licensing agreements with pharmaceutical and biotechnology companies.

Epimmune Inc. ("Epimmune")

        In December 2000, Epimmune licensed Valentis' proprietary PINC™ gene delivery technology for Epimmune's preventive and therapeutic DNA vaccines that are in development against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV) in exchange for up-front, milestone and royalty payments.

        In October 2002, Epimmune Inc. signed a non-exclusive license for Valentis' proprietary DNA vaccine delivery technology for use in developing treatments for cancer. Under the terms of the agreement, Epimmune has rights to use Valentis' proprietary PINC™ polymer DNA delivery technology for use in up to four preventive and therapeutic DNA cancer vaccine products. In return, Valentis received an upfront license fee and will be eligible to receive product development milestones and royalties on future product sales. Epimmune and its collaborators will fund product development.

Genencor International ("Genencor")

        In June 2002, Valentis' provided Genencor with an option to a license for proprietary PINC™ gene delivery technology for Genencor's preventive and therapeutic DNA vaccines in development against the hepatitis B virus (HBV) and the human papilloma virus (HPV) in exchange for up-front, milestone and royalty payments.

        Genencor's genetic vaccines contain DNA sequences from HBV or HPV, which code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection.

Genetronics Biomedical Corp. ("Genetronics")

        In November 2001, Valentis obtained a non-exclusive license to in vivo electroporation technology from Genetronics for use in the development of certain products. Electroporation enhances the ability of cells to take up large molecules such as DNA. When combined with Valentis' GeneSwitch® gene regulation system, electroporation allows researchers to control the level and duration of gene expression for up to several months.

Genzyme Corporation ("Genzyme")

        In January 2002, Valentis entered into a non-exclusive cross-license agreement with Genzyme Corporation in which Genzyme receives non-exclusive rights to Valentis' GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis' GeneSwitch® system allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Genzyme plans to use the GeneSwitch® technology for its internal product research.

        Genzyme's manufacturing technology allows Valentis to improve the yield of large-scale produced plasmid DNA. The technology is useful for Valentis' internal manufacturing requirements and potentially for commercial manufacturing.

Heska Corporation ("Heska")

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

Invitrogen Corporation ("Invitrogen")

        In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis' proprietary GeneSwitch® gene regulation system to the life sciences research market. The GeneSwitch® gene regulation system is a technology that allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Valentis recorded minimal royalties from the license agreement with Invitrogen amounting to approximately $3,000, $2,000 and $3,000 for the periods ended June 30, 2003, 2002 and 2001, respectively.

Juvaris BioTherapeutics ("Juvaris")

        In May 2003, Valentis and Juvaris BioTherapeutics entered into a broad, non-exclusive licensing agreement in which Juvaris will use Valentis' proprietary plasmid backbone and cationic lipid delivery technologies for the development and commercialization of therapeutic vaccine products. Under terms of the agreement, Valentis will receive an initial cash payment from Juvaris and be eligible for future product development milestones and royalties on sales. Juvaris is responsible for the development, manufacturing and commercialization of products and bears all related program expenses.

Prolong Pharmaceuticals ("Prolong")

        In February 2003, Valentis entered into a broad licensing agreement with Prolong Pharmaceuticals for use of its proprietary PEGylation technology in the development and commercialization of PEGylated protein therapeutics. Under terms of the agreement, Valentis will receive an initial cash payment from Prolong and is eligible for future product development milestones and royalties on sales. Prolong is responsible for the development, manufacturing and commercialization of products and bears all related program expenses.

Valentis' GeneSwitch® Gene Regulation System

        During fiscal 2001, Valentis negotiated licenses of the GeneSwitch® technology to pharmaceutical companies for their internal functional genomics research efforts. A license with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, was signed in February 2001, and a license with GlaxoSmithKline was signed in April 2001. All are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

        During fiscal 2002, additional GeneSwitch® technology licenses were completed with Lexicon Genetics and Pfizer in July 2001. In May 2002, Valentis entered into a GeneSwitch® technology license with MediGene A.G., which was assigned to LARNAX GmbH in May 2003. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

        In fiscal 2003, Valentis expanded its April 2001 license agreement with GlaxoSmithKline for use of the Company's GeneSwitch® gene regulation technology in January 2003. Under the terms of the amended non-exclusive license, GlaxoSmithKline will have the ability to use the GeneSwitch® technology for research purposes in all of its facilities for a period of up to 10 years. In consideration of this expansion, Valentis received a $1 million payment.

        Also in fiscal 2003, Valentis and Schering A.G., Germany, signed a multi-product license and option agreement to develop and commercialize gene-based therapeutic products in December 2002. Under terms of the agreement, Schering obtained exclusive, world-wide rights to Valentis' PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene. Schering made an initial payment of $1.1 million in cash to Valentis in license and option fees.

ACADEMIC LICENSES

        Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies, and we intend to enter into additional licensing arrangements to expand our core technologies if suitable resources are available.

Baylor College of Medicine ("Baylor")

        Valentis has three license agreements with Baylor College of Medicine pursuant to which Valentis has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation, including the GeneSwitch® gene regulation system (Baylor Licenses). We are required to pay Baylor a royalty based on amounts received by Valentis for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

University of Pittsburgh ("Pittsburgh")

        Valentis has a license agreement with the University of Pittsburgh pursuant to which Valentis has exclusive rights to patents and patent applications owned by Pittsburgh related to the use of superoxide dismutase genes for the protection from damage caused by radiation or chemotherapy associated with cancer (the "Pittsburgh License"). Under the terms of the Pittsburgh License, Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Under the Pittsburgh License, we have certain diligent development obligations. The Pittsburgh has the ability to terminate the license if we fail to meet the diligence milestones. In addition, the Pittsburgh has the ability to terminate the license for a material violation or material failure to perform any covenant under the license. This product is currently entering a physician-sponsored Phase I clinical trial.

Vanderbilt University ("Vanderbilt")

        Valentis has a worldwide license from Vanderbilt University to certain gene delivery technologies and improvements developed by Dr. Kenneth Brigham (First Vanderbilt License). The license pertains to rights under certain patents and patent applications covering cationic lipid-mediated gene delivery used for gene therapeutic products and gene vaccines that are administered to patients systemically or by inhalation. The license is exclusive for systemic gene delivery and non-exclusive for gene delivery via inhalation. Under the terms of the First Vanderbilt License, Valentis paid a license fee to Vanderbilt and is obligated to pay maintenance fees, to make payments upon the achievement of certain milestones and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license or convert it to a nonexclusive license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

        Valentis also has an exclusive license from Vanderbilt covering Vanderbilt's interest in the Del-1 gene and protein (Second Vanderbilt License). Valentis acquired the Second Vanderbilt License by assignment from Progenitor, Inc. as part of the purchase in April 1999 of the Del-1 rights held by Progenitor. Under the terms of the Second Vanderbilt License, Valentis is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

PATENTS AND PROPRIETARY TECHNOLOGIES

        Patents and other proprietary rights are important to Valentis' business. Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of our business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed, or participated as a licensee in the filing of, numerous patent applications in the United States relating to our technology, as well as counterparts of certain of these applications in many foreign countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis' competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

        Valentis has numerous patents and patent applications worldwide covering its gene expression and delivery technology, and PEGylation technology, as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technology. In addition to patents and patent applications filed and owned by Valentis, we have exclusive rights under our licenses with Baylor College of Medicine, Roche Biosciences, University of Pittsburgh and Vanderbilt University to patents and patent applications worldwide.

        Valentis has licensed from Roche Biosciences rights under certain U.S. and foreign patents claiming the use of DOTMA for in vivo gene delivery. We have licensed from Vanderbilt exclusive rights to patents and patent applications covering the use of cationic lipids for gene delivery by systemic administration or by inhalation. In a separate license with Vanderbilt, we have licensed rights to Vanderbilt's interest in the patents covering the Del-l gene and protein.

        Valentis has licensed from Baylor patent rights covering our GeneSwitch® gene regulation technology, patent rights on the use of certain muscle-specific gene expression, and patent rights covering gene delivery to the joint. We have licensed from the University of Pittsburgh patent rights to the use of MnSOD for damage caused by radiation or chemotherapy.

        A number of the biopharmaceuticals that Valentis and its corporate partners are investigating or may use in its products are or may become patented by others. As a result, Valentis or its corporate partners may be required to obtain licenses to gene sequences, proteins, or other technology to which it currently has no proprietary rights in order to use or market such products. In addition, some of the products based on our delivery systems may require the use of multiple proprietary technologies. Consequently, Valentis or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to Valentis or be commercially prohibitive. In connection with our efforts to obtain rights to gene sequences, proteins, or other proprietary technology, Valentis may find it necessary to convey rights to its technology to others. There can be no assurance that Valentis or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. If required licenses are not available to Valentis, we may not be able to develop or market certain products.

        The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received, patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of Valentis. Valentis is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene therapeutics, and there can be no assurance that any patent applications or patents will not have a material adverse effect on products Valentis or its corporate partners are developing or may seek to develop in the future. There can be no assurance that third parties will not assert patent or other intellectual property infringement claims against Valentis with respect to its products or technology or other matters.

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

        There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to Valentis' trade secrets or disclose such technology to the public or that we can maintain and protect unpatented proprietary technology. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with Valentis. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Valentis technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that Valentis' trade secrets will not otherwise become known or be discovered independently by its competitors. For a description of our current patent litigation, see "Item 3. Legal Proceedings" later in this document.

MANUFACTURING AND COMMERCIALIZATION

        Valentis' commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue development up through Phase II clinical trials, while our partners will be responsible for late stage clinical trials, sales, marketing and large-scale clinical and commercial manufacturing.

        Valentis intends that its large scale manufacturing of plasmid DNA will be conducted either through contract manufacturing organizations (CMOs) or at our corporate partners' site after technology transfer. Through previous work at several CMOs, we have demonstrated that we can manufacture plasmid DNA at scales required for clinical trials using conventional and proprietary fermentation and purification processes. The facilitating agents of Valentis' gene delivery systems can be synthesized using readily scalable, organic synthesis procedures. To date, we have obtained access to manufacturing of facilitating agents through arrangements with CMOs. Preparation of the final formulations has been carried out at our pilot manufacturing facility and at contract manufacturers.

        Valentis' intends that manufacturing, if any, of PEGylation products will be conducted with CMOs or at potential corporate partner facilities.

        Valentis itself does not currently operate manufacturing facilities for commercial production of its products. We have no experience in, and currently lack the resources and capability needed for, the manufacture or marketing of any of our products on a commercial scale. Accordingly, Valentis will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing of our products. We are not aware of third parties that have demonstrated sustained large-scale commercial manufacturing of gene therapeutics. There can be no assurance that our corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of our products.

GOVERNMENT REGULATION

        The production and marketing of Valentis' products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration (FDA). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled the FDA's regulation of most gene therapeutics to date. Gene therapy, however, is a relatively new technology, and it is uncertain whether any unique regulatory requirements may be imposed upon gene therapeutics. We are not aware of any gene therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

        The necessary steps to take before a new biological product may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an Investigational New Drug (IND) for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving gene therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a Biologics License Application (BLA); and (vi) FDA approval of the BLA prior to any commercial sale or shipment of the biologic.

        Facilities used for the manufacture of biologics are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA's Good Manufacturing Practice (GMP) regulations. Manufacturers of biologics also must comply with the FDA's general biological product standards and may also be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against Valentis or its corporate partners.

        Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I (the initial introduction of the product into human subjects or patients), the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and test for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis' or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

        The results of product development, preclinical animal studies, and human studies are submitted to the FDA as part of the BLA. The BLA must also contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the BLA will be approved. Similar regulatory approval requirements exist for the marketing of these products outside the United States (e.g., Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

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

COMPETITION

        Gene delivery and gene-based therapeutics are relatively new, rapidly evolving areas of science in which significant and unexpected technological advances are likely. Rapid technological development could result in our products or technologies becoming obsolete before we recover a significant portion of our related research, development and capital expenditures. We are aware that several pharmaceutical and biotechnology companies are actively engaged in research and development in areas related to gene therapy or have commenced clinical trials of gene therapeutics. Many of these companies are addressing diseases that have been targeted by Valentis or our corporate partners. Valentis also may experience competition from companies that have acquired or may acquire gene technology from universities and other research institutions. As competitors develop their technologies, they may develop proprietary positions in certain aspects of gene delivery and gene therapeutics that may materially and adversely affect us. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology, including intellectual property related to gene delivery systems. Corporate partners may also elect to internally develop gene therapeutics that compete with our products. Lastly, other companies are developing non-gene therapies to treat these same diseases.

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec, Inc., Cell Genesys, Inc., Avigen, Inc., Introgen and Corautus are also engaged in developing gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

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

        Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than Valentis. There can be no assurance that research and development by others will not render our gene delivery systems, or the products developed by corporate partners using our gene delivery systems obsolete, or non-competitive, or that any product we or our corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that our competitors will not develop safer, more effective or less costly gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

        As of September 26, 2003, Valentis employed 19 individuals full-time, including 5 who hold doctoral degrees. Of our total work force, 13 employees are engaged in or directly support research and development activities, and 6 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Annual Report on Form 10-K. Any of these risk factors could materially and adversely affect our business, operating results and financial condition. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results and financial condition.

We have received a "going concern" opinion from our independent auditors and this may negatively impact our business and stock price.

        We have experienced net losses since our inception through June 30, 2003, and reported a net loss of $14.9 million for the fiscal year ended June 30, 2003, and our accumulated deficit was $207.1 million at June 30, 2003. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company's cash and cash equivalents decreased from $19.1 million at June 30, 2002 to $3.3 million at June 30, 2003.

        We have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that included an explanatory paragraph, which stated that the financial statements have been prepared assuming Valentis, will continue as a going concern. The explanatory paragraph stated the following conditions which raised substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, and (ii) we have declining cash and investment balances.

        We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. Based upon the Company's current operating plan, we anticipate that our cash and cash equivalents as of June 30, 2003, together with projected interest income and the $6.5 million received from Johnson & Johnson in July 2003 as settlement for the patent infringement litigation (see Note 17 "Subsequent Event" in our Notes to Consolidated Financial Statements), will enable us to maintain our current and planned operations at least through March 31, 2004, in the absence of additional financial resources. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets or other actions.

There are no assurances that we can maintain our listing on The Nasdaq SmallCap Market.

        Effective with the open of business on January 31, 2003, the Company's common stock began trading on The Nasdaq SmallCap Market pursuant to an exception which requires the Company to, among other things, on or before September 30, 2003, file with the SEC and Nasdaq the Form 10-K for the fiscal year ending June 30, 2003 evidencing the Company's continued compliance with the $2.5 million minimum stockholders' equity requirement and all other requirements for continued listing on The Nasdaq SmallCap Market. In addition to the foregoing, the Company must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on The Nasdaq SmallCap Market. As evidenced by this Annual Report on Form 10-K, the Company is currently in compliance with the $2.5 million minimum stockholders' equity requirement, and the Company believes that it is currently in compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.

        Nasdaq has notified the Company that in the event the Company fails to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq SmallCap Market, including Nasdaq's corporate governance criteria, the Company's securities will be delisted from The Nasdaq Stock Market. If the Company's securities are delisted from The Nasdaq Stock Market, the trading of the Company's common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq Stock Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

We must be able to continue to secure additional financing in order to continue our operations.

        We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, or the sale of certain assets or other actions.

        We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of Series A preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $5.4 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

        Our cash and cash equivalents at June 30, 2003 were $3.3 million. Based upon the Company's current operating plan, we anticipate that our cash and cash equivalents as of June 30, 2003, together with projected interest income and the $6.5 million received from Johnson & Johnson in July 2003 as settlement for the patent infringement litigation (see Note 17 "Subsequent Event" in our Notes to Consolidated Financial Statements), will enable us to maintain our current and planned operations at least through March 31, 2004, in the absence of additional financial resources. In order to maintain our current and planned operations beyond March 31, 2004, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing or merger of our business. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

        Actions we may take to conserve our cash resources include a reduction in our personnel, delaying or scaling back our development program or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions would materially adversely affect Valentis' business, financial condition and results of operations. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

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

        Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy or other products. This strategy makes us highly dependent upon corporate collaborations as a source of funding for our research and development and clinical trials. We currently have no corporate partners for our Del-1 product, and are seeking partners to develop and market it. We face intense competition from many other companies for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop and market our products, or if our corporate partnerships are not successful, our business will fail.

We have a history of losses and may never be profitable.

        We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. For the fiscal year ended June 30, 2003, we recorded total revenues of approximately $4.0 million and a net loss of approximately $14.9 million. As of June 30, 2003, we had an accumulated deficit totaling approximately $207.1 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

        Within the last 12 months, our common stock has traded between a high of $12.00 and a low of $2.00 (as adjusted for the one-for-thirty reverse stock split effected January 24, 2003). The market price of the shares of our common stock has been and may continue to be highly volatile, particularly in light of the recent one-for-thirty reverse stock split of our common stock, which has significantly reduced the number, and liquidity, of the freely tradable shares of our common stock.

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

        Under accounting rules, approximately $7.1 million of the proceeds from our sale of Series A preferred stock was allocated to the common stock purchase warrants, the beneficial conversion feature and issuance costs and are reflected as additional paid-in capital. This $7.1 million was being accreted to the preferred stock amount and recorded as deemed dividends over the term of the initial 3.5-year redemption period. This accretion, along with the preferred stock dividend, increases the net loss (reduces the net income) available to common stockholders.

        Upon conversion of the Series A Preferred Stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividends representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock were accreted and recorded as a deemed dividend. This deemed dividend is included in the calculation of net loss applicable to common stockholders in the financial statements for the fiscal year ended June 30, 2003. Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also is included in the calculation of net loss applicable to common stockholders in the financial statements for the fiscal year ended June 30, 2003.

Concentration of ownership among our existing principal stockholders, executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

        Our existing principal stockholders, executive officers, directors and their affiliates beneficially own or control in excess of 65% of the outstanding shares of common stock, with over 50% of the outstanding shares held by two such entities, Perseus-Soros BioPharmaceutical Fund, L.P. and Diaz & Altschul Capital Management, LLC. As a result, such entities may have the ability to effectively control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.

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

        Our limited manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we have a license agreement with DSM Biologics (DSM) for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on our contract manufacturing organization (CMO), Cangene Corporation (Cangene), another CMO or a future corporate partner for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient products to sustain our business.

Problems in our CMO's manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

        Drug-manufacturing facilities regulated by the FDA must comply with the FDA's Good Manufacturing Practice regulations. Such facilities are subject to periodic inspection by the FDA and state authorities. Manufacturers of biologics also must comply with the FDA's general biological product standards and also may be subject to state regulation. We may be unable to ensure that our contract manufacturers attain or maintain compliance with current or future Good Manufacturing Practice requirements. As we have experienced, the failure of our contract manufacturer to comply with Good Manufacturing Practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 peripheral arterial disease (PAD) clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1 PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have manufactured new material at another manufacturing site.

        If we were to discover other problems, the FDA could suspend or further delay our clinical trials or place restrictions on our ability to conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials. This, or an unexpected increase in the cost of compliance, could hinder our ability to develop products for commercialization.

If the success of our potential products in animal models is not replicated in our human trials, the development of our products will be negatively impacted.

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

        The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase II clinical trials for efficacy typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from earlier stage trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Moreover, any report of clinical trial results that are below the expectations of financial analysts or investors would most likely cause our stock price to drop dramatically.

There can be no assurance that Phase I, Phase II or Phase III clinical testing will be completed successfully within any specific time period.

        There can be no assurance that Phase I, Phase II or Phase III clinical testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis' or its corporate partners' products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

The clinical testing and FDA approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis.

        The clinical testing and FDA approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval.

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

        This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our gene therapy clinical trials. In addition, the negative publicity around the field of gene therapy appears to have affected patients' willingness to participate in some gene therapy clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Negative public reaction to gene therapy in general could result in stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

Intense competition in the biopharmaceuticals market may adversely impact our business.

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec, Inc., Cell Genesys, Inc., Avigen, Inc., Introgen and Corautus are also engaged in developing gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

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

        Our gene-based products involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses to those gene sequences, proteins or other technologies. We may not be able to obtain a license to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market.

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

        In July 2003, PolyMASC announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office. For a description of our current patent litigation, see "Item 3. Legal Proceedings" later in this document.

        In any event, intellectual property disputes could be costly, could divert management's attention and resources away from our operations, and could subject us to significant liability for damages or invalidation of our patent rights. As the biotechnology industry expands, the risks increase that other companies may challenge our proprietary rights or claim that our processes and potential products infringe on their patents. If we infringe on another company's patented processes or technology, we may have to obtain a license in order to continue manufacturing or marketing the affected product or using the affected process or have to pay damages. We may be unable to obtain a license on acceptable terms or at all.

        We also rely on unpatented trade secret technologies. Because these technologies do not benefit from the protection of patents, we may be unable to meaningfully protect these trade secret technologies from unauthorized use or misappropriation by a third party.

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products.

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

ITEM 2. PROPERTIES

        As of September 2003, Valentis leases approximately 52,800 square feet in Burlingame, California (The Burlingame Facility), which was fully occupied as of June 30, 2003. In addition, Valentis leased a 38,000 square-foot building in The Woodlands, Texas (The Woodlands Facility), which was not occupied as of June 30, 2003. The facilities have been built to Valentis' specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials.

        As a result of its restructuring (see Note 14 "Corporate Restructuring" in our Notes to Consolidated Financial Statements), the Company exited The Woodlands facility in June 2003. In September 2003, the Company entered into a lease termination agreement with the landlord of The Woodlands facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003, and on the same date, the Company paid to the landlord a termination fee of (i) a cash payment of $232,000 and (ii) the issuance of 185,000 shares of the Company's common stock, together with certain registration rights for, and the Company's option to repurchase, those shares.

        In addition, the Company will exit 7,500 square feet of the Burlingame facility in October 2003 pursuant to a lease termination agreement with the landlord of the Burlingame facility, executed in July 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000.

        The term of the lease for 42,200 square feet at the Burlingame Facility expires in 2004, at which time we have the option to renew the lease for an additional period of five years. An additional 10,600 square feet of the Burlingame Facility has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time we have the option to renew the lease for an additional period of five years.

        Valentis believes that its facilities are adequate to meet its needs for the foreseeable future. Should we need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        In April 2001, Valentis' wholly owned subsidiary, PolyMASC Pharmaceuticals, filed a lawsuit against ALZA Corporation (subsequently acquired by Johnson & Johnson Inc.) for patent infringement based on ALZA's manufacture and sale of its liposomal products, Doxil® and Caelyx®. The lawsuit was filed in the U.S. District Court in Delaware and alleges infringement of U.S. Patent Number 6,132,763, titled "Liposomes." The patent, issued October 17, 2000, is directed towards PEGylated liposomes (liposomes having PEG chains attached). Doxil® and Caelyx® are PEGylated liposomes encapsulating the drug doxorubicin. PolyMASC was seeking monetary damages and enhanced damages should the court find that ALZA's infringement was willful.

        In April 2002, Valentis announced that its wholly owned subsidiary, PolyMASC Pharmaceuticals Plc, was granted European Patent Number EP572,049B1, covering PEGylated liposomes (liposomes having polyethylene glycol (PEG) chains attached). In addition, Valentis announced that PolyMASC has initiated infringement proceedings in Dusseldorf, Germany, against SP Labo N.V., SP Europe and Essex Pharma GmbH, all members of the Schering-Plough Group. The suit alleges infringement of this patent and patent EP445,131B1, also owned by PolyMASC, based on the sales of Caelyx®, a PEGylated-liposome product encapsulating the drug doxorubicin. Patent EP572,049B1, titled "Liposomes", is the European counterpart to U.S. Patent Number 6,132,763. PolyMASC is seeking monetary damages.

        In December 2002, the U.S. District Court in Delaware issued a ruling, in which the court decided the meaning of certain terms used in the patent claims at issue in the litigation. In the ruling, the district court adopted the claim interpretation proposed by ALZA. As a result, the Court entered judgment of non-infringement in favor of ALZA. The Company commenced an appeal of that decision to the Federal Circuit Court of Appeals.

        In January 2003, the Company announced that the Japanese Patent Office has dismissed ALZA's demand for invalidation, brought by ALZA on August 20, 2001 relating to claim five of Japanese Patent No. 2948246, which is the Japanese counterpart to the U.S. and European patents described above. ALZA was seeking to overturn the previous finding of the Opposition Division of the Japanese Patent Office in favor of PolyMASC's patent.

        In July 2003, PolyMASC announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 29, 2003, at a Special Meeting of Stockholders, the following proposals were submitted to a vote of the holders of the Company's common stock:

        Proposal 1: To approve an amendment to the Valentis, Inc. 1997 Amended and Restated Equity Incentive Plan to increase the aggregate number of shares of Common Stock reserved for issuance thereunder by 580,000 shares and to increase the maximum number of shares of Common Stock that may be covered by options granted to any one person in any calendar year thereunder to 500,000 shares;

        Proposal 2: To approve an amendment and restatement of the Valentis, Inc. Amended and Restated 1998 Non-Employee Directors' Stock Option Plan to increase the aggregate number of shares of Common stock reserved for issuance thereunder by 211,666 shares and to make certain changes to the non-discretionary grants made thereunder;

        Proposal 3: To approve the adoption of the Valentis, Inc. 2003 Employee Stock Purchase Plan and the reservation of 600,000 shares of Common Stock for issuance thereunder; and

        Proposal 4: To approve an amendment to the Company's current certificate of incorporation to permit stockholders of the Company to take action by written consents in lieu of a meeting.

        The voting of stockholders with respect to each of the foregoing proposals was as follows:

	Votes For	Votes Against	Votes Abstained
Proposal 1:	3,256,747	24,844	427
Proposal 2:	3,259,153	22,459	406
Proposal 3:	2,930,565	351,006	447
Proposal 4:	3,271,630	10,082	306

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq, as adjusted to reflect the one-for-thirty reverse stock split effected in January 2003.

	High	Low
2001
First Quarter	260.70	133.20
Second Quarter	212.40	108.90
Third Quarter	185.70	81.00
Fourth Quarter	135.00	67.50
2002
First Quarter	112.50	39.60
Second Quarter	99.90	37.80
Third Quarter	47.10	8.10
Fourth Quarter	12.0	3.00
2003
First Quarter	7.20	3.15
Second Quarter	5.40	2.45
Third Quarter (through September 26, 2003)	3.95	2.10

        On September 26, 2003 the last sale price reported on the Nasdaq SmallCap Market for Valentis' common stock was $3.01 per share. At that date, there were approximately 549 stockholders of record of our common stock.

        Valentis sold no unregistered securities during the last quarter of the period covered by this report, but did issue 105,373 shares of its common stock to holders of Series A Redeemable Preferred Stock as a stock dividend for the period from June 16, 2001 to January 24, 2003. The issuance of these dividend shares was not registered under the Securities Act of 1933 because their issuance did not constitute a sale under the Securities Act of 1933.

        Valentis has never paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2003	2002	2001	2000(1)	1999(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaborative research and development revenue	$—	$3,333	$3,226	$4,280	$3,180
License and other revenue	3,958	487	1,071	971	250
Research and development grant revenue	—	17	349	338	699

Total revenue	3,958	3,837	4,646	5,589	4,129
Operating expenses:
Research and development	9,965	23,738	30,177	27,332	17,806
General and administrative	8,859	7,853	8,231	7,322	5,063
Restructuring charges	832	1,812	—	—	—
Acquired in-process research and development	—	—	—	14,347	26,770
Amortization of goodwill and other acquired intangible assets	—	4,914	5,733	5,016	819

Total operating expenses	19,656	38,317	44,141	54,017	50,458

Loss from operations	(15,698)	(34,480)	(39,495)	(48,428)	(46,329)
Other income and interest expense, net	838	1,390	1,296	773	1,649

Net loss	$(14,860)	$(33,090)	$(38,199)	$(47,655)	$(44,680)
Deemed dividend	(4,972)	(2,590)	(1,479)	—	—
Adjustment resulting from the reduction in the Series A Preferred stock conversion price	(22,293)	—	—	—	—
Dividends on convertible preferred stock	(882)	(1,557)	(898)	—	—

Net loss applicable to common stockholders	$(43,007)	$(37,237)	$(40,576)	$(47,655)	$(44,680)

Basic and diluted net loss per share applicable to common stockholders	$(13.86)	$(33.61)	$(41.28)	$(54.10)	$(86.93)

Shares used in computing basic and diluted net loss per common share	3,103	1,108	983	881	514

(1)
Reflects the results of PolyMASC Pharmaceuticals plc from August 27, 1999, the date of acquisition.
(2)
Reflects the results of GeneMedicine, Inc. from March 18, 1999, the date of acquisition.

	June 30,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$3,290	$19,104	$35,833	$33,120	$24,307
Working capital	630	14,137	25,191	21,991	15,461
Total assets	6,078	24,044	50,249	60,308	64,427
Long-term debt	—	—	138	2,697	5,459
Convertible redeemable preferred stock	—	25,828	23,895	—	—
Accumulated deficit	(207,070)	(192,210)	(159,120)	(120,921)	(73,266)
Total stockholders' equity (net capital deficiency)	2,589	(7,701)	14,512	44,404	45,930

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the "Additional Factors That May Affect Future Results" described in Part I, Item 1. Business and other risks detailed in the Company's reports filed with the Securities and Exchange Commission.

COMPANY OVERVIEW

        Valentis, Inc. ("Valentis") is converting biologic discoveries into innovative products. The Company's lead product that is currently in human testing is the Del-1 angiogenesis gene formulated with one of the Company's proprietary polymer delivery systems. The Company is developing its other technologies, the GeneSwitch® and DNA vaccine delivery technologies, through partnerships with pharmaceutical and biotechnology companies.

        The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, which is the Company's headquarters, as well as the center for manufacturing, and clinical and preclinical development. Previously, Valentis had locations in The Woodlands, Texas and London, England. In April 2001, the Company announced that it would consolidate all of its PEGylation research activities from its facilities in London, England into its preclinical center in The Woodlands, Texas. The consolidation was substantially completed in September 2001. In January and October 2002, Valentis implemented restructuring plans to better align the Company's cost structure with current market conditions. These plans significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 86 positions, primarily in preclinical, clinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructurings.

        As a result of its restructurings, the Company exited The Woodlands facility, which housed the Company's preclinical development, in June 2003. In September 2003, the Company entered into a lease termination agreement with the landlord of The Woodlands facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003.

        Also, as a result of its restructurings, the Company will exit 7,500 square feet of the Burlingame facility in October 2003 pursuant to a lease termination agreement with the landlord of the Burlingame facility, executed in July 2003.

TECHNOLOGIES

        Valentis' technologies provide novel ways to achieve production of therapeutic proteins in their most natural and active forms at specific sites within the body. Our products, genes formulated with synthetic delivery systems, are administered to specific tissues where they enter targeted cells. These cells then produce the therapeutic proteins or vaccine antigens. The fidelity, specificity and duration of expression within the target cells may also be controlled by Valentis' proprietary gene regulation systems.

  • Synthetic Gene Delivery Systems

        Valentis has developed synthetic gene delivery systems based on several classes of polymers and lipids. Our PINC™ (Polymeric, non-condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors. They provide for higher and more consistent levels of protein production. Valentis' cationic lipid formulations provide efficient delivery after intravenous or intratumoral administration. The ability of both delivery systems to enhance cellular distribution and uptake of genes in vivo has resulted in the production of therapeutic levels of proteins.

  • Gene Regulation Systems

        Valentis' GeneSwitch® technologies permit therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® technology are delivered with a polymer delivery system and electroporation. This results in controlled production of therapeutic proteins from muscle tissue for prolonged periods.

        The GeneSwitch® gene regulation system is available for licensing as a functional genomics research tool. Non-exclusive licensees of the GeneSwitch® system include GlaxoSmithKline, Lexicon Genetics, LARNAX GmbH, Pfizer, Schering A.G., Senomyx and Wyeth-Ayerst Laboratories (the pharmaceutical division of American Home Products).

  • Synthetic Vaccine Delivery Systems

        Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary PINC™ polymer-based delivery technologies for intramuscular administration provide for higher and more consistent levels of antigen production.

Current Good Manufacturing Practices Manufacturing

        Valentis has developed proprietary scalable processes for the manufacture of plasmid DNA and gene-based products. Through a strategy of using a contract manufacturing organization (CMO) for plasmid DNA production of our products, we are able to produce material from lab to commercial scale using the same process. Most recently, Cangene Corporation has been our primary CMO. In addition, in June 2003, Valentis entered into a new agreement that reinstates a license to DSM Biologics (DSM) to use Valentis' manufacturing technology. The terms of the original agreement between Valentis and DSM, entered into in September, 1998, were modified to add a royalty to Valentis (in addition to the previously-agreed upon profit-sharing arrangement).

Technology Licenses

        Valentis currently licenses technology to:

  •
  Epimmune Inc. for the license of Valentis' proprietary PINC™ gene delivery technology for HIV and HCV vaccines, and cancer immunotherapies.

  •
  Genencor International for the license of Valentis' proprietary PINC™ gene delivery technology for HBV and HPV vaccines.

  •
  Heska Corporation for gene immunotherapeutics for cancer and allergies in companion animals.

  •
  Invitrogen Corporation to sell Valentis' proprietary GeneSwitch® gene regulation system to the research market.

  •
  Juvaris BioTherapeutics, Inc. for Valentis' proprietary plasmid backbone and cationic lipid delivery technologies for the development and commercialization of therapeutic vaccine products.

  •
  Prolong Pharmaceuticals for use of its proprietary OptiPEG™ PEGylation platform in the development and commercialization of PEGylated protein therapeutics.

  •
  Schering A.G. for the exclusive, world-wide rights to Valentis' PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene.

        Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Genzyme Corporation, GlaxoSmithKline, Lexicon Genetics, MediGene A.G., Pfizer Inc., Senomyx, Inc., and Wyeth-Ayerst Laboratories (the pharmaceutical division of American Home Products), in each case, for research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis also has licensed technology from Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products.

Critical Accounting Policies

  Clinical trial expenses

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

Results of Operations

Fiscal Years Ended June 30, 2003, 2002 and 2001

Revenue

        Revenue recognized in the years ended June 30, 2003, 2002 and 2001 is as follows (in thousands):

	Year ended June 30,
	2003	2002	2001
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$3,333	$2,959
Boehringer Ingelheim	—	—	267

	—	3,333	3,226
License and other collaborative revenue:
DSM Biologics	1,500	—	—
Schering A.G.	989	—	—
GlaxoSmithKline	1,055	—	100
Other	414	487	971

	3,958	3,820	4,297
Grant Revenue	—	17	349

Total Revenue	$3,958	$3,837	$4,646

        Changes in revenue for each of the fiscal years ended June 30, 2003, 2002 and 2001 are explained below:

  •
  No revenue was recognized from Roche in fiscal 2003, as the collaboration with Roche ended in the prior year in accordance with the terms of the agreement. Revenue from Roche for fiscal years 2002 and 2001 was recognized in accordance with the performance of research obligations under the agreement.

  •
  No revenue was recognized from Boehringer Ingelheim for fiscal years 2003 and 2002 due to the completion of the agreement in November 2000.

  •
  In January 2003, Valentis reinstated, on revised financial terms, the original manufacturing technology license agreement with DSM Biologics. In fiscal 2003, a total of $1.5 million was recognized as license revenue, which included $1.3 million derived from the newly reinstated agreement and $200,000 derived from the original agreement.

  •
  In December 2002, Valentis entered into a multi-product license and option agreement with Schering AG. Revenue of $989,000 was recognized from this agreement in fiscal 2003.

  •
  Revenue from GlaxoSmithKline was approximately $1.1 million in fiscal 2003. This primarily reflects amounts earned under an expanded GeneSwitch® licensing agreement with GlaxoSmithKline, which was entered into in December 2002.

  •
  Other revenue recognized in fiscal 2003 and 2002 resulted primarily from several license agreements for Valentis' GeneSwitch® technology, totaling approximately $339,000 and $430,000, respectively. Other revenue in fiscal 2001 resulted primarily from license revenue derived from an agreement with Heska of approximately $400,000; revenue generated by several license agreements for Valentis' GeneSwitch® technology of approximately $340,000 and revenue derived from the licensing of PEGylation technology of approximately $328,000.

  •
  Grant revenue recognized in 2002 and 2001 was due to work performed under Small Business Innovation Research (SBIR) grants, which was completed in August 2001.

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

Expenses

        Research and development expenses were $10.0 million for the year ended June 30, 2003, $23.7 million in 2002, and $30.2 million in 2001. The decrease in expenses in fiscal 2003 compared to 2002, as well as 2002 compared to 2001, was primarily attributable to staff reductions and savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology in January 2002, and lower expenditures resulting from the further reduction of staff in October 2002. Valentis expects its total annual research and development expenses to decrease in the future reflecting the full benefits of its corporate restructurings and cost reductions actions, and its prioritization of its Del-1 product. However, research and development expenses may increase if the Company is successful in securing additional new strategic partnerships and funding to support increased spending levels.

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

        As a result of its restructuring efforts, Valentis currently operates in one business segment, the research and development of biopharmaceutical products and associated delivery systems. Prior to its restructuring efforts, Valentis operated in two business segments: (i) the research and development of biopharmaceutical products and associated delivery systems, and (ii) PEGylation products. For the years ended June 30, 2003, 2002 and 2001, we estimate that the division of research and development expenses between biopharmaceutical products and associated delivery systems and PEGylation products was $10.0 million and zero; $22.8 million and $0.9 million; and $27.2 million and $3.0 million, respectively.

        General and administrative expenses increased to $8.9 million for the year ended June 30, 2003 from $7.9 million in 2002.The increase was attributable primarily to increased professional fees resulting from the Company's capital restructuring efforts, the patent infringement lawsuit with ALZA Corporation and lease exit expenses, partially offset by savings resulting from the reduction of general and administrative staff associated with our restructuring actions. General and administrative expenses decreased to $7.9 million for the year ended June 30, 2002 from $8.2 million in 2001. The decrease was attributable primarily to savings resulting from the reduction of general and administrative staff associated with our reductions in preclinical product development and suspended clinical programs in oncology. We expect our future annual general and administrative expenses to decrease to reflect the Company's overall cost reduction plans. However, general and administrative expenses may increase due to the addition of staff and facilities to support increased research and development efforts if the Company is successful in securing new strategic partnerships and funding to support increased research and development activities.

        Valentis recorded $4.9 million and $5.7 million for amortization of goodwill and other acquired intangible assets for fiscal 2002 and 2001, respectively, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000. We adopted SFAS 142 (see Note 1 "Organizations and Summary of Significant Accounting Policies" in our Notes to Consolidated Financial Statements) on July 1, 2002. As of June 30, 2002, the Company had a net goodwill and other intangible assets balance of approximately $409,000, consisting solely of goodwill, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the initial required impairment analyses in accordance with SFAS 142 as of July 1, 2002, and further analyses as of December 31, 2002 and during the fourth quarter of fiscal 2003, and determined in each case that goodwill was not impaired.

Corporate Restructuring

        In conjunction with the Company's announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced the Company's preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

        For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $700,000 was paid as of June 30, 2002 and the remaining approximately $800,000 was fully paid during the year ended June 30, 2003. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002. In addition, the Company wrote off certain equipment and furniture located in the Company's research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company's restructuring plan.

        In October 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) Del-1 product for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product through the licensing of this technology to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company's cash expenditures. This reduction included J. Tyler Martin, M.D., Senior Vice President, Research and Development, and Margaret M. Snowden, General Counsel, who left the Company. Ms. Snowden currently serves in a consulting capacity to Valentis. For the year ended June 30, 2003, we recorded restructuring and related charges in the consolidated statements of operations of approximately $832,000 for employee severance. This entire amount was paid during the year ended June 30, 2003.

        In connection with the reduction in workforce in January and October 2002, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification did not result in the Company recording any stock-based compensation charges, as the exercise prices of the options exceeded the per share price of the Company's common stock at the date of the modification.

        The estimated savings as a result of our combined restructurings has the effect of reducing our operating expenses from approximately $10 million per quarter before the combined restructurings to approximately $4 million per quarter after the combined restructurings. The Company expects to incur operating expenses of approximately $3 million per quarter for the foreseeable future.

Other Income and Interest Expense, NET

        Interest and other income (expense), net was $0.8 million, $1.4 million and $1.3 million in fiscal 2003, 2002 and 2001, respectively. The increase in interest and other income (expense), net in fiscal 2003 compared to 2002 resulted primarily from decreased interest income derived from lower investment balances, partially offset by decreased interest expense derived form lower loan balances and favorable foreign currency exchange rates. The increase in interest and other income (expense), net in fiscal 2002 compared to 2001 resulted primarily from decreased interest expense derived form lower loan balances and favorable foreign currency exchange rates, partially offset by decreased interest income derived from lower investment balances

        Interest expense for fiscal 2003, 2002 and 2001 were approximately $9,000, $112,000 and $464,000, respectively.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

        The deemed dividends related to Series A redeemable convertible preferred stock (see Note 11 "Redeemable Convertible Preferred Stock and Stockholders' Equity" in our Notes to Consolidated Financial Statements) include the accretion of Class A and B warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

        Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs. This deemed dividend, along with a deemed dividend of approximately $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003.

        The accretion of Class A and B warrants for the years ended June 30, 2003, 2002 and 2001 was approximately $3.3 million, $1.7 million and $984,000, respectively. The accretion of the beneficial conversion feature for the years ended June 30, 2003, 2002 and 2001 was approximately $592,000, $314,000 and $179,000, respectively. The aggregate accretion values associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $1.0 million, $550,000 and $316,000 for the years ended June 30, 2003, respectively, was included in the calculation of net loss applicable to common stockholders.

        Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 15 "Capital Restructuring Actions" in our Notes to Consolidated Financial Statements), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003.

Dividends on Series A Redeemable Convertible Preferred Stock

        Dividends on the Series A preferred stock (see Note 11 "Redeemable Convertible Preferred Stock and Stockholders' Equity" in our Notes to Consolidated Financial Statements) were calculated at value at the rate of 5% per annum, and were approximately $882,000, $1.6 million and $898,000 for the years ended June 30, 2003, 2002 and 2001, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of unamortized goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules. As a result of adopting SFAS 142, we are required to perform an initial impairment review of the Company's goodwill as of July 1, 2002 and an annual impairment review thereafter. We completed the initial required impairment analyses in accordance with SFAS 142 as of July 1, 2002, and further analyses as of December 31, 2002 and during the fourth quarter of fiscal 2003, and determined in each case that goodwill was not impaired. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 on July 1, 2002. The adoption did not have a material impact on our results of operations, financial position or cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company accounted for the exit of its facility in The Woodlands, Texas under SFAS 146 during the year ended June 30, 2003.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that any of its contractual arrangements or relationships that would be considered a variable interest in a variable interest entity.

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

        In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

Liquidity and Capital Resources

        As of June 30, 2003, Valentis had $3.3 million in cash and cash equivalents compared to cash, cash equivalents, and investments of $19.1 million at June 30, 2002 and $37.3 million at June 30, 2001. Net cash used in operations was $15.6 million in fiscal 2003, $28.4 million in 2002 and $27.8 million in 2001. Cash was used primarily to fund research and development and general and administrative activities. Our capital expenditures were $31,000 in 2003, $136,000 in 2002 and $311,000 in 2001. Valentis expects its capital expenditures to remain at current spending levels to reflect the Company's overall cost reduction plans and prioritization of its research and development efforts.

        In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals, announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office.

        As discussed elsewhere in this report, including further below, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $14.9 million for the year ended June 30, 2003, and our accumulated deficit was $207.1 million at June 30, 2003 and (ii) our cash and cash equivalents balance at June 30, 2003 was $3.3 million. Management's plans as to these matters are also described in Note 1 to the consolidated financial statements.

        Since its inception, Valentis has financed its operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements.

        In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock ("Series A preferred stock") into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty.

        As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares of common stock (after giving effect to the reverse stock split). In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains at $.001.

        The conversion of the Series A preferred stock was associated with the completion in December 2000 of a private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the preferred stock, we issued common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of our common stock and warrants to purchase up to an aggregate of 4,666 shares of our common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction. Additional details associated with our December 5, 2000 private placement of Series A preferred stock and Warrants can be found in Note 11 in the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K or obtained from the Registration Statement on Form S-3 (File No. 333-54066) filed with the Securities and Exchange Commission on January 19, 2001.

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

        In October 1998, we entered into an equipment financing agreement with a financing company. We financed $366,000 in equipment purchases under this agreement, structured as loans. The equipment loans are being repaid over 43 months at an interest rate of 10.1% and are secured by the related equipment. As of June 30, 2003, the outstanding balance under this financing agreement was approximately $9,000. Valentis has fully utilized the borrowing capacity under this agreement.

        Valentis leases its facilities under operating leases. These leases expire between December 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

        Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases, and future minimum payments under the equipment loan agreement at June 30, 2003, are as follows (in thousands):

Years ended June 30,	Operating Leases	Equipment Loan	Total
2004	$682	$9	$691
2005	385	—	385
2006	249	—	249
2007	256	—	256
2008	65	—	65

	$1,637	$9	$1,646

        The Company leased an approximately 38,000 square-foot building in The Woodlands, Texas. The term of The Woodlands facility lease, which began in January 1995, was 10 years. However, during the fourth quarter of fiscal 2003, the Company ceased using the facility and in September 2003, the Company entered into a lease termination agreement with the landlord of the facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003, and on the same date, the Company paid to the landlord a termination fee consisting of (i) $232,000 in cash, and (ii) 185,000 shares of the Company's common stock, together with certain registration rights for, and the Company's option to repurchase, those shares. The Company recorded the termination fee in the year ended June 30, 2003, as lease exit cost of $232,000 for the cash payment and approximately $433,000 for the issuance of 185,000 shares of its common stock, as it ceased using the facility during the fourth quarter of fiscal 2003. This lease exit cost is included in general and administrative operating expenses for fiscal 2003 and is excluded from the minimal annual rental commitments under the operating leases.

        In addition, the Company will exit 7,500 square feet of its leased Burlingame facility in October 2003. In July 2003, the Company entered into a lease termination agreement with the landlord of the Burlingame facility. Pursuant to the lease termination agreement, the Burlingame facility lease will terminate on October 6, 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000, which will be recorded as a lease exit cost in fiscal 2004, as the Company had not ceased using this portion of the Burlingame facility as of June 30, 2003. This termination fee is included in the minimal annual rental commitments under operating leases for the year ended June 30, 2004.

        The Company has experienced net losses since its inception through June 30, 2003, and reported a net loss of $14.9 million for the year ended June 30, 2003, and its accumulated deficit was $207.1 million at June 30, 2003. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies.

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

        The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company's current operating plan, it anticipates that its cash and cash equivalents as of June 30, 2003, together with projected interest income and the $6.5 million received from Johnson & Johnson in July 2003 as settlement for the patent infringement litigation (see Note 17 "Subsequent Event" in our Notes to Consolidated Financial Statements), will enable it to maintain its current and planned operations at least through March 31, 2004, in the absence of additional financial resources. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

        The Company is currently seeking additional collaborative agreements and licenses with corporate partners and may seek additional funding through public or private equity or debt financing or merger of its business. The Company may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate the Company's requirements to seek additional funding. Additional financing to meet the Company's funding requirements may not be available on acceptable terms or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

ITEM 7A. FINANCIAL MARKET RISK

        Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments have historically consisted primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).

	2003	2002
Cash equivalents
Fixed rate	$2,197	$9,538
Average rate	1.11%	1.91%
Short-term investments
Fixed rate	—	$7,892
Average rate	—	2.06%

Total cash equivalents and investment securities	$2,197	$17,430
Average rate	1.11%	1.98%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Valentis' Financial Statements and notes thereto appear on pages 49 to 78 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and principal finance and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days of the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's principal accounting officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and principal accounting officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K

(a)(1) Index to Financial Statements

        The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 49 of this Report.

(a)(2) No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(5)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(6)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, among the Registrant and the investors named therein.
(1)	4.4	Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995.
(1)	4.5	Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996.
(1)	4.6	Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996.
(5)	4.7	Form of Common Stock Purchase Warrant, Class A.
(5)	4.8	Form of Common Stock Purchase Warrant, Class B.
	4.9	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(6)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(3)	10.8	Letter Agreement between the Registrant and Bennet Weintraub.
(1)	10.10	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.11	First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident).
(1)	10.12	Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997.

(1)	10.13	Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995.
(1)	10.14	Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13, 1994.
(1)	10.15	Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996.
(1)*	10.16	Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated April 11, 1994, as amended as of May 31, 1996.
(1)*	10.17	Exclusive License Agreement between the Registrant and Regents of the University of California, dated May 9, 1996, as amended May 15, 1997.
(3)	10.21	Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998.
(2)*	10.22	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.23	First Amendment and Restatement of License Agreement — Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.24	First Amendment and Restatement of License Agreement — GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	10.30	Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993.
(2)*	10.31	Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(2)*	10.32	License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(4)*	10.33	Alliance Agreement between Registrant and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
(5)	10.34	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(8)	10.35	Amended and Restated 1998 Non-Employee Directors' Stock Option Plan.
(6)	10.36	Amended and Restated 2001 Nonstatutory Incentive Plan.
(7)	10.37	Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company's Series A Convertible Redeemable Preferred Stock
(9)*	10.38	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
	10.39	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(8)	10.40	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(8)	10.41	2003 Employee Stock Purchase Plan.
	21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc (PolyMASC) became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney (included on signature page herewith)
	31.1	Certification of Principal Executive Officer Section 302.
	31.2	Certification of Principal Financial Officer Section 302.
	32.1	Certification of Principal Executive Officer Section 906.
	32.2	Certification of Principal Financial Officer Section 906.

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

(6)
Filed as an exhibit to Registrant's Annual Report on Form 10-K (No. 0-22987) for fiscal year ended June 30, 2002 and incorporated herein by reference.

(7)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on December 12, 2002.

(8)
Incorporated by reference to the Company's Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on May 5, 2003.

(9)
Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

*
Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

(b)
Reports on Form 8-K

        On April 11, 2003, Valentis filed a current report on Form 8-K regarding its receipt of a Nasdaq Staff Determination Letter citing the Company's non-compliance with the independent directors, audit committee composition and shareholder approval requirements set forth in the Nasdaq Marketplace Rules.

        On April 24, 2003, Valentis filed a current report on Form 8-K regarding a notification from the Nasdaq Listing Qualifications Panel that its common stock will continue to be listed on The Nasdaq SmallCap Market via an exception from the independent director and audit committee composition requirements of Nasdaq.

        On May 16, 2003, Valentis furnished a current report on Form 8-K providing a business update and announcing certain financial results for the fiscal quarter ended March 31, 2003. The information in this Form 8-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of Valentis, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

        On June 18, 2003, Valentis filed a current report on Form 8-K regarding Valentis' completion an agreement with DSM Biologics, the issuance of a plasmid DNA purification patent in Europe, EP 923592 and the issuance of US Patent No. 6,534,483.

        On July 9, 2003, Valentis filed a current report on Form 8-K regarding the settlement by its wholly owned subsidiary, PolyMASC Pharmaceuticals plc, of certain patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson.

        On July 21, 2003, Valentis filed a current report on Form 8-K regarding the initiation of a Phase II clinical trial of its Del-1 angiogenesis gene.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2003.

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

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW, III Benjamin F. McGraw, III, Pharm.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 29, 2003
/s/ JOSEPH A. MARKEY Joseph A. Markey	Senior Director of Finance and Controller (Principal Financial and Accounting Officer)	September 29, 2003
/s/ PATRICK G. ENRIGHT Patrick G. Enright	Director	September 29, 2003
/s/ REINALDO M. DIAZ Reinaldo M. Diaz	Director	September 29, 2003

/s/ MARK MCDADE Mark McDade	Director	September 29, 2003
/s/ ALAN C. MENDELSON Alan C. Mendelson	Director	September 29, 2003
/s/ DENNIS J. PURCELL Dennis J. Purcell	Director	September 29, 2003
/s/ JOHN SCHROEDER, M.D. John Schroeder, M.D.	Director	September 29, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Valentis, Inc.

        We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming that Valentis, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $14.9 million for the year ended June 30, 2003 and its accumulated deficit was $207.1 million at June 30, 2003. Additionally, the Company's cash and cash equivalents balance at June 30, 2003 was $3.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California
August 20, 2003

VALENTIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$3,290	$11,212
Short-term investments	—	7,892
Interest and other receivables	187	471
Prepaid expenses and other current assets	642	479

Total current assets	4,119	20,054
Property and equipment, net	1,511	3,526
Goodwill	409	409
Other assets	39	55

Total assets	$6,078	$24,044

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
Accounts payable	$166	$68
Accrued compensation	458	1,004
Other accrued liabilities	2,681	4,707
Deferred revenue	175	—
Current portion of long-term debt	9	138

Total current liabilities	3,489	5,917
Commitments
Redeemable convertible preferred stock, no par value, 10,000,000 shares authorized, issuable in series, zero and 30,800 shares issued and outstanding at June 30, 2003 and 2002, respectively.	—	25,828
Stockholders' equity (net capital deficiency):
Common stock, $.001 par value, 190,000,000 shares authorized; 5,555,708 and 1,227,023 shares issued and outstanding at June 30, 2003 and 2002, respectively	6	1
Additional paid-in capital	210,399	184,631
Accumulated other comprehensive loss	(746)	(123)
Accumulated deficit	(207,070)	(192,210)

Total stockholders' equity (net capital deficiency)	2,589	(7,701)

Total liabilities and stockholders' equity (net capital deficiency)	$6,078	$24,044

See accompanying notes.

VALENTIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended June 30,
	2003	2002	2001
Collaborative research and development revenue	$—	$3,333	$3,226
License and other revenue	3,958	487	1,071
Research and development grant revenue	—	17	349

Total revenue	3,958	3,837	4,646
Operating expenses:
Research and development	9,965	23,738	30,177
General and administrative	8,859	7,853	8,231
Restructuring charges	832	1,812	—
Amortization of goodwill and other acquired intangible assets	—	4,914	5,733

Total operating expenses	19,656	38,317	44,141

Loss from operations	(15,698)	(34,480)	(39,495)
Interest income	111	999	2,324
Other income and interest expense, net	727	391	(1,028)

Net loss	$(14,860)	$(33,090)	$(38,199)
Deemed dividend	(4,972)	(2,590)	(1,479)
Adjustment resulting from the reduction in the Series A preferred stock conversion price	(22,293)	—	—
Dividends on convertible preferred stock	(882)	(1,557)	(898)

Net loss applicable to common stockholders	$(43,007)	$(37,237)	$(40,576)

Basic and diluted net loss per share applicable to common stockholders	$(13.86)	$(33.61)	$(41.28)

Shares used in computing basic and diluted net loss per common share	3,103	1,108	983

See accompanying notes.

VALENTIS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock								Total Stockholders' Equity (net capital deficiency)
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2000	—	$—	978,127	$1	$165,394	$(247)	$177	$(120,921)	$44,404
Exercise of stock options	—	—	5,076	—	888	—	—	—	888
Stock options granted to non-employees for services rendered	—	—	—	—	784	—	—	—	784
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	3,707	—	473	—	—	—	473
Issuance of redeemable convertible preferred stock, net of issuance costs of $1,943	31,500	29,557	—	—	—	—	—	—	—
Warrants issued in connection with Redeemable convertible preferred stock, net of accretion	—	(5,058)	—	—	5,058	—	—	—	5,058
Redeemable convertible preferred stock beneficial conversion feature, net of accretion	—	(920)	—	—	920	—	—	—	920
Accretion of redeemable convertible preferred stock issuance costs	—	316	—	—	(316)	—	—	—	(316)
Redeemable convertible preferred stock dividends	—	—	—	—	(898)	—	—	—	(898)
Redeemable convertible preferred stock dividends paid in common stock	—	—	4,401	—	831	—	—	—	831
Amortization of deferred compensation	—	—	—	—	—	94	—	—	94
Reversal of deferred compensation related to terminated employees	—	—	—	—	(143)	143	—	—	—
Net loss	—	—	—	—	—	—	—	(38,199)	(38,199)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	148	—	148
Foreign currency translation adjustment	—	—	—	—	—	—	325	—	325

Comprehensive loss									(37,726)

Balance at June 30, 2001	31,500	23,895	991,311	1	172,991	(10)	650	(159,120)	14,512
Exercise of stock options	—	—	1,054	—	46	—	—	—	46
Stock options granted to non-employees for services rendered	—	—	—	—	349	—	—	—	349
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	6,692	—	569	—	—	—	569
Conversion of redeemable convertible preferred stock into common stock	(700)	(657)	2,592	—	657	—	—	—	657
Accretion of redeemable convertible preferred stock warrants	—	1,726	—	—	(1,726)	—	—	—	(1,726)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	314	—	—	(314)	—	—	—	(314)
Accretion of redeemable convertible preferred stock issuance costs	—	550	—	—	(550)	—	—	—	(550)
Redeemable convertible preferred stock dividends	—	—	—	—	(1,557)	—	—	—	(1,557)
Redeemable convertible preferred stock dividends paid in common stock	—	—	21,037	—	1,557	—	—	—	1,557
Amortization of deferred compensation	—	—	—	—	—	10	—	—	10
Issuance of common stock in public offering, net of issuance costs of $356	—	—	204,337	—	12,609	—	—	—	12,609
Net loss	—	—	—	—	—	—	—	(33,090)	(33,090)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation adjustment	—	—	—	—	—	—	(667)	—	(667)

Total comprehensive loss									(33,863)

Balance at June 30, 2002	30,800	25,828	1,227,023	1	184,631	—	(123)	(192,210)	(7,701)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	178	—	4	—	—	—	4
Issuance of common stock pursuant to a license agreement	—	—	2,106	—	250	—	—	—	250
Accretion of redeemable convertible preferred stock warrants	—	3,332	—	—	(3,332)	—	—	—	(3,332)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	593	—	—	(593)	—	—	—	(593)
Accretion of redeemable convertible preferred stock issuance costs	—	1,047	—	—	(1,047)	—	—	—	(1,047)
Redeemable convertible preferred stock dividends	—	—	—	—	(882)	—	—	—	(882)
Redeemable convertible preferred stock dividends paid in common stock	—	—	84,336	—	573	—	—	—	573
Conversion of redeemable convertible preferred stock into common stock	(30,800)	(30,800)	4,242,065	5	30,795	—	—	—	30,800
Net loss	—	—	—	—	—	—	—	(14,860)	(14,860)
Foreign currency translation adjustment	—	—	—	—	—	—	(623)	—	(623)

Total comprehensive loss									(15,483)

Balance at June 30, 2003	—	$—	5,555,708	$6	$210,399	$—	$(746)	$(207,070)	$2,589

See accompanying notes.

VALENTIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(14,860)	$(33,090)	$(38,199)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,842	2,732	3,102
Loss (gain) on disposal of assets	(121)	415	—
Amortization of goodwill and other intangibles	—	4,914	5,733
Amortization of deferred compensation	—	10	237
Stock options granted to non-employees for services rendered	—	349	784
401(k) stock contribution matching expense	113	138	110
Changes in operating assets and liabilities:
Interest and other receivables	284	98	777
Prepaid expenses and other assets	103	14	358
Deferred revenue	175	(3,333)	(1,934)
Accounts payable	98	(330)	(341)
Accrued liabilities	(2,621)	314	1,271
Foreign currency translation adjustment	(623)	(667)	325

Net cash used in operating activities	(15,610)	(28,436)	(27,777)

Cash flows from investing activities
Purchase of property and equipment	(31)	(136)	(311)
Proceeds from sale of property and equipment	325	—	—
Purchases of available-for-sale investments	—	(13,319)	(29,590)
Maturities of available-for-sale investments	7,892	28,902	25,370

Net cash provided by (used in) investing activities	8,186	15,447	(4,531)

Cash flows from financing activities
Payments on long-term debt	(129)	(2,576)	(3,058)
Proceeds from issuance of convertible redeemable preferred stock, net of issuance costs	—	—	29,557
Preferred stock dividends paid in cash	(373)	—	—
Proceeds from issuance of common stock, net of repurchases	4	13,086	1,041

Net cash provided by (used in) financing activities	(498)	10,510	27,540

Net increase (decrease) in cash and cash equivalents	(7,922)	(2,479)	(4,768)
Cash and cash equivalents, beginning of year	11,212	13,691	18,459

Cash and cash equivalents, end of year	$3,290	$11,212	$13,691

Supplemental disclosure of cash flow information:
Interest paid	$9	$112	$464

Franchise and other tax paid	$7	$22	$97

Schedule of non-cash transactions:
Warrants issued in connection with redeemable convertible preferred stock	$—	$—	$6,042

Redeemable convertible preferred stock beneficial conversion feature	$—	$—	$1,099

Accretion of redeemable convertible preferred stock warrants, beneficial conversion feature and issuance costs	$4,972	$2,590	$1,479

Conversion of redeemable convertible preferred stock into common stock	$30,800	$657	$—

Preferred stock dividends declared	$882	$1,556	$898

Preferred stock dividends paid in common stock	$573	$1,556	$831

Stock issued in partial consideration for a license agreement	$250	$—	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.     ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

        Valentis, Inc. ("Valentis" or "the Company") was formed from the merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999. After acquiring PolyMASC Pharmaceuticals plc ("PolyMASC") in August 1999, Valentis had operations in Burlingame, California, The Woodlands, Texas, and London, England. Valentis is a leader in the field of biopharmaceutical delivery. Valentis is converting biologic discoveries into innovative products. We combine our proprietary delivery technologies with biologics to create novel therapeutic products. The Company's lead product is based on the Del-1 angiogenesis gene, formulated with a Valentis PINC™ (Polymeric, non-condensing) proprietary polymer delivery system. The Company has three technologies that it utilizes for the development of novel therapeutics: (i) proprietary synthetic, non-viral gene delivery systems, the gene medicine; (ii) proprietary plasmid expression systems; and, (iii) GeneSwitch® technologies that permit therapeutic protein production that is controlled via an orally administered drug. The Company's commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis is incorporated in the State of Delaware.

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

        In January 2002, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced its preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring (see Note 14).

        On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product through the licensing of this technology to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company's cash expenditures (see Note 14).

        The Company has experienced net losses since its inception through June 30, 2003 and reported a net loss of $14.9 million for the year ended June 30, 2003, and its accumulated deficit was $207.1 million at June 30, 2003. The Company expects such losses to continue into the foreseeable future as it proceeds with the research, development and commercialization of its technologies. The Company's cash, cash equivalents and investments decreased from $19.1 million at June 30, 2002 to $3.3 million at June 30, 2003. Cash and cash equivalents, including $6.5 million received by the Company's wholly owned subsidiary, PolyMASC, in July 2003 as a result of its license and settlement agreement with Alza Corporation (see Note 17) are insufficient to fund projected operating losses through June 30, 2004. These circumstances have adversely affected the Company's liquidity, and raise substantial doubt about the Company's ability to continue as a going concern.

        The Company will need to raise additional funds to continue its operations. The Company will have insufficient working capital to fund its near term cash needs unless it is able to raise additional capital in the near future. The Company may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on the Company's business, financial condition and results of operations, including its viability as an enterprise. As a result of these concerns, management is pursuing strategic alternatives, which may include the sale of securities, the sale or merger of the business, the sale of certain assets or other actions.

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

        In January 2003, the Company received stockholder approval for, and completed, its proposed capital restructuring. Specifically, the Company effected the conversion of all outstanding shares of its Series A preferred stock into common stock and, immediately thereafter, effected a reverse stock split of its common stock at a ratio of one-for-thirty. All share and per share amounts have been restated to reflect this reverse stock split.

Revenue Recognition

        Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of the Company's core technology, are deferred and recognized on a straight-line basis over the relevant period specified in the agreement, generally the research term.

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

        Valentis accounts for its cash equivalents and investments under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under the provisions of SFAS 115, the Company has classified its cash equivalents and investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders' equity until realized. The cost of securities sold is based on the specific identification method.

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

Goodwill and Intangible Assets

        Goodwill consists of the assembled workforce and goodwill related to Valentis' acquisition of GeneMedicine and PolyMASC accounted for using the purchase method. Prior to July 1, 2002, amortization of goodwill and purchased intangibles was calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years, and amortization of assembled workforce and goodwill was included as a separate item on the Consolidated Statements of Operations. Effective July 1, 2002, assembled workforce and goodwill are no longer being amortized but are subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142 (see Recent Accounting Pronouncements below).

Long-Lived Assets

        Valentis accounts for its long-lived assets under SFAS 144 (see Recent Accounting Pronouncements below). In accordance with SFAS 144, Valentis identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company's long-lived assets consist primarily of machinery and equipment, leasehold improvements, and acquired intangible assets.

Stock-Based Compensation

        Valentis has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis' employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma net loss and net loss per share information is required by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123" which also requires that the information be determined as if Valentis has accounted for its employee stock options under the fair market value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Valentis' pro forma information follows (in thousands except for net loss per share information):

	Year ended June 30,
	2003	2002	2001
Net loss applicable to common stockholders—as reported	$(43,007)	$(37,237)	$(40,576)
Add back: Deferred compensation	—	10	94
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(545)	(2,884)	(3,756)

Net loss applicable to common stockholders—pro forma	$(43,552)	$(40,110)	$(44,238)

Net loss applicable to common stockholders per share—as reported	$(13.86)	$(33.61)	$(41.28)

Net loss applicable to common stockholders per share—pro forma	$(14.04)	$(36.20)	$(45.00)

        All stock-based awards to non-employees are accounted for at fair value, as calculated using the Black-Scholes option-pricing model, in accordance with SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees

for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"). Stock-based awards to non-employees not immediately vested are subject to periodic revaluation over their vesting terms.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Valentis believes the clinical trial expense accounting policy represents its most significant estimates used in the preparation of its consolidated financial statements. Valentis' accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis' clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended.

Net Loss Per Share

        Basic earnings(loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period, net of certain common shares outstanding which are subject to continued vesting and Valentis' right of repurchase. Diluted earnings per share include the effect of options, warrants and convertible securities, if dilutive. Diluted net loss per share has not been presented separately as, given the net loss position for all periods presented, the result would be anti-dilutive.

        The following have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive:

  •
  Options to purchase 1,002,327 shares of common stock at a weighted average price of $22.04 per share, options to purchase 137,406 shares of common stock at a weighted average price of $178.80 per share and options to purchase 102,697 shares of common stock at a weighted average price of $226.20 per share at June 30, 2003, 2002 and 2001, respectively.

  •
  Warrants to purchase up to an aggregate of 37,560 shares of common stock issued in connection with the sale of Series A convertible redeemable preferred stock and warrants to purchase up to an aggregate of 4,666 shares of common stock as compensation to certain Series A preferred stockholders who acted as placement agents or financial advisors in the private transaction.

  •
  A total of 2,106 shares of common stock issued in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

        The options, stock purchase warrants and stock held in escrow will be included in the calculation of net income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants and the if-converted method for the preferred stock.

401(k) Plan

        In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. In December 2002, the Board of Directors approved the restatement of the 401(k) Plan. Pursuant to the restated 401(k) Plan, all employees are eligible to participate in the 401(k) Plan, and may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31 of each year and vests according to the employee's years of employment with the Company.

Current Vulnerability to Certain Concentrations

        Valentis has contracted with third-party manufacturers to produce GMP (Good Manufacturing Practices) biopharmaceuticals. The Company has also contracted for drug formulation filling and finishing. Should the Company not be able to obtain sufficient quantities of GMP biopharmaceuticals, or sufficient drug formulation and finishing capacity from its third-party suppliers, or additional third-party GMP contract manufacturing organizations or drug formulation filling and finishing suppliers, certain development and clinical activities may be delayed.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, ("SFAS 141") "Business Combinations", and Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations that are completed after June 30, 2001. There was no impact to the Company upon adoption of SFAS 141. Under SFAS 142, goodwill will no longer be amortized but will be subject to a test for impairment on at least an annual basis. The Company adopted SFAS 142 on July 1, 2002, and at such time the Company had approximately $409,000 of unamortized goodwill resulting from the acquisition of PolyMASC Pharmaceuticals plc in September 1999, which is subject to the new accounting rules. As a result of adopting SFAS 142, the Company is required to perform an initial impairment review of its goodwill as of July 1, 2002 and an annual impairment review thereafter. The Company completed the initial required impairment analyses in accordance with SFAS 142 as of July 1, 2002, and further analyses as of December 31, 2002 and during the fourth quarter of fiscal 2003, and determined in each case that goodwill was not impaired. However, there can be no assurance that when other periodic reviews are completed, a material impairment charge will not be recorded.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business. The Company adopted

SFAS 144 on July 1, 2002. The adoption did not have a material impact on our results of operations, financial position or cash flows.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The statement further establishes fair value as the objective for initial measurement of the liability and that employee benefit arrangements requiring future service beyond a "minimum retention period" be recognized over the future service period. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company accounted for the exit of its facility in The Woodlands, Texas under SFAS 146 during the year ended June 30, 2003.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of FIN 45 did not have a material impact on our results of operations, financial position or cash flows.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe that any of its contractual arrangements or relationships that would be considered a variable interest in a variable interest entity.

        In December 2002, the Financial Accounting Standards Board issued SFAS 148. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS 148 are effective for fiscal periods ended after December 15, 2002. The Company does not intend to adopt the fair value based method of accounting for stock-based employee compensation, but have adopted the disclosure provisions required by SFAS 148.

        In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its financial position and results of operations.

Business Segments

        The Company has adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" and has determined that it operates in one business segment, the research and development of biopharmaceutical products and associated delivery systems.

Reclassifications

        Certain prior year amounts have been reclassified in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and in Notes to Consolidated Financial Statements to conform to current year presentation, including the presentation of revenue, schedule of non-cash transactions and other accrued liabilities.

2.     FINANCIAL INSTRUMENTS

        At June 30, 2003, the Company had approximately $2.2 million invested in money market mutual funds, classified as cash equivalents, and there was no unrealized gain or loss at that date.

        At June 30, 2002, financial instruments held by the Company consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2002
Money market funds	$9,538	$—	$9,538
Corporate debt securities	7,891	1	7,892

	17,429	1	17,430
Less amounts classified as cash equivalents	(9,538)	—	(9,538)

Total short-term investments	7,891	1	7,892
Long-term investments (corporate debt securities)	—	—	—

Total investments	$7,891	$1	$7,892

        Unrealized gains or losses have not been material and have been presented net. There were no realized gains or losses in any period presented. The Company's cash and cash equivalents, interest and other receivables, and accounts payable are carried at historical cost, which approximates fair value because of the short-term nature of these accounts.

3.     ACCUMULATED OTHER COMPREHENSIVE LOSS

        Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders' equity of the Company that are excluded from net loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2003	June 30, 2002
Unrealized gain on available-for-sale securities	$—	$1
Foreign currency translation adjustments	(746)	(124)

Accumulated other comprehensive loss	$(746)	$(123)

4.     COLLABORATIVE, LICENSE, AND RESEARCH AGREEMENTS

        Revenue recognized in the years ended June 30, 2003, 2002 and 2001 is as follows (in thousands):

	Year ended June 30,
	2003	2002	2001
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$3,333	$2,959
Boehringer Ingelheim	—	—	267

	—	3,333	3,226
License and other collaborative revenue:
DSM Biologics	1,500	—	—
Schering	989	—	—
GlaxoSmithKline	1,055	—	100
Other	414	487	971

	3,958	3,820	4,297
Grant Revenue	—	17	349

Total Revenue	$3,958	$3,837	$4,646

        To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of corporate collaborations, Valentis historically received research and development funding on a quarterly basis in advance of associated research and development costs.

Roche Holdings Ltd. ("Roche")

        Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired the rights under a corporate collaboration agreement with Corange, the parent company of Boehringer Mannheim and now a subsidiary of Roche, originally signed in February 1995. The agreement provides for research and development of GeneMedicine products to treat head and neck tumors and melanoma (the "Roche Agreement"). Pursuant to the Roche Agreement, Roche agreed to fund $25.0 million of research and development at $5.0 million per year plus certain amounts for the achievement of milestones of which $20.9 million had been funded prior to the merger with GeneMedicine. Roche also made equity investments in GeneMedicine that were converted into 20,392 shares of Valentis common stock at the time of the merger and acquired a five-year warrant to purchase 20,392 shares of Valentis common stock at an exercise price of $1,103.40 per share. The warrant was not exercised and expired on April 11, 1999. Revenue recognized under the collaborative research agreement with Roche, after the merger with GeneMedicine, was $3.3 million (87% of total revenue) and $3.0 million (64% of total revenue) for the years ended June 30, 2002 and 2001.

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

DSM Biologics ("DSM")—Qiagen N.V. ("Qiagen")

        In September 1998, Valentis and DSM Biologics (formerly Gist-Brocades/Bio-Intermediair) announced the formation of a broad, strategic collaboration focused on the manufacture and supply of plasmid DNA and formulated DNA to the entire gene therapy industry. In May 1999, Qiagen N.V. joined the manufacturing alliance, referred to as the pAlliance™. The goal of this alliance was to provide the emerging gene therapy and genetic vaccination industry with early access to reliable, accepted plasmid DNA contract manufacturing services and to produce high-quality, ultra pure material for plasmid-based therapeutics on every scale, from preclinical toxicology studies to commercial products.

        Under the agreement, Valentis licensed its proprietary manufacturing technology for use in DSM facilities in Montreal, Canada and Groningen, The Netherlands for license and milestone fees. To date, Valentis has earned $450,000 in milestone fees under this original agreement.

        In June 2003, Valentis announced that it has completed an agreement with DSM Biologics under which the license granted by Valentis to DSM Biologics for Valentis' plasmid DNA manufacturing technology is affirmed on revised financial terms. The agreement further resolves outstanding disputes between Valentis and DSM Biologics regarding prior plasmid DNA manufacturing services performed by DSM Biologics for Valentis.

        Under the new agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH is dissolved. The new agreement reinstates the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The net amount of this milestone payment and approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003. The Company recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount accrued by Valentis as of June 30, 2002, which the Company is no longer obligated to pay to DSM Biologics as a result of the new agreement.

Other license-out agreements

        Valentis has licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, (the pharmaceutical division of American Home Products), GlaxoSmithKline, Lexicon Genetics, and Pfizer, Inc. for functional genomics research. In addition, the Company has a multi-product license and option agreement with Schering AG that includes the Company's GeneSwitch® and delivery technologies. These agreements generally include up front payments and annual maintenance fees, which are non-cancelable and recognized at the time of contract signing. Revenues, in aggregate, recognized from these agreements to date are approximately $2.5 million.

        Valentis has established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

Sponsored research agreements

        Valentis has entered into several sponsored research agreements with universities. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $208,000, $735,000 and $1.7 million for the years ended June 30, 2003, 2002 and 2000, respectively.

5.     OTHER ACQUIRED TECHNOLOGY

        In April 1999, Valentis acquired rights to intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2003, no revenues have been derived from the license of this technology.

6.     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	June 30,
	2003	2002
Machinery and equipment	$6,349	$6,141
Furniture and fixtures	1,254	1,345
Leasehold improvements	9,867	10,714

	17,470	18,200
Less accumulated depreciation	(15,959)	(14,674)

Property and equipment, net	$1,511	$3,526

        Property and equipment at June 30, 2003 and 2002 include assets under equipment financing agreements of approximately $367,000. Accumulated amortization related to these assets was approximately $294,000 and $220,000 at June 30, 2003 and 2002, respectively. During fiscal 2003, the Company recorded a net gain of approximately $121,000 on the disposal of assets, primarily from the approximately $224,000 sale of assets as the Company exited its facilities in The Woodlands, Texas in June 2003, partially offset by an impairment charge of approximately $124,000 recognized on remaining assets held upon exit of the facilities in The Woodlands, Texas. This net gain was calculated based upon the carrying values of the related assets, and is reported as other income on the Consolidated Statements of Operations.

7.     ACQUIRED INTANGIBLE ASSETS

        Acquired intangible assets consist of the following (in thousands):

	June 30,
	2003	2002
Assembled workforce	$—	$1,558
Goodwill	409	15,334

	409	16,892
Accumulated amortization	—	(16,483)

	$409	$409

        Assembled workforce was subsumed into goodwill with the Company's adoption of FAS 141 and 142 (see Note 1) in July 2002.

        Valentis recorded $4.9 million and $5.7 million for amortization of goodwill and other acquired intangible assets for fiscal 2002 and 2001, respectively, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000. As of June 30, 2002, the Company had a net goodwill and other intangible assets balance of approximately $409,000, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We completed the initial required impairment analyses in accordance with SFAS 142 as of July 1, 2002, and performed additional analyses as of December 31, 2002 and during the fourth quarter of fiscal 2003, and determined that in each case goodwill was not impaired.

        In accordance with SFAS 142, companies are required in the year of adoption to exclude the impact of SFAS 142 from comparable prior periods until pre-adoption periods are no longer presented. The following tables adjust the Company's net loss to exclude the effects of goodwill amortization during the years ended June 30, 2002 and 2001 (in thousands, except per share amounts).

	Year Ended June 30,
	2002	2001
Reported net loss attributable to common stockholders	$(37,237)	$(40,576)
Plus FAS 142 adjustments:
Goodwill amortization	4,914	5,733

Adjusted net loss attributable to common stockholders	$(32,323)	$(34,843)

Adjusted net loss per common share	$(29.15)	$(35.41)

8.     OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	June 30,
	2003	2002
Accrued research and development expenses	$111	$131
Accrued clinical trial costs	400	2,047
Accrued rent	174	142
Accrued restructuring charges	—	837
Accrued lease exit costs	665	—
Accrued property and use taxes	503	566
Accrued legal expenses	339	721
Other	489	263

Total	$2,681	$4,707

9.     LONG-TERM DEBT

        In October 1998, Valentis entered into an equipment financing agreement with a financing company. The Company financed $366,000 in equipment purchases under this agreement structured as a loan. The equipment loan is being repaid over 43 months at an interest rate of 10.1% and is secured by the related equipment. As of June 30, 2003, the outstanding balance under this financing agreement was approximately $9,000. Valentis has fully utilized the borrowing capacity under this agreement. The carrying amount of this obligation approximates its fair value, determined using a discounted cash flow model and Valentis' current incremental borrowing rate.

        Interest expense for fiscal 2003, 2002 and 2001 were approximately $9,000, $112,000 and $464,000, respectively.

10.   OPERATING LEASE COMMITMENTS

        Valentis leases its facilities and under operating leases. These leases expire between December 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

        Minimal annual rental commitments under the operating leases at June 30, 2003 are as follows (in thousands):

Year ended June 30,
2004	$682
2005	385
2006	249
2007	256
2008	65

$1,637

        The Company leased an approximately 38,000 square-foot building in The Woodlands, Texas. The term of The Woodlands facility lease, which began in January 1995, was 10 years.    However, during the fourth quarter of fiscal 2003, the Company ceased using the facility and in September 2003, the Company entered into a lease termination agreement with the landlord of the facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003, and on the same date, the Company paid to the landlord a termination fee consisting of (i) $232,000 in cash, and (ii) 185,000 shares of the Company's common stock, together with certain registration rights for, and the

Company's option to repurchase, those shares. The Company recorded the termination fee in the year ended June 30, 2003, as lease exit cost of $232,000 for the cash payment and approximately $433,000 for the issuance of 185,000 shares of its common stock, as it ceased using the facility during the fourth quarter of fiscal 2003. This lease exit cost is included in general and administrative expenses for fiscal 2003 and is excluded from the minimal annual rental commitments under the operating leases.

        In addition, the Company will exit 7,500 square feet of its leased Burlingame facility in October 2003. In July 2003, the Company entered into a lease termination agreement with the landlord of the Burlingame facility. Pursuant to the lease termination agreement, the Burlingame facility lease will terminate on October 6, 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000, which will be recorded as a lease exit cost in fiscal 2004, as the Company had not ceased using this portion of the Burlingame facility as of June 30, 2003. This termination fee is included in the minimal annual rental commitments under operating leases for the year ended June 30, 2004.

        Aggregate future minimum sublease income to be received under the Company's facility subleases as of June 30, 2003 totals approximately $385,000, which will offset rent expense in the years ended June 30, 2004 and 2005 by approximately $320,000 and $65,000, respectively. Gross rent expense for the years ended June 30, 2003, 2002 and 2001 was approximately $1.8 million, $1.7 million and $1.8 million, respectively. Gross sublease income for the years ended June 30, 2003, 2002 and 2001 was approximately $549,000, $475,000 and $507,000, respectively.

11.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Redeemable Convertible Preferred Stock and Common Stock Warrants

        On December 5, 2000, Valentis completed the private placement of 31,500 shares of Series A preferred stock, at a purchase price of $1,000 per share, for an aggregate purchase price of $31.5 million. In connection with the sale of the Series A preferred stock, the Company issued Class A and Class B common stock purchase warrants exercisable for up to an aggregate of 37,560 shares of its common stock to purchasers of the Series A preferred stock, and Class A warrants to purchase up to an aggregate of 4,666 shares of its common stock as compensation to certain preferred stock purchasers who acted as placement agents or financial advisors in the private transaction. In January 2002, a Series A preferred stockholder converted 700 shares of Series A preferred stock into 2,592 shares of common stock. The conversion ratio for the Series A preferred stock was adjusted in January 2003. The 30,800 shares of Series A preferred stock that remained outstanding as of January 24, 2003, were initially convertible into 114,073 shares of common stock.

        Prior to the conversion of the Series A preferred stock to Common Stock on January 24, 2003 (as discussed in Note 15), the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company's election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the year ended June 30, 2003, 2002 and 2001 were 84,338 shares, 21,037 shares and 4,401 shares, respectively.

        Each share of Series A preferred stock, together with accrued and unpaid dividends, was originally convertible, at the option of the holder, into that number of shares of the Company's common stock that is calculated by dividing the stated value, plus accrued and unpaid dividends, by a fixed conversion price of $270.00, subject to certain adjustments. This conversion price was adjusted to $7.26 in January 2003 (see Note 15).

        In January 2002, a Series A preferred stockholder converted all of its 700 shares of Series A preferred stock, with a stated value of $1,000 per share, into 2,592 shares of the Company's common stock at a conversion price of $270.00 per share. The Series A preferred stockholder still holds Class A and Class B common stock purchase warrants exercisable for 710 and 227 shares of the Company's common stock, respectively.

        Other than as required by law, the holders of the Series A preferred stock had no voting rights, except that the consent of the holders of a majority of the Series A preferred stock was required to effect any change in the Company's certificate of incorporation that would materially and adversely affect any rights of the Series A preferred stock or create any series of preferred stock with rights senior to those of the Series A preferred stock. Pursuant to the terms of the Series A Amendment, Consent and Waiver regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock of Valentis, Inc., executed by and among the Company and each of the holders of the Series A preferred stock on November 11, 2002 and subject to certain conditions thereof, the Company received the consent of each holder of Series A preferred stock to effect certain changes in its certificate of incorporation that materially and adversely affected the rights of the Series A preferred stock, as more fully described in Note 15.

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

Summary of Certain Preferred Stock and Warrant Accounting

        The total cash proceeds from the sale of Series A preferred stock of $31.5 million for the Series A preferred stock and Class A and B warrants were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 42,226 shares of common stock issued in the private placement. The $6.0 million value of the warrants was subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The discounted conversion price was compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and was subject to accretion over the 3.5-years redemption period.

        Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs. This deemed dividend, along with a deemed dividend of approximately $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003.

        The accretion of Class A and B warrants for the years ended June 30, 2003, 2002 and 2001 was approximately $3.3 million, $1.7 million and $984,000, respectively. The accretion of the beneficial conversion feature for the years ended June 30, 2003, 2002 and 2001 was approximately $592,000, $314,000 and $179,000 respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $1.0 million, $550,000 and $316,000 for the years ended June 30, 2003, respectively, was included in the calculation of net loss applicable to common stockholders.

        Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 15), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003.

        Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $0.9 million, $1.6 million and $0.9 million for the year ended June 30, 2003, 2002 and 2001, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Common Stock

        In April 2000, Valentis completed a private placement of 63,833 shares of newly issued common stock at $300.00 per share, resulting in net proceeds to the Company of approximately $18.8 million.

        In December 2001, the Company's stockholders approved an amendment to Valentis' Amended and Restated Certificate of Incorporation to increase the authorized number of shares of its common stock from 1,500,000 to 2,166,666.

        In December 2001, Valentis completed an underwritten public offering of 204,333 shares of its common stock at $67.50 per share, resulting in net proceeds to the Company of approximately $12.6 million.

        In January 2003, the Company received stockholder approval for, and completed, its proposed capital restructuring. Specifically, the Company effected the conversion of all outstanding shares of its Series A preferred stock into common stock and, immediately thereafter, effected a reverse stock split of its common stock at a ratio of one-for-thirty. All share and per share amounts have been restated to reflect this reverse stock split.

        The conversion and reverse stock split were approved by the holders of the Company's common stock at the Company's Annual Meeting of Stockholders held on January 23, 2003. At the Annual Meeting, the stockholders approved the Company's Amended and Restated Certificate of Incorporation (the "Restated

Certificate"), which provided for the following: (i) an increase in the authorized shares of Common Stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the reverse stock split); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company's outstanding Common Stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company. The Restated Certificate was previously approved by Company's Board of Directors and the holders of the Company's Series A preferred stock.

        Following the Annual Meeting, the Board of Directors authorized a one-for-thirty reverse stock split whereby each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock. The Company filed the Restated Certificate on January 24, 2003, and the conversion of Series A preferred stock and the reverse stock split occurred on the same day. As a result of the conversion of the Series A preferred stock (and the payment of accrued and unpaid dividends and arrearage interest on unpaid dividends), the Company issued approximately 4.3 million shares after giving effect to the reverse stock split. In lieu of fractional shares of common stock, stockholders received a cash payment based on the closing price of the common stock on January 23, 2003. The par value of the common stock remains $0.001.

Equity Incentive Plan

        In July 1997, the Board of Directors amended and restated the 1993 Stock Option Plan, renamed it as the 1997 Equity Incentive Plan (the "Incentive Plan") and reserved 70,000 shares of Valentis' common stock for issuance under the Incentive Plan. Shareholders approved the Incentive Plan in September 1997. Additional reserves of 33,334, 66,666 and 580,000 shares were added to the plan as approved by the stockholders in December 1998, December 2000 and May 2003, respectively. The Incentive Plan, as amended and restated in May 2003, provides for grants to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2003, options to purchase 550,744 shares of common stock had been granted under this plan.

        In December 1998, the Board of Directors adopted, and stockholders approved, the 1998 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") covering 6,667 shares of common stock of Valentis. Option grants under the Directors' Plan are non-discretionary. Additional 6,667 and 211,666 shares were added to the plan as approved by the stockholders in December 2000 and May 2003, respectively. Pursuant to the terms of the Directors' Plan, as amended and restated in May 2003, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and commencing with the annual meeting of stockholders for the fiscal year 2003, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 2,600 shares of common stock. As of June 30, 2003, options to purchase 167,325 shares of common stock had been issued to non-employee directors under this plan.

        The merger with GeneMedicine included the conversion of outstanding GeneMedicine stock options into options to purchase 50,000 shares of Valentis common stock. These options relate to Valentis' assumption of GeneMedicine's 1993 Stock Option Plan referred to as the "GeneMedicine Plan." Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine's previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine's Board of Directors. Options under the GeneMedicine Plan typically vest over a four-year period and expire ten years after the date of grant or 90 days after termination of employment.

        In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the "NQ Plan") covering 100,000 shares of common stock of Valentis. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The NQ Plan as amended and restated in May 2003 provides for grants of Nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2003, options for 307,519 shares had been granted under this plan.

        Activity under all option plans was as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share	Weighted Average Exercise Price
Balance at June 30, 2000	41,510	68,896	$9.00-$485.99	$200.70

Additional authorization	173,333
Options granted	(44,358)	44,358	$131.10-$352.50	$267.30
Options exercised	—	(5,076)	$45.00-$256.20	$164.10
Options forfeited	5,662	(5,662)	$105.00-$459.60	$273.60

Balance at June 30, 2001	176,147	102,516	$9.00-$485.99	$226.20

Options granted	(62,062)	62,062	$61.50-$176.10	$108.60
Options exercised	—	(1,054)	$23.10-$45.00	$43.80
Options forfeited	26,299	(26,299)	$66.00-$446.70	$159.00

Balance at June 30, 2002	140,384	137,225	$9.00-$485.99	$178.80

Additional authorization	1,381,666
Options granted	(925,388)	925,388	$3.19-$44.40	$4.25
Options exercised	—	—
Options forfeited	60,286	(60,286)	$31.20-$466.88	$102.24

Balance at June 30, 2003	656,948	1,002,327	$3.19-$485.99	$22.04

        The options outstanding at June 30, 2003 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Options Vested and Exercisable	Weighted Average Exercise Price
$3.19-$3.52	897,900	9.93	224,475	$3.42
$9.00-$97.20	24,796	7.80	8,718	$57.58
$103.50-$199.69	41,097	6.47	36,388	$152.39
$200.31-$295.53	22,927	6.19	21,338	$255.06
$302.10-$397.33	12,605	5.99	12,002	$337.73
$407.18-$485.99	3,002	4.30	2,995	$453.86

	1,002,327	9.58	305,916	$57.76

        The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $3.55, $90.50 and $145.77, respectively.

Stock Purchase Plan

        In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan covering an aggregate of 6,666 shares of common stock. An additional 6,666 shares was added to the plan as approved by the stockholders in December 2000. The 1997 Employee Stock Purchase Plan was approved by stockholders in September 1997 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. None of the 13,332 shares reserved under the plan remain available for issuance at June 30, 2003.

        In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. All of the 600,000 shares reserved under the plan remain available for issuance as of June 30, 2003.

Stocks Issued Under the Valentis Inc. 401(k) Plan

        In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. In December 2002, the Board of Directors approved the restatement of the 401(k) Plan. Pursuant to the restated 401(k) Plan, all employees are eligible to participate in the 401(k) Plan, and may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match is priced at the closing price on December 31 of each year and vests according to the employee's years of employment with the Company.

        The Company made matching contributions to all eligible participants who had elective deferrals during fiscal 2002 and 2001, equal to 25% of each such eligible participant's elective deferrals during such year in the form of shares of the Company's Common Stock. In fiscal 2002 and 2001, Valentis contributed 1,305 and 516 shares of its common stock, respectively, to the 401(k) Plan. Compensation expense related to this match was approximately $138,000 and $110,000 in fiscal 2002 and 2001, respectively. As of June 30, 2003, the Company had accrued approximately $113,000 of compensation expense related to shares of the Company's common stock expected to be issued in early fiscal 2004 as the Company's fiscal 2003 401(k) matching contribution.

Deferred Compensation Expense

        Valentis had recorded deferred compensation expense for the difference between the exercise price and the fair value of its common stock, as determined by the Board of Directors, for options granted through June 30, 1997. The deferred compensation was amortized to expense over the vesting period of the options, generally four years. Amortization of $10,000 and $94,000 was recorded in fiscal years 2002 and 2001, respectively. The deferred compensation was fully amortized in fiscal year 2002.

Stock-Based Compensation Pro Forma Information

        Pro forma net loss and net loss per share information is required by SFAS 123, which also requires that the information be determined as if Valentis has accounted for employee stock options and the Purchase Plan under the fair market value method of that statement (see Note 1 for such pro forma information). The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Options			Purchase Plan Shares
Years ended June 30,
	2003	2002	2001	2003	2002	2001
Expected life (in years)	2.4	2.4	2.4	0.5	0.5	0.5
Risk-free interest rate	3.86%-4.49%	3.99%	4.95%	3.86%-4.49%	3.99%	4.95%
Volatility	1.18-1.91	1.28	0.97	1.18-1.91	1.28	0.97
Dividend yield	—	—	—	—	—	—

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

Stock-Based Awards to Non-Employees

        In fiscal years 2002 and 2001, Valentis granted to consultants options to purchase 4,000 and 2,166 shares of common stock, respectively. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option-pricing model. Assumptions used for valuing the options for 2002 were an estimated volatility of 1.28, risk free interest rate of 3.99%, no dividend yield and an expected life of each option of 10 years. Assumptions used for valuing the options for 2001 were an estimated volatility of 0.97, risk free interest rate of 4.95%, no dividend yield and an expected life of each option of 10 years. Expenses of approximately $349,000 and $784,000 were recognized in fiscal 2002 and 2001, respectively, related to these grants. The Company did not recognize expense related to stock-based awards to non-employees in fiscal 2003 because the valuation of shares vested during the year was immaterial.

Shares of Common Stock Reserved for Issuance

        At June 30, 2003, shares of common stock reserved for future issuance are as follows:

Number of shares
Common stock warrants	42,226
401(k) Plan	1,060
Employee stock purchase plan	600,000
Stock option plans	1,704,705

Total	2,347,991

12.   INCOME TAXES

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

	June 30,
	2003	2002
Deferred tax assets:
Net operating loss	$59,500	$58,600
Research and development credits	2,900	2,500
Capitalized research and development	15,500	11,400
Other	700	1,700

Total deferred tax assets	78,600	74,200

Valuation allowance	(78,600)	(74,200)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by approximately $4.4million and increased by $9.7 million during 2003 and 2002, respectively.

        As of June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $168 million, which expire in the years 2006 through 2023, and federal research and development tax credits of approximately $2.3 million, which expire in the years 2008 through 2023.

        As of June 30, 2003, the Company had net operating loss carryforwards for state income tax purposes of approximately $42.0 million, which expire in the years 2005 through 2014, and state research, and development tax credits of approximately $0.8 million, which do not expire.

        Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
2003
Revenue	$339	$1,256	$1,063	$1,300
Operating expenses (excluding restructuring and other charges)	5,264	5,750	4,056	3,754
Restructuring charges	—	832	—	—
Net loss	(4,652	(5,131)	(3,026)	(2,051)
Deemed dividend	(644)	(644)	(3,684)	—
Adjustment resulting from the reduction in the Series A Preferred Stock conversion price	—	—	(22,293)	—
Dividends on redeemable, convertible preferred stock	(385)	(385)	(112)	—
Net loss applicable to common stockholders	(5,681)	(6,160)	(29,115)	(2,051)
Basic and diluted net loss per share applicable to common stockholders	(4.63)	(5.01)	(6.61)	(0.37)
2002
Revenue	$1,677	$1,251	$833	$76
Operating expenses (excluding restructuring and other charges)	9,923	10,273	8,967	7,342
Restructuring charges	—	—	1,725	87
Net loss	(7,622)	(8,864)	(9,882)	(6,722)
Deemed dividend	(649)	(649)	(775)	(517)
Dividends on redeemable, convertible preferred stock	(394)	(393)	(384)	(386)
Net loss applicable to common stockholders	(8,665)	(9,906)	(11,041)	(7,625)
Basic and diluted net loss per share applicable to common stockholders	(8.72)	(9.83)	(9.11)	(6.24)

14.   CORPORATE RESTRUCTURING

        In conjunction with the Company's announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company's cost structure with current market conditions. This plan significantly reduced the Company's preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring.

        For the year ended June 30, 2002, the Company recorded restructuring and related charges of approximately $1.8 million, of which approximately $1.5 million was recorded for employee severance. Of the $1.5 million charge, approximately $700,000 was paid as of June 30, 2002 and the remaining approximately $800,000 was fully paid during the year ended June 30, 2003. All of the 47 employees whose positions were eliminated were terminated as of June 30, 2002. In addition, the Company wrote off certain equipment and furniture located in the Company's research facility in The Woodlands, Texas that would no longer be used due to the restructuring. The net book value of these assets totaled approximately $279,000 and was recorded in the year ended June 30, 2002 as an impairment charge associated with the Company's restructuring plan.

        In October 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its two lead products: (1) Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD), and (2) the GeneSwitch® product through the licensing of this technology to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company's cash expenditures. This reduction included, J. Tyler Martin, M.D., Senior Vice President, Research and Development, and Margaret M. Snowden, General Counsel, who left the Company. Ms. Snowden currently serves in a consulting capacity to Valentis. For the year ended June 30, 2003, the Company recorded restructuring and related charges separately in the consolidated statements of operations of approximately $832,000 for employee severance. The entire amount was paid during the year ended June 30, 2003.

        In connection with the reduction in workforce in January and October 2002, the Company modified the terms of vested options to allow for an extended exercise period of 18 months. This modification did not result in the Company recording any stock-based compensation charges, as the exercise prices of the options exceeded the per share price of the Company's common stock at the date of the modification.

15.   CAPITAL RESTRUCTURING ACTIONS

        In January 2003, the Company received stockholder approval for, and completed, its proposed capital restructuring. Specifically, the Company effected the conversion of all outstanding shares of its Series A preferred stock into common stock and, immediately thereafter, effected a reverse stock split of its common stock at a ratio of one-for-thirty.

        The conversion and reverse stock split were approved by the holders of the Company's common stock at the Company's Annual Meeting of Stockholders held on January 23, 2003. At the Annual Meeting, the stockholders approved the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which provided for the following: (i) an increase in the authorized shares of Common Stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the reverse stock split); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company's outstanding Common Stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company. The Restated Certificate was previously approved by Company's Board of Directors and the holders of the Company's Series A preferred stock.

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

        Upon conversion of the Series A preferred stock to common stock the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend. This deemed dividend was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003. Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the year ended June 30, 2003.

16.   MOVE TO THE NASDAQ SMALLCAP MARKET

        Valentis common stock began trading on The Nasdaq SmallCap Market effective as of the opening of business on January 31, 2003, pursuant to an exception described below. There was no change in the method by which the Company's common stock is traded, and the transfer to The Nasdaq SmallCap Market was transparent to stockholders. The Nasdaq National Market and The Nasdaq SmallCap Market both operate under the same electronic, screen-based dealer market with trading executed through an advanced computer and telecommunications network. The decision of The Nasdaq Stock Market to grant the Company's request to transfer the Company's common stock from The Nasdaq National Market to The Nasdaq SmallCap Market was made by a panel established by Nasdaq to review the Company's ability to satisfy the continued listing requirements applicable to Nasdaq National Market issuers.

        The exception required the Company to, among other things, (i) file an application for new listing, pay all applicable listing fees and evidence compliance with all requirements for continued listing on The Nasdaq SmallCap Market, but for the minimum bid price requirement; and (ii) make public filings with the Securities and Exchange Commission and Nasdaq evidencing a certain amount of stockholders' equity and compliance with all other requirements for continued listing on The Nasdaq SmallCap Market. In addition the listing of the Company's common stock on The Nasdaq SmallCap Market was pursuant to an exception to the independent director and audit committee composition requirements set forth in Nasdaq Marketplace Rules 4350(c) and 4350(d)(2).

        In May 2003, the Company received a favorable Nasdaq Panel Determination letter stating that the Company evidenced compliance with the current requirements necessary for continued listing on The Nasdaq SmallCap Market. The Company evidenced at least $2.5 million of stockholders' equity in its Form 10-Q for the quarter ended March 31, 2003. In addition, the Company evidenced compliance with Nasdaq's independent director and audit committee composition requirements by a letter to Nasdaq dated April 25, 2003. To meet the final term of the Company's current exception to the Nasdaq listing requirements, on or before September 30, 2003, the Company is required to file with the SEC and Nasdaq a Form 10-K for the fiscal year ending June 30, 2003, evidencing continued compliance with all requirements for continued listing on The Nasdaq SmallCap Market.

        The continued listing of the Company's common stock on The Nasdaq SmallCap Market is subject to the Company's ability to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing. Issuers on The Nasdaq SmallCap Market must maintain a minimum bid price of at least $1.00 per share, stockholders' equity of at least $2.5 million and a market value of publicly held shares of at least $1 million, among other requirements.

17.   SUBSEQUENT EVENT

        In July 2003, PolyMASC settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office. The settlement will be recorded in the first quarter of fiscal 2004.

QuickLinks

PART I
  ITEM 1. BUSINESS
PRODUCTS IN DEVELOPMENT BY THE COMPANY
PRODUCTS IN DEVELOPMENT BY PARTNERS
TECHNOLOGY LICENSES
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. FINANCIAL MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
VALENTIS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (in thousands, except share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS