Form 10-K/A
period 2003-06-30
VALENTIS INC
filed 2003-10-28
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-22987

VALENTIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

863A Mitten Road
Burlingame, California 94010
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 697-1900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 24, 2003 based on the closing sales price of the Registrant’s common stock, as reported on the Nasdaq SmallCap Market, was approximately $8,978,230. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock, par value $0.001 per share, of Valentis, Inc. outstanding as of October 24, 2003 was 5,777,210.

EXPLANATORY NOTES

This Amendment No. 1 on Form 10-K/A is being filed by Valentis, Inc. (the “Company”) as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 to amend and restate in its entirety Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain Information With Respect to Directors

The following table sets forth certain information with respect to the members of our Board of Directors as of September 12, 2003.

Name of Director	Age	Position	Director Since	Term Expiring

Reinaldo M. Diaz (2)	49	Director	2003	2003
Mark D. McDade (1)(2)	48	Director	2000	2003
Benjamin F. McGraw, III, Pharm.D.	54	President, Chief Executive Officer and Director	1994	2004
Dennis J. Purcell.	48	Director	2003	2004
John S. Schroeder, M.D (1).	66	Director	2003	2004
Patrick G. Enright (1)	41	Director	1998	2005
Alan C. Mendelson	55	Director	2001	2005

(1)                                  Member of Audit Committee

(2)                                  Member of Compensation Committee

Reinaldo M. Diaz

Reinaldo M. Diaz, 49, has served as a director of the Company since January 2003. Mr. Diaz co-founded Diaz & Altschul Capital Management (“D&A”) in 1996 and has served as its Chief Investment Officer since then.  D&A is an asset management firm that focuses on healthcare companies. Mr. Diaz has been active in the investment banking industry for over 21 years.  From 1993 to 1996, Mr. Diaz was Managing Director and Head of the Healthcare Group at Schroder Wertheim & Co., Inc., where he was responsible for establishing and developing the firm’s investment banking presence in the healthcare sector.  From 1981 to 1993, Mr. Diaz was with PaineWebber Incorporated.  From 1981 to 1985, he was a member of the Investment Banking Department, where he focused on Healthcare and Technology clients.  In 1985, Mr. Diaz co-founded PaineWebber Development Corporation (“PWDC”) and was PWDC’s President from 1990 to 1993.  Mr. Diaz is also currently a director of Medrium, Inc., Berkeley Heart Labs, Inc. and Tenex Greenhouse Ventures LLC.  Mr. Diaz has served on the board of directors of Alkermes, Inc., Amgen Development Corporation, Genentech Development Corporation III, Genzyme Development Corporation and several private companies.  Mr. Diaz is Co-Chairman of Medrium, Inc., a company focused on claims submission software and management practice tools for physicians.  He is a graduate of Harvard College and of Harvard University Graduate School of Business.

Patrick G. Enright

Patrick G. Enright, 41, has served as a director of the Company since March 1998 and performed consulting services for the Company from December 2001 to June 2002. Since June 2002, Mr. Enright has been a general partner of Pequot Ventures, where he specializes in healthcare venture capital investments. From March 1998 to December 2001, Mr. Enright was a managing member of Diaz & Altschul Group, LLC, a principal investment group specializing in investments in biopharmaceutical and medical device companies. From March 1995 to February 1998, Mr. Enright served in various executive positions at the Company, including Senior Vice President, Corporate Development and Chief Financial Officer. From September 1993 to June 1994, Mr. Enright was Senior Vice President of Finance and Business Development for Boehringer Mannheim Therapeutics, a pharmaceutical company and a subsidiary of Corange Ltd. From September 1989 to September 1993, Mr. Enright was employed at PaineWebber Incorporated, an investment banking firm, where he became a Vice President in January 1992. Mr. Enright is also currently a director of NuGen Technologies, Inc.

Codexis, Inc. and Raven Biotechnologies, Inc. Mr. Enright received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and his B.S. in Biological Sciences from Stanford University.

Alan C. Mendelson

Alan C. Mendelson, 55, has served as a director of the Company since February 2001 and as Secretary of the Company from March 2000 to June 2003. Mr. Mendelson is a senior partner of Latham & Watkins LLP, a private law firm, and has been with that firm since May 2000. Previously, Mr. Mendelson was with Cooley Godward LLP, a private law firm, for 27 years and served as the managing partner of its Palo Alto office from May 1990 to March 1995 and from November 1996 to October 1997. Mr. Mendelson served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson previously served as Secretary and Acting General Counsel of Amgen, Inc., a biopharmaceutical company, from April 1990 to April 1991. Mr. Mendelson is a director of QLT, Inc. since April 2002. Mr. Mendelson received his J.D. from Harvard Law School and his A.B. in Political Science from the University of California, Berkeley.

Mark D. McDade

Mark D. McDade, 48, has served as a director of the Company since May 2000. Since December 2002, Mr. McDade has served as Chief Executive Officer of Protein Design Labs. From January 2001 to December 2002, Mr. McDade had been the Chief Executive Officer of Signature BioScience, Inc., a privately-held company focused on drug discovery. Mr. McDade was the President and Chief Operating Officer of Corixa Corporation, a developer of immunotherapeutic products through 2000. As a co-founder of Corixa in September 1994, he served as its Chief Operating Officer since that company’s inception. Prior to Corixa, Mr. McDade held various management positions at Boehringer Mannheim and Sandoz Ltd. Mr. McDade also serves on the boards of directors of Corixa Corporation and Akceli, Inc. Mr. McDade earned an M.B.A. from the Harvard University Graduate School of Business and a B.A. in History from Dartmouth College.

Benjamin F. McGraw, III, Pharm.D.

Benjamin F. McGraw, III, Pharm.D., 54, has served as the Company’s President and Chief Executive Officer since September 1994, when he joined Megabios Corp., and as Chairman since May 1997. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. In August 1999, Valentis merged with PolyMASC Pharmaceuticals, plc. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw also serves on the board of directors of ISTA Pharmaceuticals. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Dennis J. Purcell

Dennis J. Purcell, 48, has served as a director of the Company since January 2003. Since April 2000, Mr. Purcell has been senior managing partner of the Perseus-Soros BioPharmaceutical Fund, L.P. Mr. Purcell is responsible for the overall management of the fund, which is dedicated to making private equity investments in the life sciences industry and is also a significant investor in the Company. Prior to joining Perseus-Soros, Mr. Purcell served as Managing Director of Life Sciences Investment Banking at Chase H&Q (formerly Hambrecht & Quist) from 1994 to 2000, Mr. Purcell has often been cited as one of the life sciences sector’s leaders. He was honored in the “Biotech Hall of Fame” by Genetic Engineering News in June 1998 and named to the Biotechnology All-Stars list by Forbes ASAP in May 1999. Prior to joining H&Q, Mr. Purcell was a Managing Director in the Healthcare Group at PaineWebber, Inc. Mr. Purcell currently serves on the Bioethics Committee of The Biotechnology Industry Organization.

John S. Schroeder, M.D.

John S. Schroeder, M.D., 66, has served as a director of the Company since April 2003, and had previously served as a director from June 2002 to January 2003. Dr. Schroeder is a Professor of Medicine at the Stanford University School of Medicine, where he was an intern and resident from 1962 to 1967, a postdoctoral fellow from 1967 to 1969 and became Chief of the Cardiovascular Medicine Clinic at Stanford after an Assistant and Associate Professorship of Medicine there. Dr. Schroeder is nationally and internationally known for his research in heart transplantation, coronary artery spasm and coronary artery disease, with over twelve books and 270 scientific publications to his credit. Dr. Schroeder received his B.A. from the University of Michigan, Ann Arbor and his M.D. from the University of Michigan Medical School.

Certain Information With Respect to Executive Officers

The executive officers of our company as of September 12, 2003 are as follows:

Name	Age	Position

Benjamin F. McGraw, III, Pharm.D.	54	President, Chief Executive Officer and Chairman
John J. Reddington, PhD, DVM	49	Sr. Vice President, Development
Joseph A. Markey	49	Senior Director of Finance and Controller

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows (unless set forth elsewhere in this report):

Joseph A. Markey

Joseph A. Markey, 49, has served as the Company’s Senior Director of Finance and Controller since February 2002. From April 2000 to February 2002, Mr. Markey served as Director of Finance of the Company. From July 1979 to April 2000, Mr. Markey held various domestic and international financial positions with International Business Machines Corporation. Mr. Markey received an M.B.A. and a B.S. in finance from the University of Scranton.

John J. Reddington

John J. Reddington, 49, has served as Senior Vice President since May 2003, although he has periodically consulted for the Company since its inception as Megabios. Prior to joining Valentis, Mr. Reddington served as President and Chief Executive Officer for DiagXotics, Inc., a privately held veterinary biotechnology company for 15 years. From January 1998 through June 2000, Mr. Reddington also served as interim CEO for a fledgling functional genomics company, XeneX LLC. Before founding DiagXotics, Mr. Reddington was the Director of Greenwich Biotherapeutics, Inc., a biotechnology company working in human cancer biotherapy from May 1988 to December 1989. Mr. Reddington received DVM and Ph.D. degrees from Washington State University, a Masters degree from the University of Texas, Arlington, and a B.A. from Rice University in Houston, Texas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934 (the “Exchange Act”) requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms, which they file.

Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2003, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met, with the exception of Mr. Markey who filed a Form 3 late in June 2003.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2003, 2002 and 2001, compensation awarded or paid to, or earned by, the Company’s (i) Chief Executive Officer; (ii) the two most highly compensated executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2003, and (iii) two other individuals who would have been one of the most highly compensated except that they were not serving as executive officers as of June 30, 2003 (the “Named Executive Officers”):

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary		Bonus (1)	Other Annual Compensation (2)	Securities Underlying Options/SARs	All Other Compensation (3)

Benjamin F. McGraw, III,	2003	$338,185		—	—	370,333	$255,193	(4)
Pharm.D., President,	2002	338,185		96,624	—	6,100	1,380
Chief Executive Officer and	2001	322,081		91,155	—	3,167	1,380
Chairman

Joseph A. Markey	2003	$137,613		—	—	45,666	$58,844	(5)
Senior Director of	2002	126,250		$17,536	—	1,473	1,484	(6)
Finance and Controller	2001	116,904		3,625	—	—	344

J. Tyler Martin, Sr., M.D.,	2003	$68,927	(7)	—	—	1,666	$145,056	(8)
Senior Vice President,	2002	$242,175		$37,803	—	3,641	35,994
Development	2001	199,013		—	—	5,667	427

John J. Reddington,	2003	$19,395	(9)	—	—	80,000	—
Senior Vice President,
Development

Margaret M. Snowden,	2003	$168,103	(10)	—	—	1,666	$173,094	(11)
General Counsel	2002	$188,115		$37,060	—	2,919	403
	2001	185,300		24,663	—	333	383

(1)                                  Bonuses reflect payment by the Company to the named executive officer during the fiscal year for such officer’s performance in the prior fiscal year.

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

(4)                                  Represents payments that have been deferred to a future date for compensation of $253,639 earned by Dr. McGraw during fiscal year ended June 30, 2003 associated with Dr. McGraw’s continued retention and employment with the Company. Continued retention and employment compensation was applicable to all retained employees, was expensed in fiscal year ended June 30, 2003 and is payable in the future upon the mutual agreement of Company and Dr. McGraw. Also represents $1,554 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Dr. McGraw.

(5)                                  Represents (i) a payment that has been deferred to a future date for compensation of $31,563 earned by Mr. Markey during fiscal year ended June 30, 2003 associated with Mr. Markey’s continued retention and employment with the Company, and (ii) a payment of $26,767 for compensation earned by Mr. Markey during fiscal year ended June 30, 2003 associated with Mr. Markey's continued retention and employment with The Company. Continued retention and employment compensation was applicable to all retained employees and expensed in fiscal year ended June 30, 2003. The $31,563 is payable in the future upon the mutual agreement of Company and Mr. Markey. Also represents $514 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

(6)                                  Represents (i) a $1,120 payment for dependant care benefits and (ii) $364 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

(7)                                  Represents actual compensation received by Dr. Martin during fiscal year ended June 30, 2003. Dr. Martin left the Company in October 2002. His annualized salary for the fiscal year ended June 30, 2003 was $242,175.

(8)                                  Represents (i) a $121,087 severance payment by the Company to Dr. Martin, (ii) $23,817 payment for accrued vacation time, and (iii) $152 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Dr. Martin.

(9)                                  Represents actual compensation received by Mr. Reddington during fiscal year ended June 30, 2003. Mr. Reddington joined the Company in June 2003. Mr. Reddington’s annualized salary for fiscal year ended June 30, 2003 was $245,000.

(10)                            Represents actual compensation received by Ms. Snowden during fiscal year ended June 30, 2003. Ms. Snowden transitioned out of her role as General Counsel and Officer of the Company as of April 2003 and currently serves in a consulting capacity to Valentis. Ms. Snowden’s annualized salary for fiscal year ended June 30, 2003 was $204,124.

(11)                            Represents compensation of $157,097 earned by Ms. Snowden during fiscal year ended June 30, 2003 associated with Ms. Snowden’s continued retention and employment with the Company until April 2003. This compensation was paid in fiscal year ended June 30, 2003. Also represents (i) $15,644 payment for accrued vacation time, and (ii) $353 in insurance premiums paid by the Company with respect to group life insurance for the benefit of Ms. Snowden.

STOCK OPTION GRANTS AND EXERCISES

The Company grants options to its executive officers under its 1997 Equity Incentive Plan and its 2001 Nonstatutory Incentive Plan (the “Incentive Plans”). As of October 15, 2003, options to purchase a total of 809,683 shares were outstanding under the Incentive Plans and options to purchase 586,922 shares remained available for grant thereunder.

The following tables show for the fiscal year ended June 30, 2003, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

Option Grants in Fiscal Year Ended June 30, 2003

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (2)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)

			Exercise or Base Price ($/share) (3)
				Expiration Date
Name					5% ($)	10% ($)

Benjamin F. McGraw, III,	3,333	0.36%	$31.20	7/11/12	$65,399	$165,733
Pharm.D.	367,000	39.66	3.52	6/4/13	812,431	2,058,860

Joseph A. Markey	1,666	0.18	31.20	7/11/12	32,689	82,841
	24,580	2.66	3.52	6/4/13	54,413	137,893
	19,420	2.10	3.52	6/4/13	42,990	108,946

J. Tyler Martin, Sr., M.D.	1,666	0.18	31.20	7/11/12	32,689	82,841

John J. Reddington	40,000	4.32	3.52	6/4/13	88,548	224,399
	40,000	4.32	3.39	6/4/13	85,278	216,111

Margaret M. Snowden	1,666	0.18	31.20	7/11/12	32,689	82,841

(1)                                  Reflects the value of the stock option on the date of grant assuming (i) for the 5% column, a five-percent annual rate of appreciation in the Company’s Common Stock over the ten-year term of the option and (ii) for the 10% column, a ten-percent annual rate of appreciation in the Company’s Common Stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent the Company’s estimate or projection of the future Common Stock price. The amounts in this table may not necessarily be achieved.

(2)                                  Based on options to purchase 925,388 shares of the Company’s Common Stock granted in fiscal year ended June 30, 2003.

(3)                                  All options were granted at the fair market value at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at June 30, 2003 (#) Exercisable/Unexercisable	Value of Unexercised In - the-Money Options at June 30, 2003 (2) ($) Exercisable/Unexercisable

Benjamin F. McGraw III, Pharm.D.	—	—	102,136 / 283,043	$35,783 / $107,348
Joseph A. Markey	—	—	12,550 / 35,787	$4,290 / $12,870
J. Tyler Martin, Sr., M.D.	—	—	3,958 / 0	$0 / $0
John J. Reddington	—	—	20,000 / 60,000	$5,200 / $15,600
Margaret M. Snowden	—	—	2,965 / 0	$0 / $0

(1)                                  Calculated on the fair market value of the Company’s Common Stock on date of exercise minus the exercise price.

(2)                                  Calculated on the fair market value of the Company’s Common Stock on June 30, 2003, which was $3.91, minus the exercise price of the options.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company receives a quarterly retainer of $3,000 and a per meeting fee of $1,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

Under the Company’s 1998 Non-Employee Directors’ Stock Option Plan as amended and restated in May 2003, on the date following the annual stockholders’ meeting of each year, each non-employee director will automatically be granted, without further action by the Company, its stockholders or the Board of Directors, an option to purchase 2,600 shares of Common Stock. In addition, each new non-employee director will receive a one-time grant to purchase 26,000 shares of Common Stock on the date of the annual stockholders’ meeting at which such new director is elected to the Board of Directors. The exercise price of the options granted to the non-employee directors is 100% of the fair market value of the Common Stock on the date of the option grant.

Mr. Enright, one of the Company’s directors, performed consulting services for the Company from December 2001 through June 2002. Mr. Enright received options to purchase 3,333 shares of the Company’s Common Stock as consideration for his consulting services. Mr. Enright did not exercise his option within the eligible exercise period and the option grant was terminated consistent with the terms of the option agreement.

Compensation Committee Interlocks and Insider Participation

During the year ended June 30, 2003, none of the Company’s executive officers served on the board of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of June 30, 2003 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	694,808	$28.30	274,467

Equity compensation plans not approved by security holders (2)	307,519	$7.90	382,481

Total	1,002,327	$22.04	656,948

(1)                                  Consists of the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors’ Stock Option Plan and the GeneMedicine 1993 Stock Option Plan. These equity compensation plans are more fully described in Note 11 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

(2)                                  In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the “NQ Plan”) covering 100,000 shares of common stock of Valentis. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The NQ Plan provides for grants of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing (each, a "Stock Award") to employees and consultants of Valentis who are not officers and directors. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Stock awards granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. Upon a change in control of Valentis, the surviving corporation or acquiring corporation is required to assume any Stock Awards outstanding under the NQ Plan or substitute similar Stock Awards for any Stock Awards outstanding. If any surviving or acquiring corporation refuses to assume such Stock Awards or substitute similar Stock Awards, then such Stock Awards shall be terminated if not exercised prior to the change of control. Upon a change in control not approved by the Board of Directors, each outstanding Stock Award shall become fully vested immediately prior to the consummation of such change in control. As of June 30, 2003, options for 307,519 shares had been granted under this plan.

The foregoing summary is qualified in its entirety by reference to the full text of the NQ Plan. The Company will provide, without charge, to each person to whom this proxy statement is delivered, upon request of such person and by first class mail within one business day of receipt of such request, a copy of the NQ Plan. Any such request should be directed as follows: Investor Relations, Valentis, Inc., 863A Mitten Road, Burlingame, California 94010; telephone number (650) 697-1900.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 15, 2003 by: (i) each director and nominee for director; (ii) each of the executives officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock. Unless indicated otherwise below, the address of each officer or director listed below is c/o Valentis, Inc., 863A Mitten Road, Burlingame, California 94010.

BENEFICIAL OWNERSHIP

	Beneficial Ownership (1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total

Reinaldo M. Diaz (2)	1,449,903	25.1%
Patrick G. Enright (3)	19,148	*
Joseph A. Markey (4)	13,754	*
Mark D. McDade (5)	7,912	*
Benjamin F. McGraw, III, Pharm.D. (6)	116,860	2.0%
Alan C. Mendelson (7)	7,942	*
Dennis J. Purcell (8)	1,423,626	24.6%
John J. Reddington (9)	20,110	*
John S. Schroeder, M.D (10).	6,794	*
All executive officers and directors as a group (9 persons)	3,066,049	53.1%

State of Wisconsin Investment Board (11) P.O. Box 7842 Madison, WI 53707	318,131	5.5%

Entities Affiliated with Wellington Trust Company, N.A. (12) 75 State Street Boston, Massachusetts 02109	317,300	5.5%

Entities Affiliated with Diaz & Altschul Advisors, LLC (13) Penthouse Suite 29 West 57th Street New York, NY 10019	1,449,903	25.1%

Entities Affiliated with Perseus-Soros BioPharmaceutical Fund, LP (14) 888 Seventh Avenue, 29th Floor New York, NY 10106	1,423,626	24.6%

*                                         Less than one percent.

(1)                                  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 5,777,210 shares outstanding on October 24, 2003, adjusted as required by rules promulgated by the SEC.

(2)                                  Represents: (i) 905,244 shares (including 7,512 shares issuable upon the exercise of immediately exercisable warrants) owned by Delta Opportunity Fund, Ltd. (“Delta Ltd.”); (ii) 534,659 shares (including 4,411 shares issuable upon the exercise of immediately exercisable warrants) owned by Delta Opportunity Fund (Institutional), LLC (“Delta Institutional”); and (iii) 3,500 shares issuable upon the exercise of an immediately exercisable warrant owned by Diaz &Altschul Capital Management, LLC. Diaz & Altschul Advisors, LLC, an affiliate of Diaz & Altschul Capital Management, LLC, provides portfolio management services to Delta Ltd. and Delta Institutional and therefore may be deemed the beneficial owner of the shares held by Delta Ltd. and Delta Institutional. Mr. Diaz is a managing member of Diaz & Altschul Capital Management, LLC. Mr. Diaz disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also, represents 6,500 shares issuable upon the exercise of stock options granted to Mr. Diaz that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 19,500 shares issuable upon the exercise of stock options granted to Mr. Diaz that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(3)                                  Represents: (i) 5,555 shares owned by Mr. Enright; (ii) 283 shares held in trust for the benefit of one Mr. Enright’s children for which Mr. Enright and his spouse serve as co-trustees; (iii) 246 shares held in trust for the benefit of one of Mr. Enright’s children for which Mr. Enright and his spouse serve as co-trustees; (iv) 66 shares held in a partnership of which Mr. Enright is a general partner; (v) 3,500 shares issuable upon the exercise of an immediately exercisable warrant issued to Mr. Enright; and (vi) 9,498 shares issuable upon the exercise of stock options granted to Mr. Enright that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 19,500 shares issuable upon the exercise of stock options granted to Mr. Enright that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(4)                 Represents: (i) 281 shares owned by Mr. Markey; and (ii) 13,473 shares issuable upon the exercise of stock options granted to Mr. Markey that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 34,864 shares issuable upon the exercise of stock options granted to Mr. Markey that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(5)                 Represents: 7,912 shares issuable upon the exercise of stock options granted to Mr. McDade that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 19,587 shares issuable upon the exercise of stock options granted to Mr. McDade that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(6)                                  Represents: (i) 1,535 shares owned by Dr. McGraw; (ii) 10,505 shares and 404 shares held in an irrevocable trust and in a children’s trust, respectively, for the benefit of Dr. McGraw’s children for which Dr. McGraw and his spouse serve as co-trustees; and (iii) 104,416 shares issuable upon the exercise of stock options granted to Dr. McGraw that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 280,763 shares issuable upon the exercise of stock options granted to Dr. McGraw that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(7)                                  Represents: (i) 537 shares owned by Mr. Mendelson; and (ii) 7,405 shares issuable upon the exercise of stock options granted to

Mr. Mendelson that are currently exercisable or will be exercisable within 60 days of October 15, 2003. Excludes 19,761 shares issuable upon the exercise of stock options granted to Mr. Mendelson that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(8)                                  Represents: (i) 1,422,953 shares (including 11,923 shares subject to immediately exercisable warrants and 6,500 shares issuable upon the exercise of stock options granted to Mr. Purcell that are currently exercisable or exercisable within 60 days of October 15, 2003) beneficially owned by Perseus-Soros BioPharmaceutical Fund, LP, and (ii) 673 shares owned by Mr. Purcell. Mr. Purcell is a senior managing partner of Perseus-Soros BioPharmaceutical Fund, LP. Mr. Purcell disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Excludes 19,500 shares issuable upon the exercise of stock options granted to Mr. Purcell that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(9)                                  Represents: (i) 110 shares owned by Mr. Reddington; and (ii) 20,000 shares issuable upon the exercise of stock options granted to Mr. Markey that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 60,000 shares issuable upon the exercise of stock options granted to Mr. Reddington that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(10)                            Represents: 6,794 shares issuable upon the exercise of stock options granted to Dr. Schroeder that are currently exercisable or exercisable within 60 days of October 15, 2003. Excludes 20,039 shares issuable upon the exercise of stock options granted to Dr. Schroeder that are not currently exercisable and will not be exercisable within 60 days of October 15, 2003.

(11)                            Based solely on an amended Schedule 13G filed on March 7, 2003 with the SEC.

(12)                            Based solely on an amended Schedule 13G filed on February 12, 2003 with the SEC.

(13)                            Based solely on a Schedule 13G filed on February 3, 2003 with the SEC.

(14)                            Based solely on a Schedule 13G filed on February 3, 2003 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

For the fiscal year ended June 30, 2003, the Company paid an aggregate of $1,229,784 to the law firm of Latham & Watkins for the provision of legal services during that period. Mr. Mendelson, one of the Company’s directors, is a partner of Latham & Watkins.

The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Bylaws.

Mr. Enright, one of the Company’s directors, performed consulting services for the Company from December 2001 through June 2002. Mr. Enright received options to purchase 100,000 shares of the Company’s Common Stock as consideration for his consulting services. Mr. Enright did not exercise his option within the eligible exercise period and option grant was terminated consistent with the terms of the option agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2003.

VALENTIS, INC.
By:
/s/ BENJAMIN F. MCGRAW
Benjamin F. McGraw, III, Pharm.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW	Chairman of the Board of Directors, President and Chief	October 28, 2003
Benjamin F. McGraw, III, Pharm.D.	Executive Officer (Principal Executive Officer)

/s/ JOSEPH A. MARKEY	Senior Director of Finance and Controller (Principal Financial	October 28, 2003
Joseph A. Markey	and Accounting Officer)

/s/ REINALDO M. DIAZ	Director	October 28, 2003
Reinaldo M. Diaz

/s/ PATRICK G. ENRIGHT	Director	October 28, 2003
Patrick G. Enright

/s/ MARK MCDADE	Director	October 28, 2003
Mark D. McDade

/s/ ALAN C. MENDELSON	Director	October 28, 2003
Alan C. Mendelson

/s/ DENNIS J. PURCELL	Director	October 28, 2003
Dennis J. Purcell

/s/ JOHN SCHROEDER	Director	October 28, 2003
John Schroeder, M.D.

*By:
/s/ BENJAMIN F. MCGRAW
Benjamin F. McGraw, III, Pharm.D.
Attorney-In-Fact

Exhibit Index

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer Sections 302.

31.2	Certification of Principal Financial Officer Section 302.

32.1	Certification of Principal Executive Officer Section 906.

32.2	Certification of Principal Financial Officer Section 906.