Form 10-Q
period 2003-09-30
VALENTIS INC
filed 2003-11-14
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 5,777,210 as of November 12, 2003.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to the Condensed Consolidated Financial Statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Del-1 Phase II Clinical Trial
ALZA Legal Proceedings Settled
Technologies
GMP Manufacturing
Financing and Capital Requirements
Results of Operations
Liquidity and Capital Resources
Additional Factors That May Affect Future Results
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2003	June 30, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,707	$3,290
Short-term investments	300	—
Interest and other receivables	41	187
Prepaid expenses and other current assets	485	642
Total current assets	7,533	4,119
Property and equipment, net	1,168	1,511
Goodwill	409	409
Other assets	39	39
Total assets	$9,149	$6,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76	$166
Accrued compensation	586	458
Accrued clinical trial costs	649	400
Other accrued liabilities	1,173	2,281
Deferred revenue	150	175
Current portion of long-term debt	—	9
Total current liabilities	2,634	3,489
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	210,832	210,399
Accumulated other comprehensive loss	(693)	(746)
Accumulated deficit	(203,630)	(207,070)
Total stockholders’ equity	6,515	2,589
Total liabilities and stockholders’ equity	$9,149	$6,078

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2003	2002

License and other revenue	$6,709	$339
Total revenue	6,709	339

Operating expenses:
Research and development	2,258	2,899
General and administrative	982	2,365
Total operating expenses	3,240	5,264
Income (loss) from operations	3,469	(4,925)

Interest income	16	58
Interest expense and other, net	(45)	215
Net income (loss)	3,440	(4,652)

Deemed dividend	—	(644)
Dividends on convertible preferred stock	—	(385)
Net income (loss) applicable to common stockholders	$3,440	$(5,681)

Income (loss) per share applicable to common stockholders:
Basic	$0.62	$(4.63)
Diluted	$0.61	$(4.63)

Weighted-average shares used in computing income (loss) per common share
Basic	5,554	1,227
Diluted	5,608	1,227

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,440	$(4,652)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	348	510
Gain on disposal of property and equipment	(8)	—
Changes in operating assets and liabilities:
Interest and other receivables	146	188
Prepaid expenses and other assets	157	(662)
Deferred revenue	(25)	—
Accounts payable	(90)	509
Accrued liabilities	(298)	(2,294)
Foreign currency translation adjustment	53	(225)
Net cash provided by (used in) operating activities	3,723	(6,626)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(4)
Proceeds from sale of property and equipment	8	—
Purchase of available-for-sale investments	(300)	—
Maturities of available-for-sale investments	—	6,387
Net cash provided by (used in) investing activities	(297)	6,383

Cash flows from financing activities:
Payments on long-term debt	(9)	(24)
Preferred stock dividends paid in cash	—	(373)
Proceeds from issuance of common stock, net of repurchases	—	3
Net cash used by financing activities	(9)	(394)

Net increase (decrease) in cash and cash equivalents	3,417	(637)
Cash and cash equivalents, beginning of period	3,290	11,212
Cash and cash equivalents, end of period	$6,707	$10,575

Supplemental disclosure of cash flow information:
Interest paid	$—	$3
Schedule of non-cash transactions:
Stock issued pursuant to lease termination agreement	$433	$—
Preferred stock dividends paid in common stock	$—	$12
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$—	$644

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at September 30, 2003 and the results of operations for the interim periods ended September 30, 2003 and 2002. The balance sheet at June 30, 2003 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year, as Valentis expects to incur a substantial loss for the year ended June 30, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2003, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

For the quarter ended September 30, 2003, the Company recorded net income of $3.4 million resulting principally from the resolution of its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the related license and settlement agreement, Valentis’ wholly owned subsidiary, PolyMASC, received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. This is consistent with our performance since inception. The Company’s accumulated deficit was approximately $203.6 million at September 30, 2003. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and does not expect to generate revenue from the sale of products in the foreseeable future, if at all.

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

The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments as of September 30, 2003 will enable it to maintain its current and planned operations at least through March 31, 2004, in the absence of additional financial resources. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

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

In January 2003, we received stockholder approval for, and completed, our proposed capital restructuring activities. Specifically, we effected the conversion of all outstanding shares of our Series A convertible redeemable preferred stock into common stock and, immediately thereafter, effected a reverse stock split of our common stock at a ratio of one-for-thirty. As a result of the reverse stock split, each outstanding share of common stock automatically converted into one-thirtieth of a share of common stock.  Accordingly, common stock share and per share amounts have been restated to reflect the effects of the reverse stock split.

2.                                      Significant Accounting Policies

Stock-Based Compensation Pro Forma Information

Valentis has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation,” requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net income (loss) and income (loss) per share information is required by SFAS 148, “Accounting for Stock-Based compensation—Transition and Disclosure an amendment of FASB Statement No. 123” which requires that the information be determined as if Valentis has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for income (loss) per share information):

	Three Months Ended September 30,
	2003	2002
Net income (loss) applicable to common stockholders –as reported	$3,440	$(5,681)
Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(321)	(675)
Net income (loss) applicable to common stockholders – pro forma	$3,119	$(6,356)

Income (loss) per share applicable to common stockholders– as reported
Basic	$0.62	$(4.63)
Diluted	$0.61	$(4.63)

Income (loss) per share applicable to common stockholders– pro forma
Basic	$0.56	$(5.18)
Diluted	$0.56	$(5.18)

All stock-based awards to non-employees are accounted for at fair value, as calculated using the Black-Scholes option-pricing model, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees.”

Revenue Recognition

Revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered item has value to the customer on a stand-alone basis and whether there is objective and reliable evidence of the fair value of the undelivered items.  Consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units.

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

3.                                      Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less of shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase.  Basic and diluted net loss per share amounts are the same in each period in which we have incurred a net loss. Since we had net income in the first quarter of fiscal year 2004, diluted net income per share includes the impact.

The following table sets forth the computation for basic and diluted income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,
	2003	2002
Numerator:
Net income (loss) applicable to common stockholders	$3,440	$(5,681)

Denominator:
Weighted average shares for basic income (loss) per common share	5,554	1,227
Weighted average shares in escrow, subject to return	2	—
Weighted average shares subject to repurchase	52	—
Weighted-average shares for diluted income (loss) per common share	5,608	1,227

Income (loss) per share applicable to common stockholders:
Basic	$0.62	$(4.63)
Diluted	$0.61	$(4.63)

The following potential common shares have been excluded from the calculation of diluted income (loss) per share for the three months ended September 30, 2003 and 2002 because the effect of inclusion would be antidilutive:

•                                          Options to purchase 992,062 shares of common stock with prices ranging from $3.19 to $485.99 and a weighted average price of $20.13 per share and options to purchase 160,187 shares of common stock with prices ranging from $9.00 to $485.99 and a weighted average price of $154.80 per share at September 30, 2003 and 2002, respectively.

•                                          Warrants to purchase up to an aggregate of 42,226 shares of common stock at an exercise price of $307.50 per share.

The following outstanding common shares have been included in the calculation of diluted income per share for the three months ended September 30, 2003, but excluded from the calculation of diluted loss per share for the three months ended September 30, 2002 because the effect of inclusion would be antidilutive:

•                                          A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•                                          A total of 185,000 shares of common stock issued in September 2003 in partial consideration for a lease termination agreement. All of these 185,000 shares were subject to a repurchase option of  the Company as of September 30, 2003.

The options and common stock purchase warrants will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Income (Loss)

Following are the components of comprehensive income (loss)  (in thousands):

	Three Months Ended September 30,
	2003	2002
Net income (loss)	$3,440	$(4,652)
Net unrealized gain (loss) on available-for-sale securities	—	(1)
Foreign currency translation adjustment	53	(225)
Comprehensive income (loss)	$3,493	$(4,878)

Accumulated other comprehensive loss as of September 30, 2003 and June 30, 2003, is comprised solely of foreign currency translation adjustments.

5.                                      Series A Redeemable Convertible Preferred Stock and Common Stock Warrants

Redeemable Convertible Preferred Stock and Common Stock Warrants

On December 5, 2000, Valentis completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock and common stock purchase warrants.  On January 24, 2003, all outstanding shares of Series A preferred stock were converted into shares of common stock.

Prior to the conversion of the Series A preferred stock to common stock, the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company’s election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the quarter ended September 30, 2002 was 810 shares.

Summary of Preferred Stock and Warrant Accounting

The total cash proceeds from the sale of Series A preferred stock and common stock purchase warrants of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the warrants. The $6.0 million value of the warrants was subject to accretion over the 3.5-year redemption period of the Series A preferred stock. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, “Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments.” The discounted conversion price was compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis’ common stock and the discounted conversion price, and was subject to accretion over the 3.5-years redemption period.

The accretion of warrants for the quarter ended September 30, 2002 was approximately $431,000. The accretion of the beneficial conversion feature for the quarter ended September 30, 2002 was approximately $77,000. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $136,000 for the quarter ended September 30, 2002 was included in the calculation of net loss applicable to common stockholders.

Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $385,000 for the quarter ended September 30, 2002, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

6.                                      New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Our adoption of EITF 00-21 did not have a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003.  Our adoption of FAS 150 did not have a material impact on our results of operations or financial position.

7.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2003	June 30, 2003
Accrued research and development expenses	$73	$111
Accrued rent	111	174
Accrued lease exit costs	—	665
Accrued property and use taxes	403	503
Accrued legal expenses	116	339
Other	470	489
Total	$1,173	$2,281

8.                                      Lease Termination

The Company exited 7,500 square feet of its leased Burlingame facility in September 2003. In July 2003, the Company entered into a lease termination agreement with the landlord of the Burlingame facility. Pursuant to the lease termination agreement, a portion of the Burlingame facility lease terminated on October 6, 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000.  Additionally, a security deposit of approximately $11,000 held by the landlord was applied to the termination agreement.  The cash termination fee and security deposit held by the landlord were recorded as lease exit cost, which is included in general and administrative operating expenses for the quarter ended September 30, 2003

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described in Part I, Item 1. Business and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission.

OVERVIEW

DEL-1 PHASE II CLINICAL TRIAL

We continue to advance our lead product, Del-1, through development. Del-1 or DELTAVASC™, is in a Phase II clinical trial for the treatment of peripheral arterial disease, specifically intermittent claudication.

DELTAVASC™ is a new product that addresses the limitations of existing treatments.  The product is a formulation of the angiogenesis gene Del-1 with a polymer delivery vehicle. DELTAVASC™ is designed to grow new blood vessels in patients with atherosclerotic vascular disease. Phase I results demonstrated that DELTAVASC™ was well tolerated at all dose levels tested. While the focus of the trial was to demonstrate safety, there was evidence of dose and dosing pattern-related product efficacy as measured by exercise tolerance. Some of the detailed data are now available and Valentis expects to present fully audited Phase I data by Spring 2004.

The DELTAVASC™ Phase II clinical trial is a one hundred-patient, randomized, double blind, placebo-controlled trial that is being conducted at 17 centers around the United States. Patient dosing is ongoing and enrollment is expected to be completed in the first calendar quarter of 2004. Clinical trial data are expected in the third calendar quarter of 2004.

It is estimated that 5 percent of adults in the United States over the age of 55, or approximately 2.4 million people, suffer from the intermittent claudication form of peripheral arterial disease. Symptoms of intermittent claudication include leg pain during exercise due to a lack of adequate blood flow. Current treatments for peripheral arterial disease are limited due to lack of efficacy and undesirable side effects. The estimated market for a safe and efficacious product to treat intermittent claudication is in excess of $1 billion.

Valentis is currently performing preclinical studies to test additional applications of its DELTAVASC™ product including ischemic heart disease.

ALZA LEGAL PROCEEDINGS SETTLED

In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals, announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the license and settlement agreement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement resolves pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office.  The $6.5 million payment received under the license and settlement agreement was recorded as non-recurring license revenue in the quarter ended September 30, 2003.

TECHNOLOGIES

Valentis’ synthetic gene delivery systems provide efficient delivery after intramuscular, intravenous or intratumoral administration. These delivery systems are designed to enhance cellular distribution and uptake of genes in vivo and to permit the achievement of therapeutic levels of proteins.

The Company’s PINC™ (Polymeric Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors.

Valentis’ GeneSwitch® gene regulation technology permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating the Company’s GeneSwitch® gene regulation technology are delivered with a polymer delivery system and electroporation. This results in controlled production of therapeutic proteins from muscle tissue for prolonged periods. In research applications, and particularly with transgenics, the GeneSwitch® system is widely appreciated for its ability to permit the study of otherwise lethal mutations.

Valentis’ expertise can assist in the selection of appropriate PINC™ polymers or other synthetic delivery technologies depending on the indication. Licensing of these technologies is available.

GMP MANUFACTURING

Valentis has devoted substantial resources for the development of scaleable, proprietary GMP manufacturing for plasmid DNA-based therapeutics. The company has demonstrated that it can successfully manufacture plasmid DNA containing therapeutic genes from lab scale to commercial scale. The Company’s methods are distinctive because they are scaleable such that we believe the same process can be used at all scales. In addition to being of direct benefit to the company in its development of products, Valentis intends to seek revenue from the licensing of its proprietary manufacturing technologies.

FINANCING AND CAPITAL REQUIREMENTS

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale of securities, the sale or merger of our business, the sale of certain assets or other actions (see the section labeled “Liquidity and Capital Resources” below).

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2003, we recorded non-recurring revenue in connection with the resolution of our patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the license and settlement agreement, our wholly owned subsidiary, PolyMASC, received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2003 filed with the SEC on September 29, 2003.

Revenue

Revenue recognized in the three months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
License and other collaborative revenue:
ALZA Corporation	$6,500	$—
Other	209	339
Total revenue	$6,709	$339

Changes in revenue for the three months ended September 30, 2003 and 2002 are explained below:

•                                          In July 2003, PolyMASC Pharmaceuticals, a wholly owed subsidiary of Valentis, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson.  Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in the quarter ended September 30, 2003.

•                                          Other revenue recognized in the quarters ended September 30, 2003 and 2002 resulted primarily from several license agreements for Valentis’ GeneSwitch® gene regulation technology.

Expenses

Research and development expenses decreased approximately $600,000 to approximately $2.3 million for the quarter ended September 30, 2003, compared to approximately $2.9 million for the corresponding period in 2002. The decrease was attributable to staff reductions in October 2002, offset in part by increased clinical trial expenses for the Del-1 PAD Phase II clinical trial, which was initiated in July 2003.

Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions.  The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. However, the Company expects research and development spending to remain at approximately the level incurred in the quarter ended September 30, 2003 for the foreseeable future.

General and administrative expenses decreased approximately $1.4 million to approximately $1.0 million for the quarter ended September 30, 2003, compared to approximately $2.4 million for the corresponding period in 2002. The decrease was attributable primarily to staff reductions in October 2002 and decreased professional fees of approximately $819,000 related to the patent infringement litigation against ALZA Corporation, partially offset by approximately $126,000 of lease termination costs associated with vacating a portion of our Burlingame, California facility.. The Company expects general and administrative spending to remain at approximately the level incurred in the quarter ended September 30, 2003 for the foreseeable future.

Interest Income and Expense and Other, net

Interest income and expense and other, net, decreased approximately $302,000 to approximately a net expense of $29,000 for the three months ended September 30, 2003, compared to net income of approximately $273,000 in the corresponding period of 2002. The difference was primarily due to fluctuations in currency exchange rates.

Deemed Dividends Related to Series A Preferred Stock

The deemed dividends related to the Series A preferred stock (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements) included the accretion of common stock purchase warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

The accretion of the warrants was approximately $431,000 for the quarter ended September 30, 2002.  The accretion of the beneficial conversion feature for the quarter ended September 30, 2002 was approximately $77,000. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

The issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and are accreted over the 3.5-year redemption period. Accretion of approximately $136,000 for the quarter ended September 30, 2002 was included in the calculation of net loss applicable to common stockholders.

Dividends on Series A Preferred Stock

Prior to the conversion of all outstanding shares of the Series A preferred stock into common stock in January 2003, the Series A preferred stockholders were entitled to cumulative dividends on the Series A preferred stock (see note 5), which are calculated at the rate of 5% per annum and were approximately $385,000 for the quarters ended September 30, 2002. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Corporate Restructuring

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its lead product, Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, the Company will continue to advance its the GeneSwitch® gene regulation technology through the licensing to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures. We expect annualized cost savings resulting from these actions of approximately $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, Valentis had $7.0 million in cash, cash equivalents and investments compared to $3.3 million at June 30, 2003. The increase of $3.7 million in cash, cash equivalents and investments balances relates primarily to the $6.5 million license fee received from ALZA Corporation/Johnson & Johnson under a license and settlement agreement, partially offset by funding of ongoing operations. Our capital expenditures were $5,000 and $4,000 for the quarters ended September 30, 2003 and 2002, respectively. Valentis expects its capital expenditures to remain at current spending levels.

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2003, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $14.9 million for the year ended June 30, 2003,  and our accumulated deficit was $207.1 million at June 30, 2003 and (ii) our cash and cash equivalents balance at June 30, 2003 was $3.3 million. Management’s plans as to these matters are described below.

Since its inception, we have financed our operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.   We expect that proceeds received from any future issuance of stock will be used for similar purposes.

Valentis leases its facilities under operating leases. These leases expire between December 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at September 30, 2003, are as follows (in thousands):

Year ended June 30,	Operating Leases
2004 (Remaining term)	$425
2005	385
2006	249
2007	256
2008	65
$1,380

The Company exited 7,500 square feet of its leased Burlingame facility in September 2003. In July 2003, the Company entered into a lease termination agreement with the landlord of the Burlingame facility. Pursuant to the lease termination agreement, a portion of the Burlingame facility lease terminated on October 6, 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000.  Additionally, a security deposit of approximately $11,000 held by the landlord was applied to the termination agreement.  The cash termination fee and security deposit held by the landlord were recorded as lease exit cost, which is included in general and administrative operating expenses for the quarter ended September 30, 2003

For the quarter ended September 30, 2003, the Company recorded  net income of $3.4 million resulting principally from the resolution of its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the related license and settlement agreement, Valentis’ wholly owned subsidiary, PolyMASC, received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. This is consistent with our performance since inception. The Company’s accumulated deficit was approximately $203.6 million at September 30, 2003. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

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

The Company will be required to seek additional sources of funding to complete development and commercialization of its products. Based upon the Company’s current operating plan, it anticipates that its cash, cash equivalents and investments as of September 30, 2003 will enable it to maintain its current and planned operations at least through March 31, 2004, in the absence of additional financial resources. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF 00-21 did not have a material impact on our results of operations, financial position or cash flows.

In May 2003, the FASB issued Statement No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity.  FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Our adoption of FAS 150 did not have a material impact on our results of operations or financial position.

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

Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. The Company’s accumulated deficit was approximately $203.6 million at September 30, 2003. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

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

We will need to raise additional funds to continue our operations. We will have insufficient working capital to fund our near term cash needs unless we are able to raise additional capital in the near future. Based upon the Company’s current operating plan, we anticipate that our cash and cash equivalents as of September 30, 2003 will enable us to maintain our current and planned operations at least through March 31, 2004, in the absence of additional financial resources. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, we are pursuing strategic alternatives, which may include the sale or merger of our business, sale of certain assets or other actions.

There are no assurances that we can maintain our listing on The Nasdaq SmallCap Market.

Effective with the open of business on January 31, 2003, the Company’s common stock began trading on The Nasdaq SmallCap Market pursuant to an exception which requires the Company to, among other things, evidence the Company’s continued compliance with the $2.5 million minimum stockholders’ equity requirement and all other requirements for continued listing on The Nasdaq SmallCap Market. As evidenced by this Quarterly Report on Form 10-Q, the Company is currently in compliance with the $2.5 million minimum stockholders’ equity requirement, and the Company believes that it is currently in compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.

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

We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We raised $27.9 million in our initial public offering in September 1997, $18.8 million through a private placement of our common stock in April 2000, $29.6 million through the sale of Series A preferred stock and common stock warrants in December 2000 and $12.6 million from a public offering of common stock in December 2001. Since September 1999, we have received $5.2 million from corporate collaborations, of which $4.4 million was from Roche Holdings and $800,000 from Boehringer Ingelheim. In addition, since September 1999, we have received $12.1 million from licensing our technologies to others. We have not generated significant royalty revenues from product sales, and we do not expect to do so for the foreseeable future, if ever.

Our cash, cash equivalents and investments at September 30, 2003 were $7.0 million. Based upon the Company’s current operating plan, we anticipate that our cash, cash equivalents and investments at September 30, 2003, together with projected interest income, will enable us to maintain our current and planned operations at least through March 31, 2004, in the absence of additional financial resources. In order to maintain our current and planned operations beyond March 31, 2004, we will be seeking additional corporate transactions, such as corporate partnership agreements, licenses and/or asset sales, as well as additional funding through public or private equity or debt financing or merger of our business. We may not be able to enter into any such corporate transactions, however or, if entered into, the terms of any such agreements may not generate near-term revenues. Moreover, additional financing to meet our funding requirements may not be available on acceptable terms or at all.

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

In addition, the development and marketing of our potential products will require substantial additional financial resources. Because we cannot expect internally generated cash flow to fund the development and marketing of our products, we must look to outside sources for funding. These sources could involve one or more of the following types of transactions, which we continue to actively seek.

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

We have engaged in research and development activities since our inception. We have generated only small amounts of revenue and have experienced significant operating losses since we began business. As of September 30, 2003, we had an accumulated deficit totaling approximately $203.6 million. The development of our products will require significant additional research and development activities. These activities, together with general and administrative expenses, are expected to result in operating losses for the foreseeable future.

If the market price of our common stock continues to be highly volatile, the value of your investment in the common stock could decline.

Within the last 12 months, our common stock has traded between a high of $9.30 and a low of $2.00 (as adjusted for the one-for-thirty reverse stock split effected January 24, 2003). The market price of the shares of our common stock has been and may continue to be highly volatile, particularly in light of the recent one-for-thirty reverse stock split of our common stock, which has significantly reduced the number, and liquidity, of the freely tradable shares of our common stock.

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

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

The average daily trading volume in our common stock for the twelve-month period ending November 11, 2003 was approximately 20,000 shares, and the average daily number of transactions was approximately 72 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

Development and commercial introduction of our products will require several years of research and development and clinical trials and must satisfy applicable government regulations.

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

Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. We and other gene therapy companies have limited experience with the regulatory process, which for our industry tends to be costly, time-consuming and subject to unpredictable delays. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products or whether we will be able to obtain those regulatory approvals at all.

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

Problems in our CMO’s manufacturing facilities may delay clinical trials or regulatory approval for Del-1 or future products.

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

There can be no assurance that Phase I, Phase II or Phase III clinical testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis’ or its corporate partners’ products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

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

This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our gene therapy clinical trials. In addition, the negative publicity around the field of gene therapy appears to have affected patients’ willingness to participate in some gene therapy clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Negative public reaction to gene therapy in general could result in stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

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

We depend on our Chief Executive Officer, Benjamin F. McGraw, III, Pharm.D. and other key personnel to execute our strategic plan.

Our success largely depends on the skills, experience and efforts of our key personnel, including the Chairman of the Board of Directors, President and Chief Executive Officer, Benjamin F. McGraw, III, Pharm.D. We have entered into a written employment agreement with Dr. McGraw that can be terminated at any time by us or by Dr. McGraw. In the event Dr. McGraw’s employment is terminated, other than for cause or voluntarily by Dr. McGraw, Dr. McGraw will receive up to twelve months of salary and benefits, but not the vesting of stock options, as severance compensation. Severance compensation shall continue until the sooner of the assumption of other full-time employment or twelve months. Any interim consulting income during this period will be deducted from salary continuation. The loss of Dr. McGraw could jeopardize our ability to execute our strategic plan and materially harm our business.

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

We own or have licenses to patents on a number of genes, processes, practices and techniques critical to our existing and potential gene therapy products. Patent positions in the field of biotechnology are highly uncertain and involve complex legal, scientific and factual questions. Our patent applications may not result in issued patents. Even if we secure a patent, the patent may not afford adequate protection against our competitors. If we fail to obtain and maintain patent protection for our technologies, our competitors may market competing products that threaten our market position. In addition, the failure of our licensors to obtain and maintain patent protection for technology they license to us could similarly harm our business.

In July 2003, PolyMASC announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office. See “Item 1. Legal Proceedings” later in this document.

In any event, intellectual property disputes could be costly, could divert management’s attention and resources away from our operations, and could subject us to significant liability for damages or invalidation of our patent rights. As the biotechnology industry expands, the risks increase that other companies may challenge our proprietary rights or claim that our processes and potential products infringe on their patents. If we infringe on another company’s patented processes or technology, we may have to obtain a license in order to continue manufacturing or marketing the affected product or using the affected process or have to pay damages. We may be unable to obtain a license on acceptable terms or at all.

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

Valentis’ research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, Valentis could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of the operations, business or assets of Valentis will not be materially adversely affected by current or future environmental laws or regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments consist primarily of commercial paper. The table below presents notional amounts and related weighted-average interest rates by year of maturity for Valentis’ investment portfolio and long-term debt obligations (in thousands, except percentages).  All of Valentis’ market risk sensitive instruments mature in 2003.

2003
Cash equivalents
Fixed rate	$5,580
Average rate	0.94%
Short-term investments
Fixed rate	300
Average rate	1.05%
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$5,880

Average rate	0.99%

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and principal finance and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a 15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, the Company’s Chief Executive Officer and principal accounting officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals, announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in the Japan Patent Office and before the European Patent Office.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2003, in partial consideration for the lease termination of its facility in The Woodlands, Texas, the Company issued to the landlord 185,000 shares of its common stock.  The Company issued these securities in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering and Rule 506 thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

b.	Reports on Form 8-K

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

VALENTIS, INC.

Date: November 13, 2003	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2003	/s/ JOSEPH A. MARKEY
Joseph A. Markey Senior Director of Finance and Controller (Principal Financial and Accounting Officer)