Form 10-Q
period 2003-12-31
VALENTIS INC
filed 2004-02-17
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 10,672,538 as of February 12, 2004.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2003	June 30, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,117	$3,290
Interest and other receivables	10	187
Prepaid expenses and other current assets	730	642
Total current assets	10,857	4,119
Property and equipment, net	787	1,511
Goodwill	409	409
Other assets	39	39
Total assets	$12,092	$6,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45	$166
Accrued compensation	692	458
Accrued clinical trial costs	1,012	400
Other accrued liabilities	1,593	2,281
Deferred revenue	100	175
Current portion of long-term debt	—	9
Total current liabilities	3,442	3,489
Stockholders’ equity:
Common stock	8	6
Additional paid-in capital	215,861	210,399
Accumulated other comprehensive loss	(693)	(746)
Accumulated deficit	(206,526)	(207,070)
Total stockholders’ equity	8,650	2,589
Total liabilities and stockholders’ equity	$12,092	$6,078

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
License and other revenue	$395	$1,256	$7,104	$1,595
Total revenue	395	1,256	7,104	1,595

Operating expenses:
Research and development	2,428	2,632	4,686	5,531
General and administrative	874	3,118	1,856	5,483
Restructuring charge	—	832	—	832
Total operating expenses	3,302	6,582	6,542	11,846
Income (loss) from operations	(2,907)	(5,326)	562	(10,251)

Interest income	11	29	27	87
Interest expense and other, net	—	166	(45)	381
Net income (loss)	(2,896)	(5,131)	544	(9,783)

Deemed dividend	—	(644)	—	(1,288)
Dividends on convertible preferred stock	—	(385)	—	(770)
Net income (loss) applicable to common stockholders	$(2,896)	$(6,160)	$544	$(11,841)

Income (loss) per share applicable to common stockholders
Basic	$(0.52)	$(5.01)	$0.10	$(9.64)
Diluted	$(0.52)	$(5.01)	$0.10	$(9.64)

Weighted-average shares used in computing income (loss) per common share
Basic	5,622	1,229	5,588	1,228
Diluted	5,622	1,229	5,708	1,228

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$544	$(9,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	729	983
Gain on disposal of property and equipment	(8)	—
Changes in operating assets and liabilities:
Interest and other receivables	177	462
Prepaid expenses and other assets	(88)	(433)
Deferred revenue	(75)	1,114
Accounts payable	(121)	54
Accrued liabilities	704	(2,370)
Foreign currency translation adjustment	53	(396)
Net cash provided by (used in) operating activities	1,915	(10,369)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(21)
Proceeds from sale of property and equipment	8	—
Purchase of available-for-sale investments	(300)	—
Maturities of available-for-sale investments	300	7,892
Net cash provided by investing activities	3	7,871

Cash flows from financing activities:
Payments on long-term debt	(9)	(49)
Preferred stock dividends paid in cash	—	(373)
Proceeds from issuance of common stock, net of repurchases	4,918	3
Net cash provided by (used in) financing activities	4,909	(419)

Net increase (decrease) in cash and cash equivalents	6,827	(2,917)
Cash and cash equivalents, beginning of period	3,290	11,212
Cash and cash equivalents, end of period	$10,117	$8,295

Supplemental disclosure of cash flow information:
Interest paid	$—	$6
Schedule of non-cash transactions:
Stock issued pursuant to lease termination agreement	$433	$—
401(k) stock matching contribution	$113	$—
Preferred stock dividends paid in common stock	$—	$12
Preferred stock dividends payable	$—	$384
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$—	$1,288

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at December 31, 2003 and the results of operations for the interim periods ended December 31, 2003 and 2002. The balance sheet at June 30, 2003 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results of operations to be expected for the fiscal year, as Valentis expects to incur a substantial loss for the year ended June 30, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2003, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

For the six months ended December 31, 2003, the Company recorded net income of approximately $544,000 resulting principally from the resolution of its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. In July 2003, under the related license and settlement agreement, Valentis’ wholly owned subsidiary, PolyMASC, received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. This is consistent with our performance since inception. The Company’s accumulated deficit was approximately $206.5 million at December 31, 2003. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and does not expect to generate revenue from the sale of products in the foreseeable future, if at all.

In December 2003 and the first calendar quarter of 2004, the Company completed a private placement of its common stock, pursuant to which it received net proceeds of approximately $4.9 million in December 2003 and net proceeds of approximately $4.5 million in the first calendar quarter of 2004.  The Company will be required to seek additional sources of funding to complete development and commercialization of its products.  The Company anticipates that, based upon its current operating plan, its cash and cash equivalents as of December 31, 2003, together with the private placement proceeds received in the first calendar quarter of 2004, will enable it to maintain its current and planned operations at least through December 31, 2004, in the absence of additional financial resources. In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for income (loss) per share information):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss) applicable to common stockholders – as reported	$(2,896)	$(6,160)	$544	$(11,841)

Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(354)	597	(689)	(79)
Net income (loss) applicable to common stockholders – Pro Forma	$(3,250)	$(5,563)	$(145)	$(11,920)

Income (loss) per share applicable to common stockholders-as reported
Basic	$(0.52)	$(5.01)	$0.10	$(9.64)
Diluted	$(0.52)	$(5.01)	$0.10	$(9.64)

Income (loss) per share applicable to common stockholders-pro forma
Basic	$(0.58)	$(4.53)	$(0.03)	$(9.71)
Diluted	$(0.58)	$(4.53)	$(0.03)	$(9.71)

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

The Company also has licensed technology to various biotechnology and pharmaceutical companies. Under these arrangements, the Company receives nonrefundable license or royalty payments in cash. These payments are recognized as revenue when received, provided the Company has no future performance or delivery obligations under these agreements.  Otherwise, revenue is deferred until performance or delivery is satisfied.  Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time.  Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised.  Additionally, certain of these license agreements involve technology that the Company has licensed or otherwise acquired through arrangements with third parties pursuant to which the Company is required to pay a royalty equal to a fixed percentage of amounts received by the Company as a result of licensing this technology to others.  Such royalty obligations are recorded as a reduction of the related revenue.

Critical Accounting Estimates

The accrual for clinical trial costs was made based upon the Company’s best estimates of costs per patient, timing of the associated costs, and total patient enrollment.  Estimated costs per patient include both costs associated with the related medical treatment, as well as costs related to tracking and monitoring enrolled patients.  Patient enrollment is obtained from the Company’s contracted clinical research organization and trial administrators, and represents accurate reflections of our patient enrollment to the best of our knowledge and belief.

3.                                      Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less of shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase.  Basic and diluted net loss per share amounts are the same in each period in which we have incurred a net loss. Since we had net income in the first six months of fiscal year 2004, diluted net income per share includes the impact.

The following table sets forth the computation for basic and diluted income (loss) per share (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Net income (loss) applicable to common stockholders	$(2,896)	$(6,160)	$544	$(11,841)

Denominator:
Weighted average shares for basic income (loss) per common share	5,622	1,229	5,588	1,228
Weighted average shares in escrow, subject to return	—	—	2	—
Weighted average shares subject to repurchase	—	—	118	—
Weighted-average shares for diluted income (loss) per common share	5,622	1,229	5,708	1,228

Income (loss) per share applicable to common stockholders:
Basic	$(0.52)	$(5.01)	$0.10	$(9.64)
Diluted	$(0.52)	$(5.01)	$0.10	$(9.64)

The following potential common shares have been excluded from the calculation of diluted income (loss) per share for the three and six months ended December 31, 2003 and 2002 because the effect of inclusion would be antidilutive:

•                                          Options to purchase 1,164,513 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $16.19 per share and options to purchase 126,646 shares of common stock with prices ranging from $9.00 to $485.99 and a weighted average price of $168.60 per share for the three months ended December 31, 2003 and 2002, respectively, and options to purchase 1,078,288 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $18.16 per share and options to purchase 143,417 shares of common stock with prices ranging from $9.00 to $485.99 and a weighted average price of $167.70 per share for the six months ended December 31, 2003 and 2002, respectively

•                                          Warrants to purchase up to an aggregate of 42,226 shares of common stock at an exercise price of $307.50 per share.

•                                          Warrants to purchase up to an aggregate of 1,060,508 shares of common stock at an exercise price of $3.00 per share.

The following outstanding common shares have been included in the calculation of diluted income per share for the six months ended December 31, 2003, but excluded from the calculation of diluted loss per share for the three months ended December 31, 2003, and three and six months ended December 31, 2002 because the effect of inclusion would be antidilutive:

•                                          A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•                                          A total of 185,000 shares of common stock issued in September 2003 in partial consideration for a lease termination agreement. All of these 185,000 shares were subject to a repurchase option of the Company as of December 31, 2003.

The options and common stock purchase warrants will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Income (Loss)

Following are the components of comprehensive income (loss)  (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$(2,896)	$(5,131)	$544	$(9.783)
Net unrealized loss on available-for-sale securities	—	—	—	(1)
Foreign currency translation adjustment	—	(170)	53	(395)
Comprehensive income (loss)	$(2,896)	$(5,301)	$597	$(10,179)

Accumulated other comprehensive loss as of December 31, 2003 and June 30, 2003, is comprised solely of foreign currency translation adjustments.

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

Prior to the conversion of the Series A preferred stock to common stock, the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company’s election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the six months ended December 31, 2002 was 810 shares.

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

The accretion of warrants for the quarter ended and six months ended December 31, 2002 was approximately $432,000 and $863,000, respectively. The accretion of the beneficial conversion feature for the quarter ended and six months ended December 31, 2002 was approximately $77,000 and $153,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

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

7.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2003	June 30, 2003
Accrued research and development expenses	$126	$111
Accrued rent	107	174
Accrued lease exit costs	—	665
Accrued property and use taxes	454	503
Accrued legal expenses	92	339
Accrued stock issuance costs	528	—
Other	286	489
Total	$1,593	$2,281

8.                                      Corporate Restructuring

On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its lead product, Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, the Company will continue to advance its the GeneSwitch® gene regulation technology through the licensing to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures. We recorded restructuring and related charges of approximately $832,000 in the quarter ended December 31, 2002.

9.                                      Private Placement

In December 2003, Valentis’ stockholders approved the sale and issuance, in a private placement to certain investors, of up to 4,878,049 shares of our common stock at a purchase price of $2.05 per share along with warrants, exercisable for a five-year period, to purchase up to an additional 1,951,220 shares of our common stock at an exercise price of $3.00 per share, in exchange for aggregate gross proceeds payable to the Company of up to $10 million.

As of December 31, 2003, we had sold and issued 2,651,271 shares of our common stock and warrants to purchase 1,060,508 shares of our common stock under the Private Placement, resulting in aggregated proceeds of approximately $4.9 million (net of issuance costs of approximately $553,000), which is reflected in the financial statements for the quarter ended December 31, 2003.

In the first calendar quarter of 2004, we issued an additional 2,226,778 shares of our common stock and warrants to purchase 890,724 shares of our common stock, representing the sale of the remaining shares from the maximum allocation in the Private Placement.  Proceeds to Valentis, net of estimated issuance cost of  $50,000, were approximately $4.5 million, which will be reflected in the financial statements for the quarter ending March 31, 2004.

Pursuant to a Purchase Agreement under the Private Placement, in the event that Valentis issues additional shares of common stock within one year of the closing in certain non-exempt transactions for a price less than the average of the closing bid prices per share of its common stock on the Nasdaq SmallCap Market during the 5 trading days immediately preceding such issuance, then Valentis will be obligated to issue additional shares to the purchasers of our common stock and warrants in the Private Placement. We will not receive any proceeds from the issuance of these additional shares.

In addition, we entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Rights Agreement, we agreed to file a registration statement with the Securities and Exchange Commission. We currently expect to be required to maintain availability of the registration statement for at least two years following the closing.  In addition, if we issue any additional shares under the antidilution provisions of the Purchase Agreement, we would be required to register those shares as well.

See the “Liquidity and Capital Resources” section in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “projects,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements, including Valentis’ expectations related to the availability of clinical trial data, will have known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described in Part I, Item 1. Business and other risks detailed in the Company’s reports filed with the Securities and Exchange Commission.

OVERVIEW

VALENTIS’ LEAD PRODUCT IS DELTAVASC™, AN INNOVATIVE CARDIOVASCULAR THERAPEUTIC.

DELTAVASC™

THE PRODUCT

DELTAVASC™ is a novel treatment for patients suffering with peripheral arterial disease, specifically intermittent claudication. The product addresses the limitations of existing treatments. DELTAVASC™ is a formulation of the angiogenesis gene Del-1 with a polymer delivery vehicle. DELTAVASC™ is designed to grow new blood vessels in patients with atherosclerotic vascular disease.

MARKET OPPORTUNITY

It is estimated that 10 to 12 million people in the United States suffer from peripheral arterial disease. Symptoms of the intermittent claudication form of peripheral arterial disease include leg pain during exercise due to a lack of adequate blood flow. Current treatments for intermittent claudication are limited due to lack of efficacy and undesirable side effects. The estimated market for a safe and efficacious product to treat intermittent claudication is in excess of $1 billion.

ONGOING PHASE II TRIAL

We continue to advance our lead product, DELTAVASC™, through its Phase II clinical trial. The trial is a one hundred-patient, randomized, double blind, placebo-controlled trial that is being conducted at approximately 18 centers around the United States.  Patient dosing is ongoing, and based on the currently projected patient enrollment schedule, we expect the trial data to be available at the end of September 2004.

PHASE I TRIAL RESULTS

The Phase I results demonstrated that DELTAVASC™ was well tolerated at all dose levels tested. While the focus of the trial was to demonstrate safety, there was evidence of dose and dosing pattern-related product efficacy as measured by exercise tolerance.

FOLLOW-ON INDICATIONS	Valentis is currently performing preclinical studies to test additional applications of its DELTAVASC™ product including ischemic heart disease.

RECENT FINANCING

In December 2003, Valentis gained stockholder approval for the sale of $10 million of common stock and warrants to purchase its common stock in a private placement. The net proceeds of the private placement were approximately $9.4 million, of which approximately $4.9 million was received in December 2003 and approximately $4.5 million was received in the first calendar quarter of 2004. These funds will be used primarily to complete the ongoing Phase II clinical trial of the lead product, DELTAVASC™, as well as for other general corporate purposes and working capital.

The common stock was sold to certain current investors, including the Perseus-Soros Biopharmaceutical Fund, LP as well as to new investors. The Company issued a total of approximately 4.9 million shares of common stock and five-year warrants exercisable for a total of approximately 2.0 million additional shares of common stock (see Liquidity and Capital Resources in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations).

PROPRIETARY TECHNOLOGIES

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

Valentis’ expertise can assist in the selection of appropriate PINC™ polymers or other synthetic delivery technologies depending on the indication.  The Company has undertaken a licensing strategy and licensing opportunities for its technologies are available.

MANUFACTURING STRENGTHS

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

RESULTS OF OPERATIONS

Overview

For the six months ended December 31, 2003, the Company recorded net income of $544,000 resulting principally from the resolution of its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. In July 2003, under the related license and settlement agreement, Valentis’ wholly owned subsidiary, PolyMASC, received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. This is consistent with our performance since inception. The Company’s accumulated deficit was approximately $206.5 million at December 31, 2003. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the six months ended December 31, 2003 as compared to what was previously disclosed in our Annual Report on Form 10-K and Form 10-K/A for the year ended June 30, 2003 filed with the SEC on September 29, 2003 and October 28, 2003, respectively.

Revenue

Revenue recognized in the three and six months ended December 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
License and other revenue
ALZA Corporation	$—	$—	$6,500	$—
Genencor International Inc.	250	—	250	—
DSM Biologics	144	—	144	—
Other	1	1,256	210	1,595
Total revenue	$395	$1,256	$7,104	$1,595

Changes in revenue for the three and six months ended December 31, 2003 and 2002 are explained below:

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

•                                          In July 2002, Valentis provided Genencor International Inc. (Genencor) with an option to a non-exclusive, worldwide license for proprietary PINC™ gene delivery technology for Genencor’s DNA vaccines in development against the hepatitis B virus (HBV) and the human papilloma virus (HPV).  Genencor exercised this option in December 2003.  License revenue of $250,000 was recognized from this agreement in the quarter ended December 31, 2003.

•                                          For the quarter ended December 31, 2003, profit sharing and royalty revenue of approximately $144,000 was recognized under a manufacturing technology license agreement with DSM Biologics.

•                                          Other revenue resulted primarily from several license agreements for Valentis’ GeneSwitch® gene regulation technology. This revenue decreased by approximately $1.3 million and approximately $1.4 million in the three and six months ended December 31, 2003, respectively, compared to the corresponding periods in 2002.  The decreases primarily reflect the $1.0 million revenue recognized in December 2002 from a license agreement with GlaxoSmithKline (Glaxo). Under the agreement, Glaxo has the ability to use Valentis’ GeneSwitch® gene regulation technology for research purposes for a period of up to 10 years, and no annual license maintenance payments are required.

Operating Expenses

Research and development expenses decreased approximately $204,000 to approximately $2.4 million for the quarter ended December 31, 2003, compared to approximately $2.6 million for the corresponding period in 2002.  For the six months ended December 31, 2003, research and development expenses decreased approximately $845,000 to approximately $4.7 million, compared to approximately $5.5 million for the corresponding period in 2002.  The decreases were attributable to staff reductions in October 2002 (see Note 8 “Corporate Restructuring” in our Notes to the unaudited condensed Consolidated Financial Statements), offset in part by increased clinical trial expenses for the Del-1 PAD Phase II clinical trial, which was initiated in July 2003.

Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions.  The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. However, the Company expects research and development spending to remain at approximately the level incurred in the quarter ended December 31, 2003 for the foreseeable future.

General and administrative expenses decreased approximately $2.2 million to approximately $874,000 for the quarter ended December 31 2003, compared to approximately $3.1 million for the corresponding period in 2002.  For the six months ended December 31, 2003, general and administrative expenses decreased approximately $3.6 million to approximately $1.9 million, compared to approximately $5.5 million for the corresponding period in 2002.  The decreases were attributable primarily to staff reductions in October 2002 (see Note 8 “Corporate Restructuring” in our Notes to the unaudited condensed Consolidated Financial Statements) and the decrease of professional fees incurred.  The Company expects general and administrative spending to remain at approximately the level incurred in the quarter ended December 31, 2003 for the foreseeable future.

Interest Income and Expense and Other, net

Interest income and expense and other, net, decreased approximately $184,000 to approximately a net interest and other income of $11,000 for the three months ended December 31, 2003, compared to a net interest and other income of approximately $195,000 in the corresponding period of 2002, due to foreign currency exchange adjustments.  For the six months ended December 31, 2003, interest income and expense and other, net, decreased approximately $486,000 to approximately a net interest and other expense of $18,000, compared to a net interest and other income of approximately $468,000 in the corresponding period of 2002, due to foreign currency exchange adjustments.

Deemed Dividends Related to Series A Preferred Stock

The deemed dividends related to the Series A preferred stock (see Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements) included the accretion of common stock purchase warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

The accretion of warrants for the three and six months ended December 31, 2002 was approximately $432,000 and $863,000, respectively. The accretion of the beneficial conversion feature for the three and six months ended December 31, 2002 was approximately $77,000 and $153,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

The issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $136,000 and $271,000 for the three and six months ended December 31, 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

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

Dividends on Series A Preferred Stock

Prior to the conversion of all outstanding shares of the Series A preferred stock into common stock in January 2003, the Series A preferred stockholders were entitled to cumulative dividends on the Series A preferred stock, which were calculated at the rate of 5% per annum and were approximately $385,000 and $770,000 for the three and six months ended December 30, 2002, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Critical Accounting Estimates

Valentis believes the clinical trial expense accounting policy represents its most significant estimates used in the preparation of its consolidated financial statements. Valentis’ accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis’ clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Valentis’ estimates and assumptions for clinical trial expenses have been reasonably accurate in the past. The Company expects its estimates and assumptions for clinical trial expenses to be reasonably accurate in the future.

LIQUIDITY AND CAPITAL RESOURCES

In December 2003 and the first calendar quarter of 2004, we completed the sale and issuance, in a private placement to certain investors, of 4,878,049 shares (the “Shares”) of our common stock at a purchase price of $2.05 per share along with warrants, exercisable for a five-year period, to purchase an additional 1,951,220 shares of our common stock at an exercise price of $3.00 per share (the “Private Placement”).  Aggregated proceeds to Valentis were approximately $9.4 million, net of issuance costs of approximately $600,000.

The primary use of proceeds from the Private Placement is to complete the ongoing Phase II clinical trials of our lead product, DELTAVASC™, as well as for other general corporate purposes and working capital.

Pursuant to a Purchase Agreement under the Private Placement, in the event that Valentis issues additional shares of common stock within one year of the closing in certain non-exempt transactions for a price less than the average of the closing bid prices per share of its common stock on the Nasdaq SmallCap Market during the 5 trading days immediately preceding such issuance (the “Threshold Price”), then Valentis will be obligated to issue additional shares to the purchasers of our common stock and warrants in the Private Placement (the “Purchasers”). We will not receive any proceeds from the issuance of these additional shares, The number of these additional shares which would be issuable to each Purchaser under this provision, would be equal to the difference between the purchase price of $2.05 per share and the Threshold Price multiplied by the number of shares the Purchaser has purchased. The Shares, Warrants and Warrant Shares are restricted securities as that term is defined in the Securities Act of 1933, as amended

In addition, we entered into a Registration Rights Agreement (the “Rights Agreement”) with the Purchasers. Pursuant to the Rights Agreement, we agree to file with the Securities and Exchange Commission, at our expense, within 45 days after the closing, a registration statement related to the shares issued to the Purchasers and Warrant Shares issuable upon the exercise of the Warrants.  The Company agreed to have such registration statement declared effective by the Securities and Exchange Commission within 105 days after the closing.

In the event that the registration statement is not (i) filed within 45 days after the closing or (ii) declared effective within 105 days after the closing, then we must pay in cash to each Purchaser 1.0% of the Purchaser’s aggregate purchase price of the Shares for the first month, as well as an additional 1.5% of the Purchaser’s aggregate purchase price per month (on a pro-rated basis), beyond the first month, during which Valentis has not complied with the foregoing.

Furthermore, in the event we must suspend use of the registration statement for greater than 20 consecutive days or a total of 40 days in the aggregate during the time Valentis is required to keep the registration statement effective under the Rights Agreement, then we must pay to each Purchaser in cash 1.0% of the Purchaser’s aggregate purchase price of the Shares for the first month, as well as an additional 1.5% of the Purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statement has been suspended.  We currently expect to be required to maintain availability of the registration statement for at least two years following the closing.  In addition, if we issue any additional shares under the antidilution provisions of the Purchase Agreement, we would be required to register those shares as well.

As of December 31, 2003, Valentis had $10.1 million in cash and cash equivalents compared to $3.3 million at June 30, 2003. The increase of $6.8 million in cash and cash equivalents relates primarily to the $4.9 million of net proceeds that had been received as of December 31, 2003 from the private placement discussed above, and the $6.5 million license fee received from ALZA Corporation/Johnson & Johnson under a license and settlement agreement, partially offset by funding of ongoing operations and capital expenditures. The Company’s capital expenditures were approximately $5,000 and $21,000 for the six months ended December 31, 2003 and 2002, respectively. The Company expects its research and development, general and administrative and capital expenditures to remain at approximately the same levels for the foreseeable future as those levels incurred in the quarters ended September 30, 2003 and December 31, 2003.

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2003, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph stated the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $14.9 million for the year ended June 30, 2003, and our accumulated deficit was $207.1 million at June 30, 2003 and (ii) our cash and cash equivalents balance at June 30, 2003 was $3.3 million. Management’s plans as to these matters are described below.

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

Based upon the Company’s current operating plan, it anticipates that its cash and cash equivalents as of December 31, 2003, together with the $4.5 million of net proceeds that were received in the first calendar quarter of 2004 from the private placement discussed above, will enable it to maintain its current and planned operations at least through December 31, 2004, in the absence of additional financial resources. The company will be required to seek additional sources of funding to complete development and commercialization of its products.  In an effort to seek additional sources of financing, the Company may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than it would otherwise seek to obtain.

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

The Company’s operating facilities are located in approximately 45,000 square feet of space in Burlingame, California. Valentis leases its facilities under operating leases. These leases expire between December 2004 and October 2007 with renewal options at the end of the initial terms of the facilities leases. Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at December 31, 2003, are as follows (in thousands):

Year ended June 30,	Operating Leases
2004 (Remaining term)	$284
2005	385
2006	249
2007	256
2008	65
$1,239

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $39.5 million, $34.5 million and $15.7 million for our fiscal years ended June 30, 2001, 2002 and 2003, respectively, For the six months ended December 31, 2003, we generated income from operations of approximately $562,000, primarily due to the recognition of a one-time license revenue of $6.5 million in July 2003 as a result of the resolution of a patent infringement litigation.  As of December 31, 2003, we had an accumulated deficit totaling approximately $206.5 million. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our gene-based products.  Our ability to achieve profitability depends on successful completion of clinical trials, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this prospectus.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to achieve profitability depends upon our research and development efforts and whether we can successfully develop and commercially introduce our products, which will require extensive additional research and development and may never result in successful products.

Our future success is dependent upon, among other factors, our ability to develop working products, including our DELTAVASC™ product, which is a formulation of the angiogenesis gene Del-1 with a polymer delivery vehicle. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that our research and development efforts will be successful. Gene therapeutics is a new field and may not lead to commercially viable pharmaceutical products.

We are subject to extensive government regulation by the FDA and others, including completion of clinical trials, which may cause us to delay or withdraw the introduction of our products.

Under the Federal Food, Drug and Cosmetic Act and the related regulations, the Food and Drug Administration, or FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures. Similarly, our ability to commercially introduce our products outside the United States is subject to stringent government regulation by foreign government agencies. Our lead product, DELTAVASC™ is currently undergoing Phase II clinical trials in the United States, and based on the currently projected patient enrollment schedule, we expect the trial data to be available at the end of September 2004.  DELTAVASC™ is a novel cardiovascular product designed to grow new blood vessels in patients suffering from peripheral arterial disease and will require significant additional clinical testing. The clinical testing and FDA approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all.

Even if we successfully complete the required preclinical testing and clinical trials, we may not be able to obtain the regulatory approvals necessary to market our gene therapy and other products in the United States or abroad. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products or whether we will be able to obtain those regulatory approvals at all. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the successful outcome of clinical trial of our products and we cannot assure you that clinical testing will be completed successfully within any specific time period.

We are currently supporting primarily the ongoing DELTAVASC™ Phase II clinical trial. The DELTAVASC™ clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at 18 centers in the United States. This clinical trial is a study performed within the FDA guidelines regarding whether patients suffering from peripheral arterial disease can grow new blood vessels after being treated with DELTAVASC™ compared to patients given the placebo. In order to introduce and market our products, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials the safety and efficacy of our drugs. We have limited experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects and other factors which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. While many of these risks are common to biotechnology companies in general, in light of the issues raised in 2000 when the FDA stopped a gene therapy clinical trial due to the death of a patient, we may face greater risks in this area than other biotechnology companies because of our focus on gene-based therapeutics.

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time, effort and financial and human resources. This process may take a number of years. We cannot assure you that our Phase II or Phase III clinical testing will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory bodies of other countries. In addition, after marketing approval is granted, the FDA or other government agencies in other countries may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product or products for an extended period of time. If the future results of any clinical trial regarding our products fails to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products would be adversely affected and our business would be harmed.

The results of our early Phase I and Phase II clinical trials were based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase II clinical trials for efficacy typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products in larger patient populations would have a material adverse affect on our business that would cause our stock price to decline significantly.

We must be able to continue to secure additional financing in order to continue our operations, which might not be available or which, if available, may be on terms that are not favorable to us.

                                                The continued development and clinical testing of our potential products will require substantial additional financial resources. Our future funding requirements will depend on many factors, including:

•                                          scientific progress in our research and development programs;

•                                          size and complexity of such programs;

•                                          scope and results of preclinical studies and clinical trials;

•                                          time and costs involved in obtaining FDA and other regulatory approvals;

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

We will have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and must fund our operations through additional third party financing. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

We may also take actions to conserve our cash resources through reductions in our personnel, delaying or scaling back our development program or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions would materially adversely affect our business, financial condition and results of operations.

The future success of our business depends on our ability to attract and retain corporate partners to develop, introduce and market our gene therapy and other products.

Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy and other products. We currently have no corporate partners for our DELTAVASC™ product, and are seeking partners to develop, introduce and market our products. We face intense competition from many other companies for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business will be materially and adversely affected.

Our strategy and any reliance on corporate partners, if we are able to establish such collaborative relationships, are subject to additional risks. Our partners may not devote sufficient resources to the development, introduction and marketing of our products or may not pursue further development and commercialization of products resulting from collaborations with us. If a corporate partner elects to terminate its relationship with us, our ability to develop, introduce and market our products may be significantly impaired and we may be forced to discontinue the product altogether. We may not be able to negotiate alternative corporate partnership agreements on acceptable terms, if at all. The failure of any future collaboration efforts could have a material adverse effect on our ability to develop, introduce and market our products and, consequently, could have a material adverse effect on our business, results of operations and financial condition.

Adverse events in the field of gene therapy may negatively impact regulatory approval or public perception of our potential products.

The death in 2000 of a patient undergoing a physician-sponsored, viral-based gene therapy trial has been widely publicized. Following this death and publicity surrounding the field of gene therapy, the FDA appears to have become more restrictive regarding the conduct of gene therapy clinical trials. This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our gene therapy clinical trials. In addition, the negative publicity around the field of gene therapy appears to have affected patients’ willingness to participate in some gene therapy clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of gene therapy for the prevention or treatment of human diseases. Negative public reaction to gene therapy in general could result in stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for products we may develop.

We face strong competition in our market and competition from alternative treatments in the biopharmaceuticals market.

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics For example, we are aware that Vical Inc., Targeted Genetics Corp., GenVec, Inc., Cell Genesys, Inc., Avigen, Inc., Introgen and Corautus are also engaged in developing gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or indirectly. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, the existence of competing products and treatments and general economic conditions. Some competitors have substantially greater financial, research, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing collaborative relationships. In addition, gene therapy is a new and rapidly evolving field and is expected to continue to undergo significant and rapid technological change, which could render our products obsolete.

We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. Our competitors, academic and research institutions or others may develop safer, more effective or less costly biologic delivery systems, gene-based therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we do. Any such developments could seriously harm our business, financial condition and results of operations.

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

We rely on patents and other proprietary rights to protect our intellectual property and any inability to protect our intellectual property rights would adversely impact our business.

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our gene-therapy products that are significant to the development of our business. We have been issued 63 United States patents and 27 foreign patents on the technologies related to our products and processes. We have approximately 30 pending patent applications in the United States and 97 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to or independently developed by competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

We could become subject to litigation regarding our intellectual property rights, which could seriously harm our business.

In previous years, there has been significant litigation in the United States involving patents and other intellectual property rights. Competitors in the biotechnology industry may use intellectual property litigation against us to gain advantage. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation, if successful, also could force us to stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or redesign the products that use the technology. We may also be required in the future to initiate claims or litigation against third parties for infringement of our intellectual property rights to protect these rights or determine the scope or validity of our intellectual property or the rights of our competitors. These claims could result in significant expenditures to pursue and the diversion of our technical and management personnel. If we are forced to take any of these actions, our business may be seriously harmed.

Any claims, with or without merit and regardless of whether we prevail in the dispute, would be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from developing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition.

We rely on third party contractors to manufacture our product and our failure to effectively manage our relationships with these contractors could adversely affect our ability to market and sell our products.

We do not manufacture any of our products, including our DELTAVASC™ product, and instead rely on third party contract manufacturers. We currently do not have long-term supply contracts with any of our third party contractors. None of our contract manufacturers is obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. In addition, the successful commercialization of our products on a large scale will require that we effectively transfer production processes from our research and development lab to such third party’s manufacturing process and effectively coordinate with our contract manufacturers. Although we have a license agreement with DSM Biologics for the manufacture and supply of plasmid DNA, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We expect to depend on our contract manufacturing partner, Cangene Corporation, or another contract manufacturer for commercial-scale manufacturing of our products. Our contract manufacturing partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce, market and sell sufficient products and our business will be harmed.

We may experience delays in our ongoing clinical trials or regulatory approval of our products as a result of failures by our contract manufacturers to comply with FDA manufacturing practices and requirements.

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA’s general biological product standards and also may be subject to state regulation. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials and adversely affect our business. We cannot assure you that our contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements. As we have experienced, the failure of our contract manufacturer to comply with good manufacturing practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Del-1 peripheral arterial disease, or PAD, clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Del-1

PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have manufactured new material at another manufacturing site. If we were to discover other problems, the FDA could suspend or further delay our clinical trials or place restrictions on our ability to conduct clinical trials, including the mandatory withdrawal of the product from the clinical trials.

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products that could subject us to unanticipated environmental liability and would adversely affect our results of operations.

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. We are subject to federal, state and local environmental laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

We depend on key personnel to develop our products and, if we are unable to hire additional personnel due to the intense competition in the Bay Area and other obstacles in recruiting qualified personnel for key management, scientific and technical positions, our business may suffer.

Our ability to attract and retain management, scientific and technical staff to develop our potential products and formulate our research and development strategy is a critical factor in determining whether we will be successful in the future. The San Francisco Bay Area, where our corporate headquarters and clinical development center is located, is home to a large number of biotechnology and pharmaceutical companies, and there is a limited number of qualified individuals to fill key scientific and technical positions. Competition for highly skilled personnel is intense and we may not be successful in attracting and hiring qualified personnel to fulfill our current or future needs.

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of January 31, 2004, we had a total of 19 employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

The concentration of ownership among our executive officers, directors and their affiliates may delay or prevent a change in our corporate control and prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control in excess of 40% of the outstanding shares of common stock, with over 35% of the outstanding shares held by two such entities, Perseus-Soros BioPharmaceutical Fund, L.P. and Diaz & Altschul Capital Management, LLC. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of the shares of our common stock has been and may continue to be highly volatile. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•                                          results of our clinical trials and preclinical studies, or those of our competitors;

•                                          our ability to attract and retain corporate partners;

•                                          negative regulatory action or regulatory approval with respect to our products or our competitors’ products;

•                                          developments related to our patents or other proprietary rights or those of our competitors;

•                                          announcements by us or our competitors of new products, technological innovations, contracts, acquisitions, corporate partnerships or joint ventures;

•                                          changes in our eligibility for continued listing of our common stock on The Nasdaq SmallCap Market; and

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

We have received a “going concern” opinion from our independent auditors, which may negatively impact our business.

We have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that our recurring operating losses and declining cash and investment balances have raised substantial doubt about our ability to continue as a going concern. Any doubt about our ability to continue as a going concern will adversely affect our ability to enter into collaborative relationships with business partners and our ability to sell our products.

In January 2004, we completed a private placement of our common stock, which raised $10.0 million. Despite this financing, we may need to raise additional funds in the future to continue our operations. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital and dispel any continuing doubts about our ability to continue as a going concern enterprise will have a material adverse effect on our business, financial condition and results of operations.

There are no assurances that we can maintain our listing on The Nasdaq SmallCap Market and the failure to maintain listing could adversely affect the liquidity and price of our common stock.

On January 31, 2003, our common stock began trading on The Nasdaq SmallCap Market pursuant to an exception from delisting which requires us to, among other things, on or before September 30, 2003, file with the SEC and Nasdaq the Form 10-K for the fiscal year ending June 30, 2003 evidencing our continued compliance with the $2.5 million minimum stockholders’ equity requirement and all other requirements for continued listing on The Nasdaq SmallCap Market. In addition to the foregoing, we must be able to demonstrate an ability to sustain compliance with all requirements for continued listing on The Nasdaq SmallCap Market. As evidenced by our Annual Report on Form 10-K filed with the SEC on September 29, 2003, we are currently in compliance with the $2.5 million minimum stockholders’ equity requirement, and we believe that we are currently in compliance with all other requirements for continued listing on The Nasdaq SmallCap Market.

Nasdaq has notified us that in the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq SmallCap Market, including Nasdaq’s corporate governance criteria, our securities will be delisted from The Nasdaq Stock Market. If our securities are delisted from The Nasdaq Stock Market, the trading of our common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq SmallCap Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

If we fail to manage growth effectively, our business could be disrupted which could harm our operating results.

If any of our products successfully complete clinical trials and receive FDA approval, we may experience growth in our business. We must be prepared to expand our workforce and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

If our facilities were to experience an earthquake or other catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. All of our research and development activities, our corporate headquarters and other critical business operations are located near major earthquake faults in Burlingame, California. Any such loss at any of our facilities could disrupt our operations, delay development of our products and result in large expense to repair and replace our facilities. We currently do not maintain insurance policies protecting against catastrophic loss, except for fire insurance with coverage amounts normally obtained in our industry.

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

2003
Cash equivalents
Fixed rate	$8,975
Average rate	1.02%
Short-term investments
Fixed rate	—
Average rate	—
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$8,975
Average rate	1.02%

ITEM 4. CONTROLS AND PROCEDURES

Our management have evaluated, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Senior Director of Finance and Controller, who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Senior Director of Finance and Controller concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 2, 2003, we entered into a securities purchase agreement, pursuant to which the purchasers named therein purchased, and we issued and sold in December and January 2004 an aggregate of 4,878,047 shares of our common stock at a price of $2.05 per share for aggregate gross proceeds of approximately $10.0 million in cash. In addition, the purchasers were issued five-year warrants which are exercisable for up to an additional 1,951,212 shares our common stock at a price of $3.00 per share. The shares of common stock and warrants to purchase common stock were issued and sold to several new investors and certain current investors, including Perseus-Soros Biopharmaceutical Fund, LP.  Wells Fargo Securities LLC acted as our exclusive placement agent for the private placement and was paid a cash fee of $400,000, plus reimbursement of expenses.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 30, 2003 in Burlingame, California.  Of the 5,777,210 shares outstanding as of the record date, 3,514,933 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders are as follows:

1.                                       To elect two (2) directors to serve for the ensuing year or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Reinaldo M. Diaz	3,505,489	9,444
Mark D. McDade	3,506,634	8,299

2.                                       To approve an amendment to the Amended and Restated 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 950,000 shares from 750,000 shares to 1,700,000 shares.

Votes for:	3,176,575
Votes against	338,320
Votes abstaining:	38

3.                                       To approve an amendment to the Amended and Restated 1998 Non-Employee Directors’ Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 150,000 shares from 225,000 shares to 375,000 shares.

Votes for:	3,174,826
Votes against	340,042
Votes abstaining:	65

4.                                       To approve the proposed sale and issuance, in a private placement to certain investors, of up to 4,878,049 shares of Valentis common stock, par value $0.001 per share, at a purchase price of $2.05 per share and warrants to purchase up to an additional 1,951,220 shares of Valentis common stock at an exercise of $3.00 per share, resulting in aggregate gross proceeds to the Company of up to $10,000,000, is hereby approved.

Votes for:	3,501,722
Votes against	12,088
Votes abstaining:	1,123

5.                                       To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending June 30, 2004.

Votes for:	3,512,635
Votes against	2,163
Votes abstaining:	135

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

b.	Reports on Form 8-K

On November 21, 2003, Valentis filed a current report on Form 8-K regarding the announcement of results for its first fiscal quarter ended September 30, 2003.

On December 31, 2003, Valentis filed a current report on Form 8-K regarding the private placement of an aggregate of 3,153,711 shares of its common stock at a purchase price of $2.05 per share and warrants exercisable for up to 1,261,484 additional shares of common stock at an exercise price of $3.00 per share with gross proceeds to the Company of approximately $6.5 million.

On February 5, 2004, Valentis filed a current report on Form 8-K regarding the completion of its private placement, the sale and issuance of an additional 1,724,336 shares of its common stock at a purchase price of $2.05 per share, warrants exercisable for up to an additional 689,728 shares of common stock at an exercise price of $3.00 per share and the receipt of additional gross proceeds of approximately $3.5 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: February 17, 2004	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2004	/s/ JOSEPH A. MARKEY
Joseph A. Markey
Senior Director of Finance and Controller (Principal Financial and Accounting Officer)