Form 10-Q
period 2004-03-31
VALENTIS INC
filed 2004-05-17
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 10,682,465 as of May 14, 2004.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	June 30, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,252	$3,290
Short-term investments	4,627	—
Interest and other receivables	86	187
Prepaid expenses and other current assets	691	642
Total current assets	12,656	4,119
Property and equipment, net	413	1,511
Goodwill	409	409
Other assets	39	39
Total assets	$13,517	$6,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104	$166
Accrued compensation	791	458
Accrued clinical trial costs	1,415	400
Other accrued liabilities	1,061	2,281
Deferred revenue	100	175
Current portion of long-term debt	—	9
Total current liabilities	3,471	3,489
Stockholders’ equity:
Common stock	11	6
Additional paid-in capital	220,617	210,399
Accumulated other comprehensive loss	(697)	(746)
Accumulated deficit	(209,885)	(207,070)
Total stockholders’ equity	10,046	2,589
Total liabilities and stockholders’ equity	$13,517	$6,078

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
License and other revenue	$334	$1,063	$7,438	$2,658
Total revenue	334	1,063	7,438	2,658

Operating expenses:
Research and development	2,733	2,283	7,419	7,814
General and administrative	933	1,773	2,789	7,256
Restructuring charge	—	—	—	832
Total operating expenses	3,666	4,056	10,208	15,902
Loss from operations	(3,332)	(2,993)	(2,770)	(13,244)

Interest income	28	16	55	103
Interest expense and other, net	(55)	(49)	(100)	332
Net loss	(3,359)	(3,026)	(2,815)	(12,809)

Deemed dividends – Accretion of warrants, issuance costs, and beneficial conversion feature	—	(3,684)	—	(4,972)
Adjustment resulting from the reduction in the Series A preferred stock conversion price	—	(22,293)	—	(22,293)
Dividends on convertible preferred stock	—	(112)	—	(882)
Net loss applicable to common stockholders	$(3,359)	$(29,115)	$(2,815)	$(40,956)

Basic and diluted net loss per share applicable to common stockholders	$(0.34)	$(6.61)	$(0.40)	$(17.92)

Weighted-average shares used in computing net loss per common share	9,924	4,402	7,033	2,286

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,815)	$(12,809)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,103	1,432
Gain on disposal of property and equipment	(8)	(99)
Stock options granted to non-employees for services rendered	35	—
401(k) stock contribution matching expense	55	—
Changes in operating assets and liabilities:
Interest and other receivables	101	408
Prepaid expenses and other assets	(49)	(114)
Deferred revenue	(75)	125
Accounts payable	(62)	184
Accrued liabilities	674	(1,673)
Foreign currency translation adjustment	53	(250)
Net cash used in operating activities	(988)	(12,796)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(20)
Proceeds from sale of property and equipment	8	126
Purchase of available-for-sale investments	(4,927)	—
Maturities of available-for-sale investments	296	7,892
Net cash provided by (used in) investing activities	(4,628)	7,998

Cash flows from financing activities:
Payments on long-term debt	(9)	(75)
Preferred stock dividends paid in cash	—	(373)
Proceeds from issuance of common stock, net of repurchases and issuance costs	9,587	3
Net cash provided by (used in) financing activities	9,578	(445)

Net increase (decrease) in cash and cash equivalents	3,962	(5,243)
Cash and cash equivalents, beginning of period	3,290	11,212
Cash and cash equivalents, end of period	$7,252	$5,969

Supplemental disclosure of cash flow information:
Interest paid	$—	$10
Schedule of non-cash transactions:
Stock issued for prior year accrued lease termination fee	$433	$—
Stock issued for prior year accrued 401(k) matching expense	$113	$—
Preferred stock dividends declared	$—	$882
Preferred stock dividends paid in common stock	$—	$573
Preferred stock converted into common stock	$—	$30,800
Accretion of preferred stock warrants, beneficial conversion feature and issuance costs	$—	$4,972

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at March 31, 2004 and the results of operations for the interim periods ended March 31, 2004 and 2003. The balance sheet at June 30, 2003 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2004. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2003, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

For the nine months ended March 31, 2004, the Company recorded net loss of approximately $2.8 million, which included the recognition of a one-time license revenue of $6.5 million in July 2003 from a license and settlement agreement resulting from the resolution of a patent infringement litigation. The Company’s accumulated deficit was approximately $209.9 million at March 31, 2004.  We have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. The Company expects to incur substantial losses for the foreseeable future as it proceeds with the research, development and commercialization of its technologies and does not expect to generate revenue from the sale of products in the foreseeable future, if at all.

2.                                      Significant Accounting Policies

Stock-Based Compensation Pro Forma Information

Valentis has elected to follow APB 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options.  Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net loss and loss per share information is required by SFAS 148, “Accounting for Stock-Based compensation—Transition and Disclosure an amendment of FASB Statement No. 123” which requires that the information be determined as if Valentis has accounted for its employee stock options under the fair market value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for loss per share information):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders – as reported	$(3,359)	$(29,115)	$(2,815)	$(40,956)

Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(283)	(108)	(972)	(186)
Net loss applicable to common stockholders – Pro Forma	$(3,642)	$(29,223)	$(3,787)	$(41,142)

Net loss per share applicable to common stockholders – as reported	$(0.34)	$(6.61)	$(0.40)	$(17.92)

Net loss per share applicable to common stockholders – Pro Forma	$(0.37)	$(6.64)	$(0.54)	$(18.00)

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

3.                                      Net Loss Per Share

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to Valentis’ right of repurchase.  Diluted earnings per share includes the effect of options and warrants, if dilutive.  Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss applicable to common stockholders	$(3,359)	$(29,115)	$(2,815)	$(40,956)

Basic and Diluted:
Weighted average shares of common stock outstanding	10,111	4,404	7,230	2,288

Less: Shares in escrow, subject to return	(2)	(2)	(2)	(2)
Less: Shares subject to repurchase	(185)	—	(185)	—
Weighted-average shares of common stock used in computing net loss per share	9,924	4,402	7,033	2,286

Basic and diluted net loss per share	$(0.34)	$(6.61)	$(0.40)	$(17.92)

The computation of basic net loss per share excludes the following shares of common stock, which are outstanding but are held in escrow or subject to Valentis’ right to repurchase:

•                                          A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•                                          A total of 185,000 shares of common stock issued in September 2003 in partial consideration for a lease termination agreement. All of these 185,000 shares were subject to a repurchase option of the Company as of March 31, 2004.

The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive

•                                          Options to purchase 1,686,854 shares of common stock at a weighted average price of $12.84 per share and options to purchase 117,698 shares of common stock at a weighted average price of $172.02 per share for the three months ended March 31, 2004 and 2003, respectively.

•                                          Options to purchase 1,281,143 shares of common stock at a weighted average price of $16.39 per share and options to purchase 134,844 shares of common stock at a weighted average price of $165.14 per share for the nine months ended March 31, 2004 and 2003, respectively.

•                                          Warrants to purchase up to an aggregate of 42,226 shares of common stock at an exercise price of $307.50 per share.

•                                          Warrants to purchase up to an aggregate of 1,951,220 shares of common stock at an exercise price of $3.00 per share.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Loss

Following are the components of comprehensive loss  (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net loss	$(3,359)	$(3,026)	$(2,815)	$(12,809)
Net unrealized loss on available-for-sale securities	(4)	—	(4)	—
Foreign currency translation adjustment	—	146	53	(250)
Comprehensive loss	$(3,363)	$(2,880)	$(2,766)	$(13,059)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2004	June 30, 2003
Unrealized gain (loss) on available-for-sale securities	$(4)	$—
Foreign currency translation adjustments	(693)	(746)
Accumulated other comprehensive loss	$(697)	$(746)

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

Prior to the conversion of the Series A preferred stock to common stock, the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company’s election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the nine months ended March 31, 2003 was 84,336 shares.

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

The accretion of warrants for the three and nine months ended March 31, 2003 was approximately $2.5 million and $3.3 million, respectively. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2003 was approximately $439,000 and $592,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $776,000 and $1.0 million for the three and nine months ended March 31, 2003, respectively, was included in the calculation of net loss applicable to common stockholders.

Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 7), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $111,000 and $881,000 for the three and nine months ended March 31, 2003, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

6.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2004	June 30, 2003
Accrued research and development expenses	$144	$111
Accrued rent	102	174
Accrued lease exit costs	—	665
Accrued property and use taxes	476	503
Accrued legal expenses	106	339
Other	233	489
Total	$1,061	$2,281

7.                                      Capital Restructuring Actions

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

8.                                      Corporate Restructuring Actions

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

In December 2003, we sold and issued 2,651,271 shares of our common stock and warrants to purchase 1,060,508 shares of our common stock under the private placement, resulting in aggregated proceeds of approximately $4.9 million (net of issuance costs of approximately $553,000).

In January 2004, we issued an additional 2,226,778 shares of our common stock and warrants to purchase 890,724 shares of our common stock, representing the sale of the remaining shares authorized for the private placement.  Proceeds to Valentis, net of issuance cost of approximately $29,000, were approximately $4.5 million.

See the “Liquidity and Capital Resources” section in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details.

10.                               Subsequent Event

On April 29, 2004 we made a tender offer to the holders of currently outstanding warrants issued in connection with the private placement of the Company’s common stock in December 2003 and January 2004. The offer provides holders the opportunity to voluntarily amend any or all of their warrants. The amended warrants differ from the outstanding warrants in two ways. First, the amended warrants are exercisable at $2.50 per share, while the outstanding warrants are exercisable at $3.00 per share. Second, the amended warrants permit us to require the holders to exercise any portion of their warrants on a cash basis under certain conditions at any time, while the outstanding warrants permit us to require the holders to exercise their warrants in whole on a cash basis under certain conditions at any time after the first anniversary of the issuance of the warrants. This offer is scheduled to expire on May 27, 2004.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our expectation that Phase II clinical trial data regarding our Deltavasc™ product will be available at the end of September 2004 and our intention to seek revenue from the licensing of our proprietary manufacturing technologies.  Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of Deltavasc™ development, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of any Deltavasc™ product. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable gene-based product or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described below and other risks detailed in our reports filed with the Securities and Exchange Commission.

OVERVIEW

THE COMPANY	We are a biopharmaceutical Company that focuses on cardiovascular product development. DELTAVASC™, our lead product, is being developed for therapeutic angiogenesis (formation of new blood vessels)

DELTAVASC™ - THE LEAD PRODUCT

DELTAVASC™ is a novel treatment for patients suffering from poor blood flow in their legs. Specifically, Valentis’ product addresses the intermittent claudication form of peripheral arterial disease, a multi-billion dollar market. DELTAVASC™ is based on the novel Del-1 angiogenesis gene, formulated with a Valentis PINC® proprietary polymer delivery system.

MARKET OPPORTUNITY

It is estimated that 14 to 18 million people in the United States suffer from peripheral arterial disease. Symptoms of the intermittent claudication form of peripheral arterial disease include leg pain during exercise due to a lack of adequate blood flow. Current treatments for intermittent claudication are limited due to lack of efficacy and undesirable side effects. The estimated market for a safe and efficacious product to treat intermittent claudication is in excess of $1 billion.

ONGOING PHASE II TRIAL

We continue to advance our lead product, DELTAVASC™, through a Phase II clinical trial. The trial is a one hundred-patient, randomized, double blind, placebo-controlled trial that is being conducted at approximately 20 centers around the United States.  On March 30th, 2004, we announced the completion of patient enrollment in this Phase II clinical trial and we expect the trial data to be available at the end of September 2004.

PHASE I TRIAL RESULTS

The Phase I trial results demonstrated that DELTAVASC™ was well tolerated at all dose levels tested. While the focus of the trial was to demonstrate safety, there was an indication of dose and dosing pattern-related product efficacy as measured by exercise tolerance.

FOLLOW-ON INDICATIONS	We are currently performing preclinical studies to evaluate additional applications of our DELTAVASC™ product including ischemic heart disease.

RECENT FINANCING

In February 2004, Valentis completed a private placement for the sale of $10 million of common stock and warrants to purchase its common stock. The net proceeds of the private placement were approximately $9.4 million. These funds will be used primarily to complete the ongoing Phase II clinical trial of the lead product, DELTAVASC™, as well as for other general corporate purposes and working capital.

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

PROPRIETARY TECHNOLOGIES

Our synthetic gene delivery systems are designed to provide efficient delivery after intramuscular, intravenous or intratumoral administration. These delivery systems are designed to enhance cellular distribution and uptake of genes in vivo and to permit the achievement of therapeutic levels of proteins.

Our PINC™ (Polymeric Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors.

Our GeneSwitch® gene regulation technology permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® gene regulation technology can be delivered with a polymer delivery system and electroporation. This can allow for controlled production of therapeutic proteins from muscle tissue for prolonged periods. In research applications, and particularly with transgenics, the GeneSwitch® system is widely appreciated for its ability to permit the study of otherwise lethal mutations.

Our expertise can assist in the selection of appropriate PINC™ polymers or other synthetic delivery technologies depending on the indication.  We have undertaken a licensing strategy and licensing opportunities for its technologies are available.

MANUFACTURING STRENGTHS

We have devoted substantial resources for the development of scaleable, proprietary GMP manufacturing for plasmid DNA-based therapeutics. We have demonstrated that we can successfully manufacture plasmid DNA containing therapeutic genes from lab scale to commercial scale. Our methods are distinctive because they are scaleable such that we believe the same process can be used at all scales. In addition to being of direct benefit to us in our development of products, we intend to seek revenue from the licensing of our proprietary manufacturing technologies.

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2004, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At March 31, 2004, our accumulated deficit was approximately $209.9 million.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K and Form 10-K/A for the year ended June 30, 2003 filed with the SEC on September 29, 2003 and October 28, 2003, respectively.

Revenue

Revenue recognized in the three and nine months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
License and other revenue:
ALZA Corporation	$—	$—	$6,500	$—
Milestone	250	—	250	—
Other	84	1,063	688	2,658
Total revenue	$334	$1,063	$7,438	$2,658

Changes in revenue for the three and nine months ended March 31, 2004 and 2003 are explained below:

•                                          In July 2003, PolyMASC Pharmaceuticals, our wholly owed subsidiary, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson.  Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in the quarter ended September 30, 2003.

•                                          The milestone revenue for the three and nine months ended March 31, 2004 primarily reflects a milestone payment received in March 2004 under a non-exclusive license agreement related to our DNAVAXTM delivery technology.

•                                          Other revenue resulted primarily from several license agreements for our GeneSwitch® gene regulation technology.  For the three months ended March 31, 2004, other revenue was approximately $84,000, a decrease of approximately $979,000 from the corresponding period in 2003.  For the nine months ended March 31, 2004, other revenue was $688,000, a decrease of approximately $2.0 million from the corresponding period in 2003.  Other revenue in 2003 primarily reflects the $1.0 million revenue recognized in December 2002 from a license agreement with GlaxoSmithKline and the approximately $989,000 revenue recognized in January 2003 from a license agreement with Schering A.G.

Operating Expenses

Research and development expenses increased approximately $400,000 to approximately $2.7 million for the quarter ended March 31, 2004, compared to approximately $2.3 million for the corresponding period in 2003.  The increase was primarily attributable to increased clinical trial expenses for the Del-1 PAD Phase II clinical trial, which was initiated in July 2003.  For the nine months ended March 31, 2004, research and development expenses decreased approximately $400,000 to approximately $7.4 million, compared to approximately $7.8 million for the corresponding period in 2003.  The decrease was primarily attributable to staff reductions in October 2002 (see Note 8 “Corporate Restructuring Actions” in our Notes to the unaudited condensed Consolidated Financial Statements), offset in part by increased clinical trial expenses for the Del-1 PAD Phase II clinical trial, which was initiated in July 2003.

Our research and development expenses currently include costs for scientific personnel, animal studies, supplies, equipment, consultants, patent filings, overhead allocation, human trials and sponsored research at academic and research institutions.  The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps—beginning with identification of a potential target and including, among others, proof of concept in animal studies and Phase I, II, and III clinical studies in humans—each of which is typically more expensive than the previous step. We expect research and development spending to remain at approximately the level incurred in the quarter ended March 31, 2004 for the foreseeable future.

General and administrative expenses decreased approximately $840,000 to approximately $933,000 for the quarter ended March 31, 2004, compared to approximately $1.8 million for the corresponding period in 2003.  For the nine months ended March 31, 2004, general and administrative expenses decreased approximately $4.5 million to approximately $2.8 million, compared to approximately $7.3 million for the corresponding period in 2003.  The decreases were attributable primarily to staff reductions in October 2002 (see Note 8 “Corporate Restructuring Actions” in our Notes to the unaudited condensed Consolidated Financial Statements) and the decrease of professional fees incurred due to the resolution of the patent infringement litigation against ALZA.  We expect general and administrative spending to remain at approximately the level incurred in the quarter ended March 31, 2004 for the foreseeable future.

Interest Income and Expense and Other, net

Interest income and expense and other, net, increased approximately $6,000 to approximately a net interest and other expense of $27,000 for the three months ended March 31, 2004, compared to a net interest and other expense of approximately $33,000 in the corresponding period of 2003, due to foreign currency exchange adjustments.  For the nine months ended March 31, 2004, interest income and expense and other, net, decreased approximately $480,000 to approximately a net interest and other expense of $45,000, compared to a net interest and other income of approximately $435,000 in the corresponding period of 2003, due to foreign currency exchange adjustments.

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

The accretion of warrants for the three and nine months ended March 31, 2003 was approximately $2.5 million and $3.3 million, respectively. The accretion of the beneficial conversion feature for the three and nine months ended March 31, 2003 was approximately $439,000 and $592,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature was included in the calculation of net loss applicable to common stockholders.

Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $776,000 and $1.0 million for the three and nine months ended March 31, 2003, respectively, was included in the calculation of net loss applicable to common stockholders.

Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 7 of the Notes to the Unaudited Condensed Consolidated Financial Statements), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the three and nine months ended March 31, 2003.

Dividends on Series A Preferred Stock

Prior to the conversion of all outstanding shares of the Series A preferred stock into common stock in January 2003, the Series A preferred stockholders were entitled to cumulative dividends on the Series A preferred stock, which were calculated at the rate of 5% per annum and were approximately $111,000 and $881,000 for the three and nine months ended March 30, 2003, respectively. These dividends were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

Critical Accounting Estimates

We believe the clinical trial expense accounting policy represents our most significant estimates used in the preparation of our consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been reasonably accurate in the past. We expect our estimates and assumptions for clinical trial expenses to be reasonably accurate in the future.

LIQUIDITY AND CAPITAL RESOURCES

In December 2003 and the first calendar quarter of 2004, we completed the sale and issuance, in a private placement to certain investors, of 4,878,049 shares of our common stock at a purchase price of $2.05 per share along with warrants, exercisable for a five-year period, to purchase an additional 1,951,220 shares of our common stock at an exercise price of $3.00 per share.  Aggregated proceeds to us were approximately $9.4 million, net of issuance costs of approximately $600,000.

The primary use of proceeds from the private placement is to complete the ongoing Phase II clinical trials of our lead product, DELTAVASC™, as well as for other general corporate purposes and working capital.

Pursuant to a purchase agreement under the private placement, in the event that we issue additional shares of common stock within one year of the closing in certain non-exempt transactions for a price less than the average of the closing bid prices per share of its common stock on the Nasdaq SmallCap Market during the 5 trading days immediately preceding such issuance (the “Threshold Price”), then we will be obligated to issue additional shares to the purchasers of our common stock and warrants in the private placement. We will not receive any proceeds from the issuance of these additional shares. The number of these additional shares which would be issuable to each purchaser under this provision would be equal to the difference between the purchase price of $2.05 per share and the Threshold Price, divided by the Threshold Price, multiplied by the number of shares of our common stock the purchaser has purchased in the private placement.  In addition, in that event, the exercise price of the warrants would be proportionally reduced. The shares of our common stock issued in the private placement, warrants and shares issuable upon exercise of the warrants are restricted securities as that term is defined in the Securities Act of 1933, as amended.

In addition, we entered into a registration rights agreement with the purchasers in the private placement. Pursuant to the registration rights agreement, we filed with the Securities and Exchange Commission a registration statement related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants.  The registration statement was declared effective by the Securities and Exchange Commission on March 4, 2004.

In the event we must suspend use of the registration statement for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreement, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statement has been suspended.  We currently expect to be required to maintain availability of the registration statement for at least two years following the closing.  In addition, if we issue any additional shares under the antidilution provisions of the purchase agreement, we would be required to register those shares as well.

As of March 31, 2004, we had $11.9 million in cash, cash equivalents and short-term investments compared to $3.3 million of cash and cash equivalents at June 30, 2003. The increase of $8.6 million relates primarily to the $9.4 million of net proceeds received from the private placement discussed above, and the $6.5 million license fee received from ALZA Corporation/Johnson & Johnson under a license and settlement agreement, partially offset by funding of ongoing operations and capital expenditures. Our capital expenditures were approximately $5,000 and $20,000 for the nine months ended Mach 31, 2004 and 2003, respectively. We expect our quarterly research and development, general and administrative and capital expenditures to remain at approximately the same levels for the foreseeable future as the levels incurred in the quarter ended March 31, 2004.

Net cash used in operating activities decreased approximately $11.8 million to approximately $1.0 million for the nine months ended March 31, 2004, compared to approximately $12.8 million for the corresponding period in 2003.The decrease in net cash used in operating activities was primarily attributable to the $6.5 million license fee received from ALZA Corporation/Johnson & Johnson; lower cash disbursements resulting from staff reductions in October 2002; and decreased legal expenses due to the resolution of the patent infringement litigation against ALZA. These decreases were offset in part by increased clinical trial expenditures.

Net cash used in investing activities was approximately $4.6 million for the nine months ended March 31, 2004, which primarily related to the purchases of marketable securities.  Net cash provided by investing activities was approximately $8.0 million for the nine months ended March 31, 2003, which primarily reflects the maturities of marketable securities.

Net cash provided by financing activities was approximately $9.6 million for the nine months ended March 31, 2004, which consisted primarily of the $9.4 million of net proceeds received from the private placement announced in December 2003.  Net cash used by financing activities was approximately $445,000 for the nine months ended March 31, 2003, which related primarily to the payments of preferred stock dividends.

As discussed in our Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended June 30, 2003, we have received a report from our independent auditors covering the consolidated financial statements for the fiscal year ended June 30, 2003 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph stated the following conditions which raise substantial doubt about our ability to continue as a going concern: we have incurred recurring operating losses since inception, including a net loss of $14.9 million for the year ended June 30, 2003, and our accumulated deficit was $207.1 million at June 30, 2003 and our cash and cash equivalents balance at June 30, 2003 was $3.3 million. Management’s plans as to these matters are described below.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.  We expect that proceeds received from any future issuance of stock will be used for similar purposes.

Based upon our current operating plan, we anticipate that our cash, cash equivalents and short-term investments as of March 31, 2004 will enable us to maintain our current and planned operations at least through December 31, 2004, in the absence of additional financial resources. We will be required to seek additional sources of funding to complete development and commercialization of our products.

We are currently seeking additional collaborative agreements and licenses with corporate partners and may seek additional funding through public or private equity or debt financing or merger of its business.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

SUBSEQUENT EVENT

On April 29, 2004 we made a tender offer to the holders of currently outstanding warrants issued in connection with the private placement of the Company’s common stock in December 2003 and January 2004. The offer provides holders the opportunity to voluntarily amend any or all of their warrants. The amended warrants differ from the outstanding warrants in two ways. First, the amended warrants are exercisable at $2.50 per share, while the outstanding warrants are exercisable at $3.00 per share. Second, the amended warrants permit us to require the holders to exercise any portion of their warrants on a cash basis under certain conditions at any time, while the outstanding warrants permit us to require the holders to exercise their warrants in whole on a cash basis under certain conditions at any time after the first anniversary of the issuance of the warrants. This offer is scheduled to expire on May 27, 2004.

We made this offer to enable us to require holders of the outstanding warrants to exercise their warrants on a cash basis before the first anniversary of the issuance of the warrants. We want to be able to require the holders to exercise their warrants so that we can raise additional working capital to be used, among other things, for general corporate purposes.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $15.7 million, $34.5 million and $39.5 million, for our fiscal years ended June 30, 2003, 2002 and 2001, respectively, For the nine months ended March 31, 2004, we generated a loss from operations of approximately $2.8 million, which included the recognition of one-time license revenue of $6.5 million in July 2003 from a license and settlement agreement resulting from the resolution of a patent infringement litigation.  As of March 31, 2004, we had an accumulated deficit totaling approximately $209.9 million. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our gene-based products.  Our ability to achieve profitability depends on successful completion of clinical trials, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this quarterly report on Form 10-Q.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and related regulations, the Food and Drug Administration, or FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs and biologics in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures. Similarly, our ability to commercially introduce our products outside the United States is subject to stringent government regulation by foreign government agencies. Our lead product, DELTAVASC™ is currently undergoing Phase II clinical trials in the United States, and based on the completion of patient enrollment in March 2004, we expect the trial data to be available at the end of September 2004.  DELTAVASC™ is a novel cardiovascular product designed to grow new blood vessels in patients suffering from peripheral arterial disease and will require significant additional clinical testing. The clinical testing and FDA approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all.

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

We are dependent on the successful outcomes of clinical trial of our products and we cannot assure you that clinical testing will be completed successfully within any specific time period.

We are currently supporting primarily the ongoing DELTAVASC™ Phase II clinical trial. The DELTAVASC™ clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at approximately 20 centers in the United States. This clinical trial is a study performed within the FDA regulations and guidelines regarding whether patients suffering from peripheral arterial disease can grow new blood vessels after being treated with DELTAVASC™ compared to patients given the placebo. In order to introduce and market our products, we must be able to, among other things, demonstrate safety and efficacy with substantial evidence from well-controlled clinical trials. We have limited experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects and other factors which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. While many of these risks are common to biotechnology companies in general, in light of the issues raised in 2000 when the FDA stopped a gene therapy clinical trial due to the death of a patient, we may face greater risks in this area than other biotechnology companies because of our focus on gene-based therapeutics.

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

The results of early Phase I and Phase II clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

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

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our gene-therapy products that are significant to the development of our business. We have been issued 58 United States patents and 71 foreign patents on the technologies related to our products and processes. We have approximately 20 pending patent applications in the United States and 72 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

We do not manufacture any of our products, including our DELTAVASC™ product, and instead rely on third party contract manufacturers. We currently do not have long-term supply contracts with any of our third party contractors. None of our contract manufacturers is obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. In addition, the successful commercialization of our products on a large scale will require that we effectively transfer production processes from our research and development lab to such third party’s manufacturing process and effectively coordinate with our contract manufacturers. Although we have a license agreement with DSM Biologics for the manufacture and supply of plasmid DNA, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We expect to depend on our contract manufacturing partner, Cangene Corporation, or another contract manufacturer for commercial-scale manufacturing of our products. Our contract-manufacturing partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce, market and sell sufficient products and our business will be harmed.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of April 30, 2004, we had a total of 19 employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

The concentration of ownership among our executive officers, directors and their affiliates may delay or prevent a change in our corporate control and prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates beneficially own or control in excess of 35% of the outstanding shares of common stock, with over 25% of the outstanding shares held by two such entities, Perseus-Soros BioPharmaceutical Fund, L.P. and Diaz & Altschul Capital Management, LLC. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us.

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

On January 31, 2003, our common stock began trading on The Nasdaq SmallCap Market pursuant to an exception from delisting.  Nasdaq has notified us that in the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq SmallCap Market, including Nasdaq’s corporate governance criteria, our securities will be delisted from The Nasdaq Stock Market. If our securities are delisted from The Nasdaq Stock Market, the trading of our common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq SmallCap Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

If we fail to manage growth effectively, our business could be disrupted, which could harm our operating results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investments consist primarily of commercial paper, obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio and long-term debt obligations (in thousands, except percentages).  All of our market risk sensitive instruments mature in 2004.

2004
Cash equivalents
Fixed rate	$6,049
Average rate	0.56%
Short-term investments
Fixed rate	4,627
Average rate	0.48%
Long-term investments
Fixed rate	—
Average rate	—
Total investment securities	$10,676
Average rate	1.04%

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 2, 2003, we entered into a securities purchase agreement, pursuant to which the purchasers named therein purchased, and we issued and sold in December and January 2004 an aggregate of 4,878,047 shares of our common stock at a price of $2.05 per share for aggregate gross proceeds of approximately $10.0 million in cash. In addition, the purchasers were issued five-year warrants, which are exercisable for up to an additional 1,951,212 shares our common stock at an exercise price of $3.00 per share. The shares of common stock and warrants to purchase common stock were issued and sold to several new investors and certain current investors, including Perseus-Soros Biopharmaceutical Fund, LP.  Wells Fargo Securities LLC acted as our exclusive placement agent for the private placement and was paid a cash fee of $400,000, plus reimbursement of expenses.  The issuance of the common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On February 5, 2004, Valentis filed a current report on Form 8-K regarding the completion of its private placement, the sale and issuance of an additional 1,724,336 shares of its common stock at a purchase price of $2.05 per share, warrants exercisable for up to an additional 689,728 shares of common stock at an exercise price of $3.00 per share and the receipt of additional gross proceeds of approximately $3.5 million

On February 18, 2004, Valentis filed a current report on Form 8-K regarding the announcement of results for its second fiscal quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: May 17, 2004	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III
Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2004	/s/ JOSEPH A. MARKEY
Joseph A. Markey
Senior Director of Finance and Controller (Principal Financial and Accounting Officer)