Form 10-K
period 2004-06-30
VALENTIS INC
filed 2004-09-15
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
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

        The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on December 31, 2003 was $14,632,051.

        The number of shares of registrant's common stock outstanding, as of September 14, 2004 was 13,089,006.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the 2004 meeting of stockholders within 120 days after the Registrant's fiscal year ended June 30, 2004 are incorporated herein by reference in Part III of this Report.

VALENTIS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2004

i

PART I

ITEM 1. BUSINESS

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to, among other things, our future financial position, products, business development, strategy and our management's plans and objectives for future operations. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "believe," "may," "will," "intend," "expect," "estimate," "continue," "ongoing," "predict," "potential," and "anticipate" or similar expressions or the negative of those terms or expressions. The reader is cautioned not to put undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. We undertake no obligation to revise or update any such forward-looking statements. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1. Business—Additional Factors That May Affect Future Results," for a detailed description of these significant risks, uncertainties and other factors.

COMPANY OVERVIEW

        Valentis is creating innovative cardiovascular therapeutics. We begin our product development at the stage of a gene or protein with known activity and apply our expertise in formulation, manufacturing, clinical development and regulatory affairs to create products that fill unmet medical needs.

        Valentis has a series of technologies ranging from gene delivery and expression technologies to proprietary formulation and manufacturing technologies that allow us to generate novel therapeutics to treat a wide range of diseases. While Valentis is focusing its efforts on the development of novel cardiovascular therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

        Deltavasc™, the Company's lead product, is based on the Developmentally regulated Endothelial cell Locus-1 (Del-1) angiogenesis gene formulated with a Valentis proprietary PINC™ polymer delivery system. Deltavasc™ is currently in Phase II clinical trials in patients with the intermittent claudication (IC) form of peripheral arterial disease (PAD). The primary endpoint in this trial is improvement in exercise tolerance 90 days after dosing of the product. Valentis expects that the results from this Phase II trial will be available at the end of September 2004. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of Deltavasc™. A negative trial outcome could have a material and adverse effect on the further development of Deltavasc™, negatively affect Valentis' ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See "—Additional Factors That May Affect Future Results" for a description of the risks related to our product development efforts, including risks with regard to the Deltavasc™ PAD Phase II clinical trial.

        The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, which is the Company's headquarters, as well as the center for manufacturing, and clinical and preclinical development.

TECHNOLOGIES

        Valentis' technologies provide novel ways to achieve production of therapeutic proteins in their most natural and active forms at specific sites within the body. Our products contain genes formulated with synthetic delivery systems that are administered to specific tissues where they enter targeted cells. These cells then produce the therapeutic protein or vaccine antigen.

Gene Delivery

        Genes provide the "instructions" for the production of proteins in the body. Specifically, a gene produces the message that a cell will then use to make a protein. For gene-based products to produce a therapeutic effect, the genes for the therapeutic protein of interest must be "delivered" into the nucleus of cells.

        Valentis has developed novel, chemical-based technologies for the delivery of genes. Contrary to other gene delivery approaches, Valentis' technologies do not use a live, genetically altered virus to deliver the gene. Valentis' technologies have clear advantages over other gene delivery technologies in delivery efficiency, cost and ability to repeat dosing.

  PINC™ Polymers

          Valentis has developed synthetic gene delivery systems based on several classes of polymers. Our PINC™ (Polymeric Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues including muscle and solid tumors. The ability of Valentis' polymer delivery systems to enhance cellular distribution and uptake of genes in vivo has resulted in the production of therapeutic levels of proteins.

  CLIC™ Lipids

          Valentis' proprietary cationic lipid delivery systems provide efficient delivery after intravenous, aerosol or intra-tumoral administration. These delivery systems have been used in clinical trials for each of these applications.

  DNAVax™

          Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary DNAVax™ polymer-based delivery systems for intramuscular administration of vaccines provide for higher and more consistent levels of antigen production.

Hermes™ Gene Expression Systems

        Valentis' Hermes™ expression systems are proprietary plasmids developed by the Company. A plasmid is a circle of DNA that includes the gene for a therapeutic protein. Also included in plasmids are elements that control the production of the message from that gene. This message serves as the code or "blueprint" for the production of the therapeutic protein by cells. Once plasmids are delivered into cells, they operate "episomally" which means they are not incorporated in the DNA of the cell.

        Valentis' plasmids have been engineered to provide increased gene expression (production of the message for protein production) and allow cost efficient manufacturing. In our plasmids, we incorporate high expression promoters into proprietary expression cassettes. These proprietary cassettes contain novel untranslated regions with synthetically designed introns. Our plasmids have been selected for increased yield to allow cost efficient manufacturing. Included in our library of plasmids are those with tissue specific promoters.

GeneSwitch® Gene Regulation

        Valentis' GeneSwitch® permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® technology are delivered with a polymer delivery system along with electroporation. This results in controlled production of therapeutic proteins from muscle tissue for prolonged periods. Detailed information is available at www.geneswitch.com.

Current Good Manufacturing Practices Manufacturing (cGMP Manufacturing)

        Valentis has developed proprietary scalable processes to manufacture plasmid DNA formulated products. Through a strategy of using a contract manufacturing organization (CMO) for plasmid DNA production of our products, we are able to produce drug material from lab to commercial scale using the same process. Valentis has utilized Cangene Corporation and DSM Biologics as contract manufacturing organizations.

Technology Licenses

        Valentis currently licenses technology to:

  •
  Epimmune, Inc. for the use of Valentis' proprietary PINC™ gene delivery technology for human immunodeficiency virus (HIV) and hepatitis C virus (HCV) vaccines, and cancer immunotherapies.

  •
  Innogenetics N.V. for the use of Valentis' proprietary DNAVax™ gene delivery technology for hepatitus B virus (HBV) and human papilloma virus (HPV) vaccines.

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

  •
  Schering AG for the exclusive, worldwide rights to Valentis' PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene.

  •
  University of Pittsburgh for the Mitochondrial Manganese Superoxide (MnSOD) gene and cationic lipids for the development an MnSOD gene-based product intended for the protection of esophageal tissue in patients who are being treated with radiation therapy for cancer.

        Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Genzyme Corporation, GlaxoSmithKline, LARNAX GmbH, Lexicon Genetics, Pfizer Inc., Senomyx, Inc., and Wyeth-Ayerst Laboratories, in each case, for research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

        Valentis also has licensed technology from Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products. Electroporation is a method for increasing DNA uptake by protoplasts through prior exposure to a high voltage, which results in the temporary formation of small pores in the cell membrane.

VALENTIS' PRODUCTS IN DEVELOPMENT, PARTNERS AND TECHNOLOGY LICENSES

        Valentis is focusing on the development of the Deltavasc™ angiogenesis product, and licensing opportunities for its other technologies. We seek corporate partnerships with pharmaceutical and biotechnology companies that assume responsibility for late-stage development, marketing, and commercialization. The table below summarizes Valentis' current products and technology licensed to third parties for development as products, potential therapeutic indications, stage of development and corporate partner or licensee:

VALENTIS PIPELINE

Notes:	"Phase I"	means that the compound is being tested in humans for safety in a limited patient population.
	"Phase II"	means that the compound is being tested in humans for indications of efficacy in a limited patient population.
	"Phase III"	means that the compound is being tested in humans for indications of efficacy in an expanded patient population.
	"Preclinical"	means that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.
	"Research"	includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in in vitro and in vivo testing.

PRODUCTS

        Valentis' lead product, Deltavasc™, is currently in Phase II clinical trials in patients with peripheral arterial disease (PAD), a highly prevalent disease with very limited treatment options. Valentis is dependent on the successful outcome of the clinical trials of its Deltavasc™ product. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of this lead product. A negative trial outcome could have a material and adverse effect on the further development of Deltavasc™, negatively impact our business and prospects and cause the price of our common stock to fall. See "—Additional Factors That May Affect Future Results—We are dependent on the successful outcomes of clinical trials of our products, particularly the Deltavasc™ Phase II outcome, which is expected at the end of September 2004, and we cannot assure you that any clinical testing will demonstrate the safety and efficacy of our products."

        In addition to Valentis' cardiovascular programs, industry leaders have licensed rights to Valentis' technologies and are utilizing them for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

Deltavasc™—An Angiogenic Product for Cardiovascular Disease

        It is estimated that 14 to 18 million people in the United States suffer from peripheral arterial disease. Current treatments for intermittent claudication are limited due to lack of efficacy and undesirable side effects. The estimated market for a safe and efficacious product to treat intermittent claudication is in excess of $1 billion.

        Deltavasc™ is an investigational product that incorporates the Developmentally regulated Endothelial cell Locus-1 (Del-1) angiogenesis gene to stimulate new blood vessel growth. The Del-1 gene is incorporated into a proprietary plasmid and formulated with a proprietary PINC™ polymer delivery system. It is manufactured using a proprietary process. The Del-1 protein from this gene plays an important role in the embryonic growth of blood vessels. After birth, Del-1 is involved in the repair of injured tissue. Del-1 results in new blood vessels that are consistent with natural revascularization resulting in functional, tissue-sustaining blood vessels. As a result, Deltavasc™ may have advantages over other therapeutic angiogenesis products in development.

        Deltavasc™ is currently in Phase II clinical trials in patients with the intermittent claudication (IC) form of peripheral arterial disease (PAD). These patients experience leg pain with exercise due to poor blood flow in their legs. The strategy for this indication is to grow new vessels in the legs of these patients, restore blood flow and allow a greater capacity for exercise. The primary endpoint in this trial is improvement in exercise tolerance 90 days after dosing of the product. Valentis expects that results from this Phase II trial will be available at the end of September 2004.

        In June 2000, Valentis announced that its Deltavasc™ product elicited development of new blood vessels in studies of rabbits and mice. A single administration of Deltavasc™ in muscle had similar effects on development of new blood vessels in rabbit and mouse models as a VEGF165 gene used as a comparator in both studies. Acute toxicities observed with the VEGF165 gene in dose-response studies were not observed with the Deltavasc™ at similar doses, suggesting that the Deltavasc™ may have safety advantages over VEGF165.

        In June 2001, Valentis initiated a Phase I clinical trial for the Deltavasc™ product for the treatment of PAD. The goal of this open-label, multi-center, dose escalation trial was to evaluate safety and to determine the maximum tolerated dose of the Del-1 gene product in patients with PAD, where the patients suffer from a blockage of the blood vessels in their legs. The secondary objective of the trial was to obtain preliminary efficacy data and evidence of angiogenic activity. For PAD, Valentis' Deltavasc™ product is administered by intramuscular injection.

        In the Deltavasc™ PAD Phase I clinical trial, 27 patients with PAD were enrolled to determine product safety in humans. The patients, divided into seven groups, received intra-muscular doses of product ranging from 3 to 84 mg administered to a diseased leg. The results of this trial allowed the Company to choose a dose and dosing pattern for the Phase II safety and efficacy trial, which began in June 2003.

        In June 2003, Valentis presented data from its Phase I clinical trial for the Deltavasc™ product at a conference. In the trial, there were no observed severe adverse events from the drug, and Deltavasc™ was well tolerated at all doses levels tested. Although the number of patients in each dose group was small and the focus of the Phase I trial was to demonstrate safety, there was an indication of dose and dosing pattern-related product activity as measured by exercise tolerance.

        In July 2003, Valentis announced the initiation of a Phase II clinical trial of its Deltavasc™ gene product. The trial is randomized, double blind and placebo controlled. One hundred patients with PAD, specifically intermittent claudication, were randomized to receive either the Deltavasc™ product or placebo. The trial was conducted in seventeen centers in the United States. Enrollment was completed on March 30, 2004, and data are expected at the end of September 2004.

        If results of the Phase II clinical trial justify proceeding to a Phase III clinical trial of Deltavasc™, because of the size of the potential market for the product and the number of possible uses for the product, the Company expects to license it to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

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

        The entire genetic content of an organism is known as its genome. In humans, the genome is believed to contain approximately 30,000 genes. These genes encode approximately 100,000 proteins. Proteins enable cells to carry out their normal biological functions. The process by which an organism utilizes genetic instructions and produces proteins is known as gene expression. The expression of a defective gene, or the defective expression of a normal gene, is responsible for certain disease conditions. For example, the expression of a single defective gene is known to cause cystic fibrosis and sickle cell anemia, and the defective expression of multiple genes is believed to be involved in the progression of diseases such as cancer, diabetes and cardiovascular and neurological diseases.

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

Gene Delivery Approaches

        To date, a limiting factor in gene-based therapeutics has been the lack of safe, effective gene delivery systems. A number of gene delivery approaches are being developed. These approaches may be categorized by their mode of administration as ex vivo (outside the body) or in vivo (inside the body) and by the nature of the gene delivery system (viral or plasmid-based (synthetic)).

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

        Valentis is developing its PINC™ delivery technologies consisting of synthetic, non-toxic, poloxamer (symmetrical block copolymer) delivery systems. Each product consists primarily of two components: (i) a plasmid DNA (a circular segment of DNA that contains a therapeutic gene and components that regulate its expression in the cell), and (ii) polymers, which are synthetic, non-viral agents to facilitate the delivery of the plasmid DNA into target cells following intramuscular administration. This traditional mode of administration is familiar to physicians and may be more convenient and cost effective than ex vivo approaches.

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

        We believe our proprietary PINC™ delivery system may have the following benefits:

  •
  Therapeutically Relevant Protein Expression—Valentis has developed plasmid DNA and delivery formulations which, following administration to animals, produce therapeutically relevant protein levels. Valentis has demonstrated that the use of PINC™ gene delivery systems in muscle can lead to a significant increase in both the level and the consistency of proteins produced compared to the administration of plasmids formulated in saline, or "naked" DNA.

  •
  Ease of Handling and Administration, Stability and Scalable Manufacturing Methods—Valentis' PINC™ gene delivery systems are designed to be handled and administered like traditional pharmaceuticals. These gene delivery systems are also designed to be stable when refrigerated and are intended to be distributed like other pharmaceuticals. We have devoted substantial resources for the development of scaleable, proprietary GMP manufacturing for plasmid DNA-based therapeutics. Valentis has demonstrated that it can successfully manufacture plasmid DNA containing therapeutic genes from lab scale to commercial scale. Our methods are distinctive because they are scaleable such that we believe the same process can be used at all scales. In addition to being of direct benefit to us in our development of products, we intend to seek revenue from the licensing of our proprietary manufacturing technologies.

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

CORPORATE COLLABORATIONS

        Valentis is actively seeking collaborations with pharmaceutical and biotechnology companies. In entering corporate collaborations, Valentis seeks license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific gene therapeutics and access to our development expertise. The Deltavasc™ product is our lead candidate for such collaboration. Also available are our delivery and plasmid expression systems as well as licensing opportunities for our proprietary manufacturing technologies.

        Since 1994, Valentis has experience with corporate research and development collaborations including Roche Holdings Ltd., Boehringer Ingelheim International GmbH, Eli Lilly & Company and Glaxo Wellcome plc. Also, we have experience with a manufacturing collaborative license agreement with DSM Biologics and cGMP contract manufacturing at Cangene Corporation.

Cangene Corporation ("Cangene")

        Since June 2001, Valentis has utilized Cangene Corporation, an established contract manufacturing organization (CMO) for the manufacture of its Deltavasc™ product. Also, since October 1999, Valentis has utilized Cangene for final drug product formulation and filling for Deltavasc™ and other products. Valentis has developed proprietary scalable processes to manufacture plasmid DNA formulated products. Through a strategy of using a contract manufacturing organization for plasmid DNA production of our products, we are able to produce drug material from lab to commercial scale using the same process.

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

        In June 2003, Valentis announced that it completed an agreement with DSM Biologics under which the license granted by Valentis to DSM Biologics for Valentis' plasmid DNA manufacturing technology was affirmed on revised financial terms. The agreement further resolved outstanding disputes between Valentis and DSM Biologics regarding prior plasmid DNA manufacturing services performed by DSM Biologics for Valentis.

        Under the new agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH was dissolved. The new agreement reinstated the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The milestone payment, net of approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003. The Company recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount accrued by Valentis as of June 30, 2002, which the Company is no longer obligated to pay to DSM Biologics as a result of the new agreement.

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

Innogenetics N.V. ("Innogenetics")

        In June 2002, Valentis' provided Innogenetics N.V. with an option to a license for proprietary DNAVax™ gene delivery technology for Innogenetics' preventive and therapeutic DNA vaccines in development against the hepatitis B virus (HBV) and the human papilloma virus (HPV) in exchange for up-front, milestone and royalty payments.

        Innogenetics' genetic vaccines contain DNA sequences from HBV or HPV, which code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection.

        In March 2004, Genencor International, Inc. agreed to sell its therapeutic vaccine program to Innogenetics N.V., which may enhance Innogenetics' capabilities in its preventive and therapeutic DNA development program.

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

        In September 2004, Valentis expanded its existing license agreement with Genzyme Corp. by granting Genzyme increased use of Valentis' GeneSwitch® gene regulation technology. In return, Valentis received certain rights to Genzyme's static mixer technologies that are useful in plasmid DNA manufacturing.

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

Invitrogen Corporation ("Invitrogen")

        In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis' proprietary GeneSwitch® gene regulation system to the life sciences research market. The GeneSwitch® gene regulation system is a technology that allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Valentis recorded minimal royalties from the license agreement with Invitrogen amounting to approximately $2,000, $3,000 and $2,000 for the periods ended June 30, 2004, 2003 and 2002, respectively.

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

        In June 2004, Valentis and Juvaris entered into an exclusive agreement with increased payments to Valentis.

Prolong Pharmaceuticals ("Prolong")

        In February 2003, Valentis entered into a broad licensing agreement with Prolong Pharmaceuticals for use of its proprietary PEGylation technology in the development and commercialization of PEGylated protein therapeutics. Under terms of the agreement, Valentis received an initial cash payment from Prolong and is eligible for future product development milestones and royalties on sales. Prolong is responsible for the development, manufacturing and commercialization of products and bears all related program expenses.

Valentis' GeneSwitch® Gene Regulation System

        In July 2001, additional GeneSwitch® technology licenses were completed with Lexicon Genetics and Pfizer. In May 2002, Valentis entered into a GeneSwitch® technology license with MediGene A.G., which was assigned to LARNAX GmbH in May 2003. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

        In January 2003, Valentis expanded its April 2001 license agreement with GlaxoSmithKline for use of the Company's GeneSwitch® gene regulation technology. Under the terms of the amended non-exclusive license, GlaxoSmithKline will have the ability to use the GeneSwitch® technology for research purposes in all of its facilities for a period of up to 10 years. In consideration of this expansion, Valentis received a $1 million payment.

        Also in December 2003, Valentis and Schering AG, Germany, signed a multi-product license and option agreement to develop and commercialize gene-based therapeutic products. Under terms of the agreement, Schering obtained exclusive, world-wide rights to Valentis' PINC™ polymer based synthetic gene delivery and the GeneSwitch® gene regulation technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene. Schering made an initial payment of $1.1 million in cash to Valentis in license and option fees.

        In August 2004, Schering paid Valentis an additional $1 million license fee when it elected to exercise its option under the terms of the agreement to develop the GeneSwitch® gene regulation technology with a second gene proprietary to Schering.

        In fiscal 2004, Valentis had ongoing GeneSwitch® technology licenses. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

ACADEMIC LICENSES

        Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies, and we intend to enter into additional licensing arrangements to expand our core technologies if suitable resources are available.

Baylor College of Medicine ("Baylor")

        Valentis has three license agreements with Baylor College of Medicine pursuant to which Valentis has exclusive and non-exclusive rights to certain current and future gene therapy technologies related to gene expression, gene delivery and gene regulation, including the GeneSwitch® gene regulation system, and gene delivery to fluid spaces including the vitreous of the eye and the synovium of the joint. Baylor and Valentis co-developed certain synthetic promoters useful in muscle specific expression. We are required to pay Baylor a royalty based on amounts received by Valentis for the commercialization of the patented technology. Baylor has the ability to terminate the license for a material violation or material failure to perform any covenant under the license.

University of Pittsburgh ("Pittsburgh")

        Valentis has a license agreement with the University of Pittsburgh for the development of a gene-based therapy intended for the protection of cancer patients from damage due to toxic species resulting from treatment with radiation or chemotherapy. In particular, under the terms of the license agreement with the University of Pittsburgh (the Pittsburgh License), Valentis has paid a license fee and will be obligated to pay milestone fees upon completion of certain clinical milestones and royalty payments on sales of products, if any. Also, under the Pittsburgh License, we have certain diligent development obligations. The Pittsburgh has the ability to terminate the license if we fail to meet the diligence milestones. In addition, the Pittsburgh has the ability to terminate the license for a material violation or material failure to perform any covenant under the license. This product is currently entering a physician-sponsored Phase I clinical trial for the use of a lipid formulated MnSOD gene for the protection of normal tissues of the esophagus during radiation treatment for lung cancer.

Stanford University ("Stanford")

        Valentis has a license agreement with Stanford University for the development of Nitric Oxide Synthetase ("NOS") gene-based therapies intended to prevent myointimal hyperplasia following vessel wall injury as well as prevention of leukocyte adherence and NO-dependent vasodilation. Under the terms of the Stanford License, Valentis is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing, and to make royalty payments on sales of products, if any. Stanford may terminate the license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Stanford may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

Vanderbilt University ("Vanderbilt")

        Valentis has an exclusive license from Vanderbilt covering Vanderbilt's interest in the Del-1 gene and protein. Valentis acquired the Vanderbilt License in conjunction with the purchase in April 1999 by Valentis of Del-1 rights held by Progenitor. Rights to patents covering the Del-1 gene and protein are co-owned by Valentis and Vanderbilt. Under the terms of the Vanderbilt License, Valentis is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

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

        Valentis has numerous patents and patent applications worldwide covering its gene expression and delivery technology, and PEGylation technology, as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technology. In addition to patents and patent applications filed and owned by Valentis, we have exclusive rights under our licenses with Baylor College of Medicine, Stanford University, University of Pittsburgh and Vanderbilt University to patents and patent applications worldwide. Valentis has an exclusive license from Roche Biosciences for rights under certain U.S. and foreign patents claiming the use of the cationic lipids, DOTMA, for in vivo gene delivery. Valentis is also licensed exclusively by Roche Biosciences under a single related U.S. patent claiming the use of cationic lipids for in vivo gene delivery without limitations to DOTMA.

        A number of the biopharmaceuticals that Valentis and its corporate partners are investigating, or may use in its products are, or, may become patented by others. As a result, Valentis or its corporate partners may be required to obtain licenses to gene sequences, proteins, or other technology to which it currently has no proprietary rights in order to use or market such products. In addition, some of the products based on our delivery systems may require the use of multiple proprietary technologies. Consequently, Valentis or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to Valentis or be commercially prohibitive. In connection with our efforts to obtain rights to gene sequences, proteins, or other proprietary technology, Valentis may find it necessary to convey rights to its technology to others. There can be no assurance that Valentis or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. If required licenses are not available to Valentis, we may not be able to develop or market certain products.

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

        The necessary steps to take before a new biological product may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an Investigational New Drug (IND) application for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving gene therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a Biologics License Application (BLA); and (vi) FDA approval of the BLA prior to any commercial sale or shipment of the biologic.

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

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics For example, we are aware that AnGes MG, Aventis Pharma SA, Avigen, Inc., Cell Genesys, Inc., Corautus Genetics, Daiichi Pharmaceutical Corporation, Gencell SAS, GenVec, Inc., Introgen Therapeutics, Inc., Schering AG, Targeted Genetics Corp., and Vical Inc. are also engaged in developing gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas.

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

EMPLOYEES

        As of September 10, 2004, Valentis employed 22 individuals full-time, including 6 who hold doctoral degrees. Of our total work force, 16 employees are engaged in or directly support research and development activities, and 6 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

        The following risk factors outline certain risks and uncertainties concerning future results and should be read in conjunction with the information contained in this Annual Report on Form 10-K. Any of these risk factors could materially and adversely affect our business, operating results financial condition and the future growth prospects. Additional risks and uncertainties not presently known to us, or those we currently deem immaterial, may also materially harm our business, operating results financial condition and future growth prospects.

Our products are subject to regulatory approval by the FDA and others, including with regard to completion of our clinical trials, which is expensive, time consuming and uncertain, and failure to obtain regulatory approval may cause us to delay or withdraw the introduction of our products and could materially adversely affect our business and prospects.

        We are subject to significant regulatory requirements, including the successful completion of clinical trials, prior to the commercialization of our products. Under the Federal Food, Drug and Cosmetic Act, the Public Health Services Act, and related regulations, the Food and Drug Administration, or FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs and biologics in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures.

        Our lead product, Deltavasc™ is currently undergoing Phase II clinical trials in the United States, and based on the completion of patient enrollment in March 2004, we expect the results from that Phase II clinical trial to be available at the end of September 2004. Deltavasc™ is a novel cardiovascular product designed to grow new blood vessels in patients suffering from peripheral arterial disease and will require significant additional clinical testing. Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time effort and financial and human resources.

        We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us to delay, suspend or terminate the development of our Deltavasc™ product. Although Deltavasc™ was well tolerated at all dose levels tested and there was an indication of dose and dosing pattern-related product activity as measured by exercise tolerance during the Phase I trials, Deltavasc™ may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. Even if we successfully complete Phase II clinical trials of our Deltavasc™ product, the FDA will require additional Phase III clinical testing of Deltavasc™, which involve significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that would assume responsibility for late-stage development and commercialization.

        This process may take a number of years. We cannot assure you that our clinical testing will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA. In addition, after marketing approval is granted, we may be required to conduct post-marketing clinical studies that typically entail extensive patient monitoring and may also result in restricted marketing of our product or products for an extended period of time.

        Even if we successfully obtain FDA approval, we may not be able to obtain the regulatory approvals necessary to market our Deltavasc™ and other products outside the United States since the commercialization of our products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products within and outside the United States or whether we will be able to obtain those regulatory approvals at all. Our failure to successfully complete our clinical trials, obtain FDA and any applicable foreign government approvals or any delays in receipt of such approvals could have a material effect on our business, results of operations and financial condition.

We are dependent on the successful outcomes of clinical trials of our products, particularly the Deltavasc™ Phase II outcome, which is expected at the end of September 2004, and we cannot assure you that any clinical testing will demonstrate the safety and efficacy of our products.

        In order to introduce and market our products, we must be able to, among other things, demonstrate safety and efficacy with substantial evidence from well-controlled clinical trials. We are currently supporting, in particular, the ongoing Deltavasc™ Phase II clinical trial, among other clinical trials. The Deltavasc™ clinical trial is a multi-center, placebo-controlled, randomized trial conducted at approximately 17 centers in the United States. This is our most advanced clinical program and represents a substantial portion of our clinical development activities. The clinical trial is a study performed within the regulations and guidelines of the FDA, regarding whether patients suffering from peripheral arterial disease can increase blood flow to their legs after being treated with Deltavasc™ compared to patients given the placebo. Should the Deltavasc™ PAD Phase II clinical trial fail to demonstrate a statistically significant drug effect and that it is safe for the targeted patient population, our business and prospects could be harmed and the market price of our common stock could fall. The failure of the Phase II clinical trial to demonstrate the safety and efficacy of our Deltavasc™ product could materially and adversely affect our ability to commercialize our Deltavasc™ product, if at all. If the future results of any clinical trial regarding our products, including our Deltavasc™ product, fail to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products could be adversely affected, delayed or prevented entirely and our business could be harmed. In addition, we may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale or merger of the business, the sale of certain assets or other actions.

The results of early Phase I and Phase II clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

        The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the results from the Phase II clinical trial of our Deltavasc™ product are expected to be available at the end of September 2004. The primary end point of the trial is improvement of exercise tolerance measured at 90 days. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase II clinical trials for efficacy typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products, including our Deltavasc™ product in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

We have received a "going concern" opinion from our independent auditors, which may negatively impact our business.

        We have received a report from our independent auditors regarding the consolidated financial statements for the fiscal year ended June 30, 2004 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners and our ability to sell our products and could have a material adverse effect on our business, financial condition and results of operations.

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

        The trading price of the shares of our common stock has been and may continue to be highly volatile. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

  •
  results of our clinical trials, particularly the outcome of the Deltavasc™ Phase II clinical trial expected at the end of September 2004, and preclinical studies, or those of our competitors;

  •
  our ability to attract and retain corporate partners;

  •
  negative regulatory action or regulatory approval with respect to our products or our competitors' products;

  •
  developments related to our patents or other proprietary rights or those of our competitors;

  •
  announcements by us or our competitors of new products, technological innovations, contracts, acquisitions, corporate partnerships or joint ventures;

  •
  changes in our eligibility for continued listing of our common stock on The Nasdaq SmallCap Market; and

  •
  market conditions for biopharmaceutical or biotechnology stocks in general.

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

Our stock price could be adversely affected by dispositions of our shares pursuant to registration statements currently in effect.

        Some of our current stockholders hold a substantial number of shares, which they are currently able to sell in the public market under certain registration statements currently in effect, or otherwise. Sales of a substantial number of our shares or the perception that these sales may occur, could cause the trading price of our common stock to fall and could impair our ability to raise capital through the sale of additional equity securities.

        As of September 14, 2004, we had issued and outstanding 13,089,006 shares of our common stock. This amount does not include, as of September 14, 2004:

  •
  approximately 2.3 million shares of our common stock issuable upon the exercise of all of our outstanding options; and

  •
  approximately 2.8 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

        These shares of common stock, if and when issued, may be sold in the public market assuming the applicable registration statements continue to remain effective and subject in any case to trading restrictions to which our insiders holding such shares may be subject from time to time. If these options or warrants are exercised and sold, our stockholders may experience additional dilution and the market price of our common stock could fall.

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

  •
  size and complexity of such programs;

  •
  scope and results of preclinical studies and clinical trials particularly the outcome of the Deltavasc™ Phase II clinical trial expected at the end of September 2004;

  •
  time and costs involved in obtaining FDA and other regulatory approvals;

  •
  ability to establish and maintain corporate collaborations;

  •
  time and costs involved in filing, prosecuting and enforcing patent claims;

  •
  competing technological and market developments; and

  •
  the cost of manufacturing material for preclinical, clinical and commercial purposes.

        We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and may be required fund our operations through additional third party financing. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

        We may also take actions to conserve our cash resources through reductions in our personnel, delaying or scaling back our development programs or relinquishing greater or all rights to products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions could have a material adverse affect on our business.

The future success of our business depends on our ability to attract and retain corporate partners to develop, introduce and market our gene therapy and other products.

        Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our gene therapy and other products. We currently have no corporate partners for our Deltavasc™ product, and may be required to enter into a collaborative relationship with a pharmaceutical company with significantly greater resources than we have in order to continue to develop, if at all, our Deltavasc™ product, as well as introduce and market our Deltavasc™ product. We face intense competition from many other companies in the pharmaceutical and biotechnology industry for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business may be materially and adversely affected.

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

        We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $6.5 million, $15.7 million and $34.5 million, for our fiscal years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, we had an accumulated deficit totaling approximately $213.6 million. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our gene-based products, including our Deltavasc™ product. Our ability to achieve profitability depends on successful completion of clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to achieve profitability depends upon our research and development efforts and whether we can successfully develop and commercially introduce our products, which may never result in successful products.

        Our future success is dependent upon, among other factors, our ability to develop working products, including our Deltavasc™ product, successful completion of clinical trials, our ability to commercially introduce our products and the competitive position of our products. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that our research and development efforts will be successful. Gene therapeutics is a new field and may not lead to commercially viable pharmaceutical products. All of our products will require extensive additional research and development prior to any commercial introduction. If our product and development efforts are unsuccessful, we may not achieve profitability and our results of operations and business would be adversely affected.

We face strong competition in our market and competition from alternative treatments in the biopharmaceuticals market.

        The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics. For example, we are aware that AnGes MG, Aventis Pharma SA, Avigen, Inc., Cell Genesys, Inc., Corautus Genetics, Daiichi Pharmaceutical Corporation, Gencell SAS, GenVec, Inc., Introgen Therapeutics, Inc., Schering AG, Targeted Genetics Corp., and Vical Inc. are also engaged in developing gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or indirectly. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, the existence of competing products and treatments and general economic conditions. Some competitors have substantially greater financial, research, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing collaborative relationships. In addition, gene therapy is a new and rapidly evolving field and is expected to continue to undergo significant and rapid technological change, which could render our products obsolete.

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

        We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our gene-therapy products that are significant to the development of our business. We have been issued 58 United States patents and 73 foreign patents on the technologies related to our products and processes. We have approximately 19 pending patent applications in the United States and 71 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

        In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

We could become subject to litigation regarding our intellectual property rights, which could seriously harm our business.

        In previous years, there has been significant litigation in the United States involving patents and other intellectual property rights. Competitors in the biotechnology industry may use intellectual property litigation against us to gain advantage. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others' intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation, if successful, also could force us to stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or redesign our products that use the technology. We may also be required in the future to initiate claims or litigation against third parties for infringement of our intellectual property rights to protect these rights or determine the scope or validity of our intellectual property or the rights of our competitors. The pursuit of these claims could result in significant expenditures and the diversion of our technical and management personnel. If we are forced to take any of these actions, our business may be seriously harmed.

        Any claims, with or without merit, and regardless of whether we prevail in the dispute, would be time-consuming, could result in costly litigation and the diversion of technical and management personnel and could require us to develop non-infringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from developing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition.

We must rely on our partners to demonstrate large-scale manufacturing capabilities in order to be successful.

        Our limited cGMP manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we have a license agreement with DSM Biologics (DSM) for manufacturing and supplying plasmid DNA to the gene therapy industry, neither DSM nor any third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on our contract manufacturing organization (CMO), Cangene Corporation (Cangene), another CMO or a future corporate partner for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient products to sustain our business.

We may experience delays in the commercial introduction, manufacture or regulatory approval of our products as a result of failures by our contract manufacturers to comply with FDA manufacturing practices and requirements.

        Drug-manufacturing facilities regulated by the FDA must comply with the FDA's good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA's general biological product standards and may be subject to state regulation as well. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials and adversely affect our business. We cannot assure you that our contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements. As we have experienced, the failure of our contract manufacturer to comply with good manufacturing practice requirements could cause significant delay of important clinical trials. For example, in August 2001, we discovered manufacturing issues at our contract manufacturer that resulted in a delay in our Deltavasc™ peripheral arterial disease, or PAD, clinical trial. When we discovered the issues, we postponed enrollment in the clinical trial until we could fully assess their impact. We also informed the FDA of the issues. On September 19, 2001, the FDA placed a clinical hold on our Deltavasc™ PAD clinical trial. On February 12, 2002, the FDA allowed us to proceed with our PAD safety trial using newly manufactured material. Since that time, we have had new material manufactured at another manufacturing site. If we were to discover other problems, the FDA could suspend or further delay our clinical trials, the commercial introduction and manufacture of our products or place restrictions on our ability to conduct clinical trials or commercialize our products, including the mandatory withdrawal of the product from the clinical trials.

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

        Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of September 10, 2004, we had a total of 22 full-time employees, including 16 employees supporting our research and development efforts. We do not have "key person" life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult for us to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

There are no assurances that we can maintain our listing on The Nasdaq SmallCap Market and the failure to maintain listing could adversely affect the liquidity and price of our common stock.

        On January 31, 2003, our common stock began trading on The Nasdaq SmallCap Market pursuant to an exception from delisting. Nasdaq has notified us that in the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq SmallCap Market, including Nasdaq's corporate governance criteria, our securities will be delisted from The Nasdaq Stock Market. If our securities are delisted from The Nasdaq Stock Market, the trading of our common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq SmallCap Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

The concentration of ownership among our executive officers, directors and their affiliates may delay or prevent a change in our corporate control.

        Our executive officers, directors and their affiliates beneficially own or control in excess of approximately 25% of outstanding common shares, warrants or options to purchase common stock, with over approximately 15% of outstanding common shares, warrants and options to purchase common stock held by two such entities, Perseus-Soros BioPharmaceutical Fund, L.P. and Diaz & Altschul Capital Management, LLC. As a result, these stockholders will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us, which could in turn reduce our stock price.

If we fail to manage growth effectively, our business could be disrupted, which could harm our operating results.

        If any of our products successfully complete clinical trials and receive FDA approval, we may experience growth in our business. We must be prepared to expand our workforce and to train, motivate and manage additional employees as the need for additional personnel arises. Failure to attract and retain sufficient numbers of additional employees could impede our growth. In addition, our ability to manage our growth effectively could require us to make significant investments and expenditures to enhance our operational, management and financial infrastructure, information systems and procedures. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

        As of September 2004, Valentis leases approximately 45,000 square feet in Burlingame, California (The Burlingame Facility), which was fully occupied as of June 30, 2004. The facilities have been built to Valentis' specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials.

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

        In addition, the Company exited 7,500 square feet of the Burlingame facility in October 2003 pursuant to a lease termination agreement with the landlord of the Burlingame facility, executed in July 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000.

        The term of the lease for approximately 35,000 square feet at the Burlingame Facility expires in 2006, at which time Valentis has options to renew the lease for up to an additional period of six years. An additional 10,600 square feet of the Burlingame Facility has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facility expires in 2007, at which time Valentis has the option to renew the lease for an additional period of five years.

        Valentis believes that its facilities are adequate to meet its needs for the foreseeable future. Should it need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        In July 2003, PolyMASC Pharmaceuticals plc, a wholly owned subsidiary of Valentis, Inc., announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq SmallCap Market under the symbol "VLTS." The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

	High	Low
2001
First Quarter	$260.70	$133.20
Second Quarter	212.40	108.90
Third Quarter	185.70	81.00
Fourth Quarter	135.00	67.50
2002
First Quarter	112.50	39.60
Second Quarter	99.90	37.80
Third Quarter	47.10	8.10
Fourth Quarter	12.0	3.00
2003
First Quarter	7.20	3.15
Second Quarter	5.40	2.45
Third Quarter	4.05	2.00
Fourth Quarter	2.25	3.45
2004
First Quarter	8.44	2.60
Second Quarter	7.95	3.75
Third Quarter (through September 14, 2004)	10.43	4.83

        On September 14, 2004 the last sale price reported on the Nasdaq SmallCap Market for Valentis' common stock was $6.07 per share. At that date, there were approximately 533 stockholders of record of our common stock.

        During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933:

        In December 2003 and January 2004, pursuant to the terms of a securities purchase agreement, we issued and sold a total of 4,878,047 shares of our common stock at a purchase price of $2.05 per share and warrants to purchase 1,951,212 shares of our common stock with an exercise price of $3.00 per shares to a group of accredited investors, for gross proceeds to us of approximately $10.0 million. The sale of our common stock and warrants was exempt from the registration requirements pursuant to under the Securities Act and all of the securities were issued and sold solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

        In June 2004, pursuant to the terms of a securities purchase agreement, we issued and sold a total of 2,234,779 shares of our common stock and warrants to purchase 670,431 shares of our common stock to a group of accredited investors at a combined unit price of $5.4075 per unit, for aggregate gross cash proceeds to us of approximately $12.03 million. The warrant issued to each purchaser is exercisable for up to 30% of the number of shares of our common stock purchased at an exercise price equal to $6.98 per share. In addition, we issued a warrants exercisable for up to 223,478 shares of our common stock at an exercise price of $5.4075 per share and warrants exercisable for up to 110,000 shares of our common stock at an exercise price of $6.98 per share. The issuance of our common stock and warrants was exempt from the registration requirements pursuant to under the Securities Act and all of the securities were issued solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

        Valentis has never paid any cash dividends on its common stock.

        Information regarding securities authorized for issuance under the Company's equity compensation plans will be included in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Stockholders, under the caption "Equity Compensation Plan Information", and is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Collaborative research and development revenue	$—	$—	$3,333	$3,226	$4,280
License and milestone revenue	7,284	3,958	487	1,071	971
Other revenue	194	—	17	349	338

Total revenue	7,478	3,958	3,837	4,646	5,589
Operating expenses:
Research and development	10,054	9,965	23,738	30,177	27,332
General and administrative	3,912	8,859	7,853	8,231	7,322
Restructuring charges	—	832	1,812	—	—
Acquired in-process research and development	—	—	—	—	14,347
Amortization of goodwill and other acquired intangible assets	—	—	4,914	5,733	5,016

Total operating expenses	13,966	19,656	38,317	44,141	54,017

Loss from operations	(6,488)	(15,698)	(34,480)	(39,495)	(48,428)
Other income and interest expense, net	4	838	1,390	1,296	773

Net loss	(6,484)	(14,860)	(33,090)	(38,199)	(47,655)
Deemed dividend	—	(4,972)	(2,590)	(1,479)	—
Adjustment resulting from the reduction in the Series A Preferred stock conversion price	—	(22,293)	—	—	—
Dividends on convertible preferred stock	—	(882)	(1,557)	(898)	—

Net loss applicable to common stockholders	$(6,484)	$(43,007)	$(37,237)	$(40,576)	$(47,655)

Basic and diluted net loss per share applicable to common stockholders	$(0.81)	$(13.86)	$(33.61)	$(41.28)	$(54.10)

Shares used in computing basic and diluted net loss per common share	8,024	3,103	1,108	983	881

	June 30,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,450	$3,290	$19,104	$35,833	$33,120
Working capital	17,305	630	14,137	25,191	21,991
Total assets	21,891	6,078	24,044	50,249	60,308
Long-term debt	—	—	—	138	2,697
Convertible redeemable preferred stock	—	—	25,828	23,895	—
Accumulated deficit	(213,554)	(207,070)	(192,210)	(159,120)	(120,921)
Total stockholders' equity (net capital deficiency)	17,890	2,589	(7,701)	14,512	44,404

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," "intends," "projects," and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of Deltavasc™ development, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our Deltavasc™ product. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable gene-based product or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the "Additional Factors That May Affect Future Results" described previously and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

COMPANY OVERVIEW

        Valentis is creating innovative cardiovascular therapeutics. We begin our product development at the stage of a gene or protein with known activity and apply our expertise in formulation, manufacturing, clinical development and regulatory affairs to create products that fill unmet medical needs.

        Valentis has a series of technologies ranging from gene delivery and expression technologies to proprietary formulation and manufacturing technologies that allow us to generate novel therapeutics to treat a wide range of diseases. While Valentis is focusing its efforts on the development of novel cardiovascular therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

        Deltavasc™, the Company's lead product, is based on the Developmentally regulated Endothelial cell Locus-1 (Del-1) angiogenesis gene formulated with a Valentis proprietary PINC™ polymer delivery system. Deltavasc™ is currently in Phase II clinical trials in patients with the intermittent claudication (IC) form of peripheral arterial disease (PAD). The primary endpoint in this trial is improvement in exercise tolerance 90 days after dosing of the product. Valentis expects that results from this Phase II trial will be available at the end of September 2004. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of Deltavasc™. A negative trial outcome could have a material and adverse effect on the further development of Deltavasc™, negatively affect Valentis' ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See "—Additional Factors That May Affect Future Results" for a description of the risks related to our product development efforts, including risks with regard to the Deltavasc™ PAD Phase II clinical trial.

        If results of the Phase II clinical trial justify proceeding to a Phase III clinical trial of Deltavasc™, because of the size of the potential market for the product and the number of possible uses for the product, the Valentis expects to license it to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

Results of Operations

Fiscal Years Ended June 30, 2004, 2003 and 2002

Revenue

        Revenue recognized in the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$—	$3,333

	—	—	3,333
License and milestone revenue:
GeneSwitch® licenses	284	1,888	430
DNAVax™ gene delivery technology license and milestone	500	—	—
PINC™ gene delivery technology licenses	—	570	—
Manufacturing technology milestone	—	1,500	—
PEGylation technology licenses	6,500	—	57

	7,284	3,958	487
Other Revenue	194	—	17

Total Revenue	$7,478	$3,958	$3,837

        Changes in revenue for each of the fiscal years ended June 30, 2004, 2003 and 2002 are explained below:

  •
  No revenue was recognized from Roche in fiscal 2004 and 2003, as the collaboration with Roche ended in 2002 in accordance with the terms of the agreement. Revenue from Roche for fiscal year 2002 was recognized in accordance with the performance of research obligations under the agreement.

  •
  The GeneSwitch® revenue recognized in fiscal 2004, 2003 and 2002 resulted primarily from license and annual license maintenance fees received under several agreements for Valentis' GeneSwitch® technology, totaling approximately $284,000, $1.9 million and $430,000, respectively. The GeneSwitch® revenue recognized in fiscal 2003 consists primarily of license fees received under expanded licensing agreements, which do not require payment of annual maintenance fees.

  •
  The DNAVax™ gene delivery technology license and milestone revenue of $500,000 recognized in fiscal 2004 consists of a milestone payment of $250,000 and a license fee of $250,000 received during 2004 under a license agreement related to our DNAVax™ delivery technology.

  •
  PINC™ gene delivery technology licenses revenue of $570,000 recognized in fiscal 2003 reflects license fees received under agreements related to our PINC™ delivery technology.

  •
  We recognized $1.5 million of manufacturing technology milestone revenue in fiscal 2003 under a license agreement for our plasmid DNA manufacturing technology.

  •
  In July 2003, PolyMASC Pharmaceuticals, our wholly owed subsidiary, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson. Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in fiscal 2004. We recognized $57,000 of license revenue related to our PEGylation technology in 2002.

  •
  Other revenue recognized in fiscal 2004 consists primarily of profit sharing and royalty revenue of $194,000 resulting from a plasmid DNA manufacturing agreement. Other revenue of $17,000 recognized in fiscal 2002 reflects primarily work performed under Small Business Innovation Research (SBIR) grants, which was completed in August 2001.

        Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations and additional licensing of our technology. We expect revenue to decline in fiscal 2005 compared to fiscal 2004 due to the recognition of the non-recurring license revenue from ALZA in fiscal 2004. If we are unsuccessful in establishing new collaborations, additional licensing and grants, revenues may decline. Therefore, a reduction in revenue funds for conducting our research and development, clinical trial, manufacturing, marketing and sales efforts may occur.

Expenses

        Research and development expenses were $10.1 million, $10.0 million and $23.7 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The increase in expenses in fiscal 2004 compared to 2003 primarily reflects increased clinical trial expenses for the Deltavasc™ PAD Phase II clinical trial, which was initiated in July 2003. The increase was partially offset by decreased expenses resulting from staff reductions in October 2002. The decrease in expenses in fiscal 2003 compared to 2002 was primarily attributable to staff reductions and savings resulting from the reduction of preclinical product development efforts and suspension of clinical programs in oncology in January 2002, and lower expenditures resulting from the further reduction of staff in October 2002. Valentis expects its total annual research and development expenses to increase in the future reflecting expanded manufacturing and clinical trial expenses associated with advancing the Deltavasc™ PAD product to Phase III clinical testing. However, research and development expenses may increase or decrease depending on the outcome of the Deltavasc™ PAD Phase II clinical trial and if the Company is successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected at the end of September 2004.

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

        General and administrative expenses were $3.9 million, $8.9 million and $7.9 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The decrease in expenses in fiscal 2004 compared to 2003 and 2002 was attributable primarily to savings resulting from staff reductions in October and January 2002, and lower clinical support costs as a result of reductions in preclinical product development and suspended clinical programs in oncology in January 2002. The decrease in expenses in fiscal 2004 compared to 2003 was also related in large part to reduced professional fees and other expenses discussed in the following sentence. The increase in fiscal 2003 compared to fiscal 2002 was primarily attributable to increased professional fees resulting from the Company's capital restructuring efforts, the patent infringement lawsuit with ALZA Corporation and lease exit expenses in fiscal 2003, partially offset by savings resulting from the reduction of general and administrative staff associated with our restructuring actions. We expect our annual general and administrative expenses to increase in the future reflecting support of expanded manufacturing and clinical trial activities associated with advancing the Deltavasc™ PAD product to Phase III clinical testing and expenses associated with increased corporate governance principally associated with Sarbanes-Oxley. However, general and administrative expenses may increase or decrease depending on the outcome of the Deltavasc™ PAD Phase II clinical trial and if the Company is successful in securing additional new funding and strategic partnerships to support increased spending levels.

        Valentis recorded $4.9 million for amortization of goodwill and other acquired intangible assets during fiscal 2002, which is associated with the acquisitions of GeneMedicine in fiscal 1999 and PolyMASC in fiscal 2000. We adopted Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets" on July 1, 2002. As of June 30, 2004 and 2003, the Company had goodwill of approximately $409,000, which is no longer being amortized but is subject to an impairment analysis on at least an annual basis in accordance with the requirements of SFAS 142. We performed the required impairment analyses during fiscal 2003 and fiscal 2004, and determined that goodwill was not impaired.

Corporate Restructuring

        In conjunction with the Company's announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company's cost structure with market conditions. This plan significantly reduced the Company's preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring. For the fiscal year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million.

        On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its lead product, Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, the Company will continue to advance its the GeneSwitch® gene regulation technology through the licensing to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company's cash expenditures. For the fiscal year ended June 30, 2003, we recorded restructuring and related charges of approximately $832,000.

Interest Income and Other Income and Expense, net

        Interest income and other income and expense, net was approximately $4,000, $0.8 million and $1.4 million in fiscal 2004, 2003 and 2002, respectively. The decrease in interest income and interest expense and other, net in fiscal 2004 compared to 2003, as well as 2003 compared to 2002, resulted primarily from decreased interest income derived from lower investment balances, partially offset by decreased interest expense derived form lower loan balances and favorable foreign currency exchange rates. Interest expense for fiscal 2004, 2003 and 2002 were approximately zero, $9,000 and $112,000, respectively.

Deemed Dividends Related to Series A Redeemable Convertible Preferred Stock

        The deemed dividends related to Series A redeemable convertible preferred stock (see Note 11 "Redeemable Convertible Preferred Stock and Stockholders' Equity" in our Notes to Consolidated Financial Statements) include the accretion of warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs.

        Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs. This deemed dividend, along with a deemed dividend of approximately $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the fiscal year ended June 30, 2003.

        The accretion of warrants for the fiscal years ended June 30, 2003 and 2002 was approximately $3.3 million and $1.7 million, respectively. The accretion of the beneficial conversion feature for the fiscal years ended June 30, 2003 and 2002 was approximately $592,000 and $314,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $1.0 million and $550,000 for the fiscal years ended June 30, 2003 and 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

        Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price, the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the fiscal year ended June 30, 2003.

Dividends on Series A Redeemable Convertible Preferred Stock

        Dividends on the Series A preferred stock (see Note 11 "Redeemable Convertible Preferred Stock and Stockholders' Equity" in our Notes to Consolidated Financial Statements) were calculated at value at the rate of 5% per annum, and were approximately $882,000 and $1.6 million for the fiscal years ended June 30, 2003 and 2002, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders. There were no dividends paid on the Series A preferred stock during fiscal 2004 because all of the outstanding shares of Series A preferred stock were converted into common stock in January 2003.

New Accounting Pronouncements

        In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue- generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21l apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF 00-21 did not have a material impact on our results of operations, financial position or cash flows.

        In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establish standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of FAS 150 did not have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources

        As discussed elsewhere in this report, including further below, we have received a report from our independent auditors regarding the consolidated financial statements for the fiscal year ended June 30, 2004 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $6.5 million for the fiscal year ended June 30, 2004, and our accumulated deficit was $213.6 million at June 30, 2004 and (ii) we anticipate requiring additional financial resources to enable us to fund our operations at least through June 30, 2005. Management's plans as to these matters are also described in Note 1 to the consolidated financial statements.

        Since its inception, Valentis has financed its operations principally through public and private issuances of its common and preferred stock and funding from collaborative arrangements.

        In June 2004, we completed a private placement, in which we issued and sold 2,234,779 shares of common stock and warrants, exercisable for a five-year period, to purchase 670,431 shares of common stock at $5.4075 per unit, resulting in net proceeds of approximately $11.2 million. The warrants are exercisable at $6.98 per share. In addition, we issued to Jefferies & Company, Inc., the placement agent of the private placement, warrants to purchase 223,478 shares of common stock at $5.4075 per share, exercisable for a five-year period ("June 2004 Private Placement").

        In January 2004, we completed a private placement of 4,878,047 shares of common stock at $2.05 per share along with warrants, exercisable for a five-year period, to purchase 1,951,220 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $9.4 million ("January 2004 Private Placement").

        Pursuant to a purchase agreement under the January 2004 Private Placement, in the event that we issue additional shares of common stock within one year of the closing in certain non-exempt transactions for a price less than the average of the closing bid prices per share of its common stock on the Nasdaq SmallCap Market during the 5 trading days immediately preceding such issuance (the "Threshold Price"), then we will be obligated to issue additional shares to the purchasers of our common stock and warrants in the January 2004 Private Placement. We will not receive any proceeds from the issuance of these additional shares. The number of these additional shares which would be issuable to each purchaser under this provision would be equal to the difference between the purchase price of $2.05 per share and the Threshold Price, divided by the Threshold Price, multiplied by the number of shares of our common stock the purchaser has purchased in the January 2004 Private Placement. In addition, in that event, the exercise price of the warrants would be proportionally reduced. The shares of our common stock and warrants issued in the January 2004 Private Placement, as well as the shares issuable upon exercise of the warrants are restricted securities as that term is defined in the Securities Act of 1933, as amended.

        We entered into registration rights agreements with the purchasers in the January 2004 Private Placement and the June 2004 Private Placement. Pursuant to the registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. The registration statements were declared effective by the Securities and Exchange Commission on March 4, 2004, and August 13, 2004 for the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the January 2004 Private Placement and the June 2004 Private Placement, respectively.

        In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser's aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser's aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the closing. In addition, if we issue any additional shares under the antidilution provisions of the January 2004 Private Placement's purchase agreement, we would be required to register those shares as well.

        In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals plc, announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the settlement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement settles pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office.

        We have used and expect to continue to use the net proceeds from the sale of the common stock for general corporate purposes, which may include funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.

        We lease our facilities and under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

        Minimal annual rental commitments under the operating leases at June 30, 2004 are as follows (in thousands):

Fiscal Year ended June 30,
2005	$914
2006	1,177
2007	650
2008	65

$2,806

        Our capital expenditures were $7,000 in fiscal 2004, $31,000 in fiscal 2003 and $136,000 in fiscal 2002. We expect our capital expenditures to increase in the future reflecting expanded manufacturing and clinical trial expenses associated with advancing the Deltavasc™ PAD product to Phase III clinical testing. However, capital expenditures may increase or decrease depending on the outcome of the Deltavasc™ PAD Phase II clinical trial at the end of September 2004 and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

        Net cash used in operating activities decreased approximately $11.7 million and $24.5 million to approximately $3.9 million in fiscal 2004 compared to fiscal 2003 and fiscal 2002, respectively. The decreases were primarily attributable to the decreased net losses and lower cash disbursements resulting from staff reductions in January and October 2002, and decreased legal expenses due to the resolution of the patent infringement litigation against ALZA. These decreases were offset in part by increased clinical trial expenditures.

        Net cash used in investing activities was approximately $10.9 million for the fiscal year ended June 30, 2004, which primarily related to the purchases of marketable securities. Net cash provided by investing activities was approximately $8.2 million and $15.4 million for the fiscal year ended June 30, 2003 and 2002, respectively, which primarily reflects the maturities of available-for-sale investments.

        Net cash provided by financing activities was approximately $21.1 million for the fiscal year ended June 30, 2004, which consisted primarily of net proceeds received from the private placements of common stock completed in January and June 2004. Net cash used in financing activities was approximately $498,000 for the fiscal year ended June 30, 2003, which related primarily to the payments of preferred stock dividends. Net cash provided by financing activities was approximately $10.6 million for the fiscal year ended June 30, 2002, which consisted primarily of net proceeds received from the underwritten public offering of our common stock in December 2001, partially offset set by payments on long-term debt.

        Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 15), we have experienced net losses since our inception through June 30, 2004, and reported a net loss of $6.5 million for the fiscal year ended June 30, 2004. Our accumulated deficit was $213.6 million at June 30, 2004. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. Depending on the outcome of the Deltavasc™ PAD Phase II clinical trial at the end of September 2004, spending levels for research and development and general and administrative expenses may increase above current levels, to reflect increases in manufacturing and clinical trial efforts to advance the Deltavasc™ PAD product to Phase III testing. At June 30, 2004, we had $20.5 million in cash, cash equivalents and investments, and we anticipate that we will require additional financial resources to advance Deltavasc™ and continue our planned operations at least through June 30, 2005.

        We are currently supporting the ongoing Deltavasc™ Phase II clinical trial. This multicenter, randomized, placebo-controlled clinical trial conducted at approximately 17 centers in the United States is a study performed within the FDA regulations and guidelines regarding whether patients suffering from peripheral arterial disease can increase blood flow in their legs after being treated with Deltavasc™ compared to patients given the placebo. The results of the Phase II trial are expected at the end of September 2004. Should the outcome of the Deltavasc™ PAD Phase II clinical trial demonstrate a statistically significant drug effect and is safe for the targeted population, we may seek additional financing and pursue corporate partners, to advance Deltavasc™ PAD to Phase III clinical testing. Should the outcome of the Deltavasc™ PAD Phase II clinical trial fail to demonstrate a statistically significant drug effect and is safe for the targeted population, our business and reputation could be harmed and the market price of our Common Stock could fall. We may not be able to obtain additional financing and pursue corporate partners on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale of securities, the sale or merger of the business, the sale of certain assets or other actions.

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Critical Accounting Policies

  Clinical trial expenses

        Valentis believes the accrual for clinical trial expense represents its most significant estimate used in the preparation of the consolidated financial statements. Valentis' accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on behalf of the Company in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis' clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been reasonably accurate in the past.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Valentis' exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of invested funds by limiting default risk, market risk, and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by calendar year of maturity for our investment portfolio (in thousands, except percentages).

	2004	2005
Cash equivalents
Fixed rate	$8,798	$—
Average rate	1.40%	—
Short-term investments
Fixed rate	$6,086	$4,848
Average rate	1.25%	2.09%

Total cash equivalents and investment securities	$14,884	$4,848
Average rate	1.34%	2.09%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Valentis' Financial Statements and notes thereto appear on pages 47 to 70 of this Annual Report on Form 10-K.

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

        Our management have evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Director of Finance and Controller, who is our principal financial officer, the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and our Senior Director of Finance and Controller concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

        There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is hereby incorporated by reference from the Definitive Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Index to Financial Statements

        The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 47 of this Report.

(a)(2)    No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)    Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(12)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(5)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(6)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, between the Registrant and the investors named therein.
(1)	4.4	Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995.
(1)	4.5	Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996.
(1)	4.6	Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996.
(5)	4.7	Form of Common Stock Purchase Warrant, Class A.
(5)	4.8	Form of Common Stock Purchase Warrant, Class B.
(12)	4.9	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(6)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(3)	10.8	Letter Agreement between the Registrant and Bennet Weintraub.
(1)	10.10	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.11	First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident).

(1)		10.12	Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997.
(1)		10.13	Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995.
(1)		10.14	Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13, 1994.
(1)		10.15	Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996.
(1)	*	10.16	Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated April 11, 1994, as amended as of May 31, 1996.
(1)	*	10.17	Exclusive License Agreement between the Registrant and Regents of the University of California, dated May 9, 1996, as amended May 15, 1997.
(3)		10.21	Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998.
(2)	*	10.22	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	*	10.23	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	*	10.24	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)		10.30	Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993.
(2)	*	10.31	Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(2)	*	10.32	License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(4)	*	10.33	Alliance Agreement between Registrant and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
(5)		10.34	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(8)		10.35	Amended and Restated 1998 Non-Employee Directors' Stock Option Plan.
(6)		10.36	Amended and Restated 2001 Nonstatutory Incentive Plan.
(7)		10.37	Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company's Series A Convertible Redeemable Preferred Stock
(9)	*	10.38	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
(12)		10.39	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(8)		10.40	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(8)		10.41	2003 Employee Stock Purchase Plan.
(10)		10.42	Securities Purchase Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the purchasers identified on the signature pages thereto.
(10)		10.43	Form of Warrant to purchase Common Stock.
(10)		10.44	Registration Rights Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)		10.45	Securities Purchase Agreement, dated June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)		10.46	Form of Warrant to purchase Common Stock.
(11)		10.47	Registration Rights Agreement, made and entered into as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.

21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc (PolyMASC) became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page herewith)
31.1	Certification of Principal Executive Officer Section 302.
31.2	Certification of Principal Financial Officer Section 302.
32.1	Certification of Principal Executive Officer Section 906.
32.2	Certification of Principal Financial Officer Section 906.

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

(10)
Filed as an exhibit to the Report on Form 8-K, filed with the with the Securities and Exchange Commission on December 31, 2003 and incorporated herein by reference.

(11)
Filed as an exhibit to the Report on Form 8-K, filed with the with the Securities and Exchange Commission on June 14, 2004 and incorporated herein by reference.

(12)
Filed as an exhibit to Registrant's Annual Report on Form 10-K (No. 000-22987) for fiscal year ended June 30, 2003 and incorporated herein by reference.

*
Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

(b)
Reports on Form 8-K

        On June 14, 2004, Valentis filed a current report on Form 8-K regarding the completion of its private placement, the sale and issuance of approximately 2.2 million shares of its common stock and warrants exercisable for up to approximately 670,000 additional shares of common stock at $5.4075 per unit, for aggregate gross proceeds of approximately $12 million. The warrants are exercisable at $6.98 per share.

        On May 26, 2004, Valentis filed a current report on Form 8-K regarding the appointment of George M. Lasezkay, Pharm.D., J.D., to the Company's Board of Directors. Dr. Lasezkay's appointment to the Board of Directors was effective May 24, 2004.

        On May 17, 2004, Valentis filed a current report on Form 8-K regarding the announcement of results for its third fiscal quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2004.

VALENTIS, INC.
By:	/s/ BENJAMIN F. MCGRAW Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer

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

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW Benjamin F. McGraw, III, Pharm.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 15, 2004
/s/ JOSEPH A. MARKEY Joseph A. Markey	Senior Director of Finance and Controller (Principal Financial and Accounting Officer)	September 15, 2004
/s/ PATRICK G. ENRIGHT Patrick G. Enright	Director	September 15, 2004
/s/ REINALDO M. DIAZ Reinaldo M. Diaz	Director	September 15, 2004
/s/ GEORGE M. LASEZKAY George M. Lasezkay	Director	September 15, 2004

/s/ MARK MCDADE Mark McDade	Director	September 15, 2004
/s/ ALAN C. MENDELSON Alan C. Mendelson	Director	September 15, 2004
/s/ DENNIS J. PURCELL Dennis J. Purcell	Director	September 15, 2004
/s/ JOHN SCHROEDER John Schroeder, M.D.	Director	September 15, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valentis, Inc.

        We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency) and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that Valentis, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $6.5 million for the year ended June 30, 2004 and its accumulated deficit was $213.6 million at June 30, 2004. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ ERNST & YOUNG LLP

Palo Alto, California
August 12, 2004

VALENTIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,516	$3,290
Short-term investments	10,934	—
Interest and other receivables	190	187
Prepaid expenses and other current assets	666	642

Total current assets	21,306	4,119
Property and equipment, net	79	1,511
Goodwill	409	409
Other assets	97	39

Total assets	$21,891	$6,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$207	$166
Accrued compensation	1,137	458
Accrued clinical trial costs	1,437	400
Other accrued liabilities	1,120	2,281
Deferred revenue	100	175
Current portion of long-term debt	—	9

Total current liabilities	4,001	3,489
Stockholders' equity:
Common stock, $.001 par value, 190,000,000 shares authorized; 12,996,607 and 5,555,708 shares issued and outstanding at June 30, 2004 and 2003, respectively	13	6
Additional paid-in capital	232,137	210,399
Accumulated other comprehensive loss	(706)	(746)
Accumulated deficit	(213,554)	(207,070)

Total stockholders' equity	17,890	2,589

Total liabilities and stockholders' equity	$21,891	$6,078

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended June 30,
	2004	2003	2002
Collaborative research and development revenue	$—	$—	$3,333
License and milestone revenue	7,284	3,958	487
Other revenue	194	—	17

Total revenue	7,478	3,958	3,837
Operating expenses:
Research and development	10,054	9,965	23,738
General and administrative	3,912	8,859	7,853
Restructuring charges	—	832	1,812
Amortization of goodwill and other acquired intangible assets	—	—	4,914

Total operating expenses	13,966	19,656	38,317

Loss from operations	(6,488)	(15,698)	(34,480)
Interest income	90	111	999
Other income and expense, net	(86)	727	391

Net loss	(6,484)	(14,860)	(33,090)
Deemed dividend	—	(4,972)	(2,590)
Adjustment resulting from the reduction in the Series A preferred stock conversion price	—	(22,293)	—
Dividends on convertible preferred stock	—	(882)	(1,557)

Net loss applicable to common stockholders	$(6,484)	$(43,007)	$(37,237)

Basic and diluted net loss per share applicable to common stockholders	$(0.81)	$(13.86)	$(33.61)

Shares used in computing basic and diluted net loss per common share	8,024	3,103	1,108

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock								Total Stockholders' Equity (net capital deficiency)
			Common Stock				Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at June 30, 2001	31,500	$23,895	991,311	$1	$172,991	$(10)	$650	$(159,120)	$14,512
Exercise of stock options	—	—	1,054	—	46	—	—	—	46
Stock options granted to non-employees for services rendered	—	—	—	—	349	—	—	—	349
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	6,692	—	569	—	—	—	569
Conversion of redeemable convertible preferred stock into common stock	(700)	(657)	2,592	—	657	—	—	—	657
Accretion of redeemable convertible preferred stock warrants	—	1,726	—	—	(1,726)	—	—	—	(1,726)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	314	—	—	(314)	—	—	—	(314)
Accretion of redeemable convertible preferred stock issuance costs	—	550	—	—	(550)	—	—	—	(550)
Redeemable convertible preferred stock dividends	—	—	—	—	(1,557)	—	—	—	(1,557)
Redeemable convertible preferred stock dividends paid in common stock	—	—	21,037	—	1,557	—	—	—	1,557
Amortization of deferred compensation	—	—	—	—	—	10	—	—	10
Issuance of common stock in public offering, net of issuance costs of $356	—	—	204,337	—	12,609	—	—	—	12,609
Net loss	—	—	—	—	—	—	—	(33,090)	(33,090)
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—	(106)	—	(106)
Foreign currency translation adjustment	—	—	—	—	—	—	(667)	—	(667)

Total comprehensive loss									(33,863)

Balance at June 30, 2002	30,800	25,828	1,227,023	1	184,631	—	(123)	(192,210)	(7,701)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	178	—	4	—	—	—	4
Issuance of common stock pursuant to a license agreement	—	—	2,106	—	250	—	—	—	250
Accretion of redeemable convertible preferred stock warrants	—	3,332	—	—	(3,332)	—	—	—	(3,332)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	593	—	—	(593)	—	—	—	(593)
Accretion of redeemable convertible preferred stock issuance costs	—	1,047	—	—	(1,047)	—	—	—	(1,047)
Redeemable convertible preferred stock dividends	—	—	—	—	(882)	—	—	—	(882)
Redeemable convertible preferred stock dividends paid in common stock	—	—	84,336	—	573	—	—	—	573
Conversion of redeemable convertible preferred stock into common stock	(30,800)	(30,800)	4,242,065	5	30,795	—	—	—	30,800
Net loss	—	—	—	—	—	—	—	(14,860)	(14,860)
Foreign currency translation adjustment	—	—	—	—	—	—	(623)	—	(623)

Total comprehensive loss									(15,483)

Balance at June 30, 2003	—	—	5,555,708	6	210,399	—	(746)	(207,070)	2,589
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	77,351	—	237	—	—	—	237
Issuance of common stock pursuant to a license termination agreement	—	—	185,000	—	433	—	—	—	433
Stock options granted to non-employees for services rendered	—	—	—	—	80	—	—	—	80
Disgorgement of Short-Swing Profits	—	—	—	—	133	—	—	—	133
Exercise of warrants	—	—	65,722	—	197	—	—	—	197
Private placement of common stock, net of issuance costs of $2,358	—	—	7,112,826	7	20,658	—	—	—	20,665
Net loss	—	—	—	—	—	—	—	(6,484)	(6,484)
Net unrealized loss on available for sale securities	—	—	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	53	—	53

Total comprehensive loss									(6,444)

Balance at June 30, 2004	—	$—	12,996,607	$13	$232,137	$—	$(706)	$(213,554)	$17,890

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(6,484)	$(14,860)	$(33,090)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,439	1,842	2,732
Loss (gain) on disposal of assets	(8)	(121)	415
Amortization of goodwill and other intangibles	—	—	4,914
Amortization of deferred compensation	—	—	10
Stock options granted to non-employees for services rendered	80	—	349
401(k) stock contribution matching expense	55	113	138
Changes in operating assets and liabilities:
Interest and other receivables	(3)	284	98
Prepaid expenses and other assets	(82)	103	14
Deferred revenue	(75)	175	(3,333)
Accounts payable	41	98	(330)
Accrued liabilities	1,101	(2,621)	314
Foreign currency translation adjustment	53	(623)	(667)

Net cash used in operating activities	(3,883)	(15,610)	(28,436)

Cash flows from investing activities
Purchase of property and equipment	(7)	(31)	(136)
Proceeds from sale of property and equipment	8	325	—
Purchases of available-for-sale investments	(12,234)	—	(13,319)
Maturities of available-for-sale investments	1,287	7,892	28,902

Net cash provided by (used in) investing activities	(10,946)	8,186	15,447

Cash flows from financing activities
Payments on long-term debt	(9)	(129)	(2,576)
Preferred stock dividends paid in cash	—	(373)	—
Proceeds from issuance of common stock, net of repurchases	21,064	4	13,086

Net cash provided by (used in) financing activities	21,055	(498)	10,510

Net increase (decrease) in cash and cash equivalents	6,226	(7,922)	(2,479)
Cash and cash equivalents, beginning of year	3,290	11,212	13,691

Cash and cash equivalents, end of year	$9,516	$3,290	$11,212

Supplemental disclosure of cash flow information:
Interest paid	$—	$9	$112

Franchise and other tax paid	$91	$7	$22

Schedule of non-cash transactions:
Stock issued for prior year accrued 401(k) matching contributions	$113	$—	$—

Stock issued for prior year accrued lease termination fees	$433	$—	$—

Accretion of redeemable convertible preferred stock warrants, beneficial conversion feature and issuance costs	$—	$4,972	$2,590

Conversion of redeemable convertible preferred stock into common stock	$—	$30,800	$657

Preferred stock dividends declared	$—	$882	$1,556

Preferred stock dividends paid in common stock	$—	$573	$1,556

Stock issued in partial consideration for a license agreement	$—	$250	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1. ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

        Valentis, Inc. ("Valentis", "the Company", "we" or "us") was formed from the merger of Megabios Corp. and GeneMedicine, Inc. ("GeneMedicine") in March 1999. In August 1999, the Company acquired PolyMASC Pharmaceuticals plc ("PolyMASC"). We believe Valentis is a leader in the field of biopharmaceutical delivery. Valentis is converting biologic discoveries into innovative products by combining our proprietary delivery technologies with biologics to create novel therapeutic products. The Company's lead product, DeltavascTM is based on the Del-1 angiogenesis gene, formulated with a Valentis PINC™ (Polymeric, non-condensing) proprietary polymer delivery system. The Company has three technologies that it utilizes for the development of novel therapeutics: (i) proprietary synthetic, non-viral gene delivery systems, (ii) proprietary plasmid expression systems; and, (iii) GeneSwitch® gene regulation technologies that permits therapeutic protein production that is controlled via an orally administered drug. The Company's commercial strategy is to enter into corporate collaborations for full-scale clinical development, marketing and sales of products. Valentis is incorporated in the State of Delaware.

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

        Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 15), we have experienced net losses since our inception through June 30, 2004, and reported a net loss of $6.5 million for the fiscal year ended June 30, 2004. Our accumulated deficit was $213.6 million at June 30, 2004. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. Depending on the outcome of the Deltavasc™ PAD Phase II clinical trial at the end of September 2004, spending levels for research and development and general and administrative expenses may increase above current levels, to reflect increases in manufacturing and clinical trial efforts to advance the Deltavasc™ PAD product to Phase III testing. At June 30, 2004, we had $20.5 million in cash, cash equivalents and investments, and we anticipate that we will require additional funding to advance Deltavasc™ and continue our planned operations at least through June 30, 2005.

        We are currently supporting the ongoing Deltavasc™ Phase II clinical trial. This multicenter, randomized, placebo-controlled clinical trial conducted at approximately 17 centers in the United States is a study performed within the FDA regulations and guidelines regarding whether patients suffering from peripheral arterial disease can increase blood flow in their legs after being treated with Deltavasc™ compared to patients given the placebo. The results of the Phase II trial are expected at the end of September 2004. Should the outcome of the Deltavasc™ PAD Phase II clinical trial demonstrate a statistically significant drug effect and is safe for the targeted population, we may seek additional financing and pursue corporate partners, to advance Deltavasc™ PAD to Phase III clinical testing. Should the outcome of the Deltavasc™ PAD Phase II clinical trial fail to demonstrate a statistically significant drug effect and is safe for the targeted population, our business and reputation could be harmed and the market price of our Common Stock could fall. We may not be able to obtain additional financing and pursue corporate partners on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale of securities, the sale or merger of the business, the sale of certain assets or other actions.

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

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

        Valentis believes the accrual for clinical trial expense represents its most significant estimate used in the preparation of its consolidated financial statements. Valentis' accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis' clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, the Company accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

Research and Development Expenses

        Research and development expenses, which consist of costs incurred for independent and collaborative research and development and include direct and research- related overhead expenses and the costs of funding clinical studies, are expensed as incurred.

Cash, Cash Equivalents and Investments

        Cash equivalents consist of highly liquid investments with original maturities at the date of purchase of three months or less. Short-term investments mature in less than one year from the balance sheet date.

        Valentis classifies for its cash equivalents and investments as "available-for-sale." Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders' equity until realized. The cost of securities sold is based on the specific identification method.

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

Goodwill and Intangible Assets

        Goodwill consists of the goodwill related to Valentis' acquisition of PolyMASC. Prior to July 1, 2002, amortization of goodwill and purchased intangibles was calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years, and amortization of assembled workforce and goodwill was included as a separate item on the Consolidated Statements of Operations. Effective July 1, 2002, assembled workforce and goodwill are no longer being amortized but are subject to an impairment analysis on at least an annual basis in accordance with the requirements of Statement of Financial Accounting Standards No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets".

Long-Lived Assets

        Valentis accounts for its long-lived assets under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS 144, Valentis identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company's long-lived assets consist primarily of machinery and equipment and leasehold improvements.

Stock-Based Compensation

        Valentis has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation", requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis' employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma net loss and net loss per share information is required by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123" which also requires that the information be determined as if Valentis has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods using the graded vesting method. Valentis' pro forma information follows (in thousands except for net loss per share information):

	Year ended June 30,
	2004	2003	2002
Net loss applicable to common stockholders—as reported	$(6,484)	$(43,007)	$(37,237)
Add back: Deferred compensation expense	—	—	10
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(1,880)	(545)	(2,884)

Net loss applicable to common stockholders—pro forma	$(8,364)	$(43,552)	$(40,110)

Net loss applicable to common stockholders per share—as reported	$(0.81)	$(13.86)	$(33.61)

Net loss applicable to common stockholders per share—pro forma	$(1.04)	$(14.04)	$(36.20)

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

Net Loss Per Share

        Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to Valentis' right of repurchase. Diluted earnings per share include the effect of options and warrants, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

        A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Year ended June 30,
	2004	2003	2002
Net loss applicable to common stockholders	$(6,484)	$(43,007)	$(37,237)

Basic and Diluted:
Weighted average shares of common stock outstanding	8,211	3,105	1,108
Less: Shares in escrow, subject to return	(2)	(2)	—
Less: Shares subject to repurchase	(185)	—	—

Weighted-average shares of common stock used in computing net loss per share	8,024	3,103	1,108

Basic and diluted net loss per share	$(0.81)	$(13.86)	$(33.61)

        The computation of basic net loss per share excludes the following shares of common stock, which are outstanding but are held in escrow or subject to Valentis' right to repurchase:

  •
  A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

  •
  A total of 185,000 shares of common stock issued in September 2003 in partial consideration for a lease termination agreement. All of these 185,000 shares were subject to a repurchase option of the Company as of June30, 2004.

        The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

  •
  Options to purchase 1,744,280 shares of common stock at a weighted average price of $11.24 per share, options to purchase 1,002,327 shares of common stock at a weighted average price of $22.04 per share, and options to purchase 137,406 shares of common stock at a weighted average price of $178.80 per share at June 30, 2004, 2003 and 2002, respectively.

  •
  Warrants to purchase up to an aggregate of 42,226, 1,885,490, 670,431 and 223,478 shares of common stock at an exercise price of $307.50, $3.00, $6.98 and $5.4075 per share, respectively at June 30, 2004.

  •
  Warrants to purchase up to an aggregate of 42,226 shares of common stock at an exercise price of $307.50 per share at June 30, 2003 and 2002.

        The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

401(k) Plan

        In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the "401(k) Plan") in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. In December 2002, the Board of Directors approved the restatement of the 401(k) Plan. Pursuant to the restated 401(k) Plan, all employees are eligible to participate in the 401(k) Plan, and may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match vests according to the employee's years of employment with the Company (see Note 11).

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

Recent Accounting Pronouncements

        In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue- generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The provisions of EITF 00-21l apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company's adoption of EITF 00-21 did not have a material impact on our results of operations, financial position or cash flows.

        In May 2003, the FASB issued Statement No. 150 ("FAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 establish standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of FAS 150 did not have a material impact on our results of operations, financial position ore cash flows.

Business Segments

        The Company operates in one business segment, the research and development of biopharmaceutical products and associated delivery systems.

Reclassifications

        Certain prior year amounts have been reclassified in the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and in Notes to Consolidated Financial Statements to conform to current year presentation, including the presentation of revenue and other accrued liabilities.

2. FINANCIAL INSTRUMENTS

        At June 30, 2004, financial instruments held by the Company consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2004
Money market mutual funds	$4,801	$—	$4,801
Commercial paper	$3,997	—	$3,997
Corporate debt securities	10,947	(13)	10,934

	19,745	(13)	19,732
Less amounts classified as cash equivalents	(8,798)	—	(8,798)

Total short-term investments	$10,947	$(13)	$10,934

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

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

        Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders' equity of the Company that are excluded from net loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2004	June 30, 2003
Unrealized loss on available-for-sale securities	$(13)	$—
Foreign currency translation adjustments	(693)	(746)

Accumulated other comprehensive loss	$(706)	$(746)

4. COLLABORATIVE, LICENSE, AND RESEARCH AGREEMENTS

        Revenue recognized in the years ended June 30, 2004, 2003 and 2002 is as follows (in thousands):

	Year ended June 30,
	2004	2003	2002
Collaborative research and development revenue:
Roche Holdings, Ltd.	$—	$—	$3,333

	—	—	3,333
License and milestone revenue:
GeneSwitch® licenses	284	1,888	430
DNAVax™ gene delivery technology license and milestone	500	—	—
PINC™ gene delivery technology licenses	—	570	—
Manufacturing technology milestone	—	1,500	—
PEGylation technology licenses	6,500	—	57

	7,284	3,958	487
Other Revenue	194	—	17

Total Revenue	$7,478	$3,958	$3,837

        To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and from licensees, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of corporate collaborations, Valentis historically received research and development funding on a quarterly basis in advance of associated research and development costs.

Roche Holdings Ltd. ("Roche")

        Pursuant to the merger with GeneMedicine in March 1999, Valentis acquired the rights under a corporate collaboration agreement with a subsidiary of Roche, originally signed in February 1995. The agreement provided for research and development of GeneMedicine products to treat head and neck tumors and melanoma. Revenue recognized under the collaborative research agreement with Roche was $3.3 million (87% of total revenue) for the years ended June 30, 2002. In January 2002, the Company suspended clinical development of its cancer immunotherapy products following release of clinical data from a Phase II clinical trial of an IL-2 GeneMedicine product. Consistent with these developments and a decision by Roche not to initiate a Phase III clinical trial, the Company's alliance with Roche ended in accordance with terms of the agreement.

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

        Under the new agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH is dissolved. The new agreement reinstates the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The amount of this milestone payment, net of approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003. The Company recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount accrued by Valentis as of June 30, 2002, which the Company is no longer obligated to pay to DSM Biologics as a result of the new agreement. In fiscal 2004, the Company recognized approximately $194,000 of profit sharing and royalty revenue under this agreement.

Other license-out agreements

        Valentis has licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, GlaxoSmithKline, Lexicon Genetics, Pfizer Inc. and Schering AG for functional genomics research. In addition, the Company has licensed its gene delivery technology on a non-exclusive basis to Schering AG, Innogenetics N.V. and Epimmune, Inc.. These agreements generally include (i) up front payments and annual maintenance fees, which are non-cancelable and recognized at the time of contract signing; and, (ii) milestone and royalty payments. Revenues, in aggregate, recognized from these agreements were approximately $784,000, $2.5 million and $430,000 for the fiscal year ended June 30, 2004, 2003 and 2002, respectively. The Company has also granted a license to ALZA Corporation under a license and settlement agreement related to its PEGylation technology. Valentis recognized $6.5 million of license revenue in fiscal 2004 under this agreement. (see Note 15)

        Valentis has established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and Valentis receives certain rights to Genzyme's plasmid DNA manufacturing technology.

Sponsored research agreements

        Valentis has entered into several sponsored research agreements with universities. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $55,000, $208,000 and $735,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

5. OTHER ACQUIRED TECHNOLOGY

        In April 1999, Valentis acquired rights to intellectual property related to the Del-1 gene and protein. Del-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2004, no revenues have been derived from the license of this technology.

6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	June 30,
	2004	2003
Machinery and equipment	$6,279	$6,349
Furniture and fixtures	1,251	1,254
Leasehold improvements	9,868	9,867

	17,398	17,470
Less accumulated depreciation and amortization	(17,319)	(15,959)

Property and equipment, net	$79	$1,511

        Property and equipment at June 30, 2004 and 2003 includes assets under equipment financing agreements of approximately $367,000. Accumulated amortization related to these assets was approximately $367,000 at June 30, 2004 and $294,000 at June 30, 2003.

7. GOODWILL

        At June 30, 2004 and 2003, acquired intangible assets consist of approximately $409,000 of net goodwill. The Company performed impairment analyses in accordance with SFAS 142 as of each date, and determined that in each case goodwill was not impaired.

8. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in thousands):

	June 30,
	2004	2003
Accrued research and development expenses	$125	$111
Accrued rent	95	174
Accrued lease exit costs	—	665
Accrued property and use taxes	441	503
Accrued legal expenses	179	339
Other	280	489

Total	$1,120	$2,281

9. LONG-TERM DEBT

        In October 1998, Valentis entered into an equipment financing agreement with a financing company. The Company financed $367,000 in equipment purchases under this agreement structured as a loan. The equipment loan was being repaid over 43 months at an interest rate of 10.1% and was secured by the related equipment. The loan was fully repaid in July 2003. Valentis has fully utilized the borrowing capacity under this agreement. Interest expense for fiscal 2004, 2003 and 2002 was approximately zero, $9,000 and $112,000, respectively.

10. COMMITMENTS

Operating Lease

        Valentis leases its facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

        Minimal annual rental commitments under the operating leases at June 30, 2004 are as follows (in thousands):

Year ended June 30,
2005	$914
2006	1,177
2007	650
2008	65

$2,806

        The Company leased an approximately 38,000 square-foot building in The Woodlands, Texas. The term of The Woodlands facility lease, which began in January 1995, was 10 years. However, during the fourth quarter of fiscal 2003, the Company ceased using the facility and in September 2003, the Company entered into a lease termination agreement with the landlord of the facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003, and on the same date, the Company paid to the landlord a termination fee consisting of (i) $232,000 in cash, and (ii) 185,000 shares of the Company's common stock, together with certain registration rights for, and the Company's option to repurchase, those shares. The Company recorded the termination fee in the year ended June 30, 2003, as lease exit cost of $232,000 for the cash payment and approximately $433,000 for the issuance of 185,000 shares of its common stock, as it ceased using the facility during the fourth quarter of fiscal 2003. This lease exit cost is included in general and administrative expenses for fiscal 2003.

        In addition, the Company exited 7,500 square feet of its leased Burlingame, CA facility in October 2003. In July 2003, the Company entered into a lease termination agreement with the landlord of the Burlingame facility. Pursuant to the lease termination agreement, the Burlingame facility lease terminated on October 6, 2003. In consideration for the lease termination, the Company paid to the landlord a cash termination fee of $115,000, which was recorded as a lease exit cost and included in general and administrative expenses for fiscal 2004.

        Aggregate future minimum sublease income to be received under the Company's facility subleases as of June 30, 2004 totals approximately $502,000, which will offset rent expense in the fiscal years ended June 30, 2005, 2006 and 2007 by approximately $281,000, $156,000 and $65,000, respectively. Gross rent expense for the fiscal years ended June 30, 2004, 2003 and 2002 was approximately $677,000, $1.8 million and $1.7 million, respectively. Gross sublease income for the fiscal years ended June 30, 2004, 2003 and 2002 was approximately $502,000, $549,000 and $475,000, respectively.

Restricted Cash

        At June 30, 2004, the Company had approximately $57,000 of restricted cash, which is required by its bank for the establishment of a standby letter of credit related to the Company's utility services. The restricted cash of approximately $57,000 is included in other assets in the consolidated balance sheet for the fiscal year ended June 30, 2004.

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

        Prior to the conversion of the Series A preferred stock to Common Stock on January 24, 2003, the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company's election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. The number of shares of common stock issued for dividends during the fiscal year ended June 30, 2003 and 2002 were 84,338 shares and 21,037 shares, respectively.

Summary of Certain Preferred Stock and Warrant Accounting

        The total cash proceeds from the sale of Series A preferred stock and common stock purchase warrants of $31.5 million were discounted by approximately $6.0 million, representing the value assigned to the Class A and B warrants exercisable for an aggregate of 42,226 shares of common stock issued in the private placement. The $6.0 million value of the warrants was subject to accretion over the 3.5-year redemption period. After reducing the proceeds by the value of the warrants, the remaining proceeds were used to compute a discounted conversion price in accordance with EITF 00-27, "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The discounted conversion price was compared to the fair market value of the Valentis common stock on December 5, 2000 (the date of issuance of the Series A preferred stock) resulting in a beneficial conversion feature of approximately $1.1 million which represents the difference between the fair market value of Valentis' common stock and the discounted conversion price, and was subject to accretion over the 3.5-year redemption period.

        Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining $3.5 million of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend and included in the amounts discussed in the paragraphs below related to accretion of the warrants, beneficial conversion feature and issuance costs. This deemed dividend, along with a deemed dividend of approximately $200,000 accreted during January 2003, was included in the calculation of net loss applicable to common stockholders for the fiscal year ended June 30, 2003.

        The accretion of warrants for the fiscal years ended June 30, 2003 and 2002 was approximately $3.3 million and $1.7 million, respectively. The accretion of the beneficial conversion feature for the fiscal years ended June 30, 2003 and 2002 was approximately $592,000 and $314,000, respectively. The aggregate accretion value associated with the warrants and beneficial conversion feature were included in the calculation of net loss applicable to common stockholders.

        Issuance costs of approximately $1.9 million were accounted for as a discount on the Series A preferred stock and were accreted over the 3.5-year redemption period. Accretion of approximately $1.0 million and $550,000 for the years ended June 30, 2003 and 2002, respectively, was included in the calculation of net loss applicable to common stockholders.

        Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see below), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million. This amount also was included in the calculation of net loss applicable to common stockholders for the fiscal year ended June 30, 2003.

        Dividends on the Series A preferred stock, calculated at value at the rate of 5% per annum, were approximately $0.9 million and $1.6 million for the fiscal year ended June 30, 2003 and 2002, respectively, and were charged against additional-paid-in-capital and included in the calculation of net loss applicable to common stockholders.

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

        The conversion and reverse stock split were approved by the holders of the Company's common stock on January 23, 2003. The stockholders approved the Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate"), which provided for the following: (i) an increase in the authorized shares of Common Stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the reverse stock split); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company's outstanding Common Stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company.

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

        In January 2004, Valentis completed a private placement of 4,878,047 shares of common stock at $2.05 per share along with warrants, exercisable for a five-year period, to purchase 1,951,220 shares of common stock at $3.00 per share, resulting in net proceeds to the Company of approximately $9.4 million.

        In June 2004, the Company completed another private placement, in which the Company issued and sold 2,234,779 shares of common stock and warrants, exercisable for a five-year period, to purchase 670,431 shares of common stock at $5.4075 per unit, resulting in net proceeds of approximately $11.2 million. The warrants are exercisable at $6.98 per share. In addition, the Company issued to Jefferies & company, Inc., the placement agent of the private placement, warrants to purchase 223,478 shares of common stock at $5.4075 per share, exercisable for a five-year period.

Equity Incentive Plan

        The 1997 Equity Incentive Plan (the "Incentive Plan"), as amended and restated in December 2003, provides for grants of options to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2004, an aggregate of 1.7 million shares have been authorized for issuance and options to purchase approximately 1.1 million shares of common stock had been granted under this plan.

        Pursuant to the terms of the 1998 Non-Employee Directors' Plan (the "Directors' Plan"), as amended and restated in December 2003, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and commencing with the annual meeting of stockholders for the fiscal year 2003, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 2,600 shares of common stock. As of June 30, 2004, an aggregate of 375,000 shares have been authorized for issuance under this plan, and options to purchase 193,325 shares of common stock had been granted to non-employee directors under this plan.

        The merger with GeneMedicine in 1999 included the conversion of outstanding GeneMedicine stock options into options to purchase 50,000 shares of Valentis common stock. These options relate to Valentis' assumption of GeneMedicine's 1993 Stock Option Plan referred to as the "GeneMedicine Plan." Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine's previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine's Board of Directors. Options under the GeneMedicine Plan typically vest over a four-year period and expire ten years after the date of grant or 90 days after termination of employment. The GeneMedicine Plan expired in March 2004.

        In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the "NQ Plan") covering 100,000 shares of common stock of Valentis. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The NQ Plan provides for grants of Nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis' stockholders. As of June 30, 2004, options for 478,552 shares had been granted under this plan.

        Activity under all option plans was as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Price Per Share			Weighted Average Exercise Price
Balance at June 30, 2001	176,147	102,516	$9.00	-	$485.99	$226.20

Options granted	(62,062)	62,062	$61.50	-	$176.10	$108.60
Options exercised	—	(1,054)	$23.10	-	$45.00	$43.80
Options forfeited	26,299	(26,299)	$66.00	-	$446.70	$159.00

Balance at June 30, 2002	140,384	137,225	$9.00	-	$485.99	$178.80

Additional authorization	1,381,666
Options granted	(925,388)	925,388	$3.19	-	$44.40	$4.25
Options exercised	—	—
Options forfeited	60,286	(60,286)	$31.20	-	$466.88	$102.24

Balance at June 30, 2003	656,948	1,002,327	$3.19	-	$485.99	$22.04

Additional authorization	1,100,000
Options granted	(779,450)	779,450	$3.20	-	$5.35	$4.46
Options exercised	—	—
Options forfeited	37,497	(37,497)	$3.39	-	$485.99	$165.86
Plans expired	(30,012)	—

Balance at June 30, 2004	984,983	1,744,280	$3.19	-	$465.00	$11.24

        The options outstanding at June 30, 2004 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share			Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Options Vested and Exercisable	Weighted Average Exercise Price
$3.19	-	$3.52	1,069,900	9.00	269,469	$3.38
$4.70	-	$5.35	599,450	9.77	—	—
$9.00	-	$96.90	22,374	7.42	12,436	$51.97
$112.50	-	$190.31	29,008	5.64	26,672	$154.02
$200.31	-	$292.50	12,440	5.66	12,242	$260.12
$303.75	-	$465.00	11,108	4.83	11,076	$356.72

			1,744,280	9.14	331,895	$38.60

        The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 was $2.98, $3.55 and $90.50, respectively.

Stock Purchase Plan

        In July 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan covering an aggregate of 6,666 shares of common stock. An additional 6,666 shares was added to the plan as approved by the stockholders in December 2000. The 1997 Employee Stock Purchase Plan is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. None of the 13,332 shares reserved under the plan remain available for issuance at June 30, 2004.

        In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 569,078 shares reserved under the plan remain available for issuance as of June 30, 2004.

Stock Issued Under the Valentis Inc. 401(k) Plan

        Pursuant to the Valentis, Inc. 401(k) Plan (the "4011(k) Plan"), the Company made matching contributions to all eligible participants who had elective deferrals during 2003, 2002 and 2001, equal to 25% of each such eligible participant's elective deferrals during such year in the form of shares of the Company's Common Stock. In fiscal 2002, Valentis contributed 1,305 shares of its common stock to the 401(k) Plan as the Company's fiscal 2002 matching contributions. In fiscal 2004, Valentis contributed 9,927 and 36,502 shares of its common stock to the 401(k) Plan as the Company's fiscal 2004 and 2003 matching contributions. Compensation expense related to this match was approximately $55,000, $113,000, and $138,000 in fiscal 2004, 2003 and 2002, respectively.

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

	Employee Stock Options
				Purchase Plan Shares
Years ended June 30,
	2004	2003	2002	2004	2003	2002
Expected life (in years)	2.5	4.6	4.9	0.5	0.5	0.5
Risk-free interest rate	4.19%	4.47%	3.98%	1.61%	1.04%	1.67%
Volatility	0.98	1.20	1.31	0.87	1.63	1.28
Dividend yield	—	—	—	—	—	—

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

Stock-Based Awards to Non-Employees

        In fiscal years 2004 and 2002, Valentis granted options to consultants to purchase 152,000 and 4,000 shares of common stock, respectively. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option-pricing model. Assumptions used for valuing the options for 2004 were an estimated volatility of 0.90, risk free interest rate of 4.29%, no dividend yield and an expected life of each option of 10 years. Assumptions used for valuing the options for 2002 were an estimated volatility of 1.28, risk free interest rate of 3.99%, no dividend yield and an expected life of each option of 10 years. Expenses of approximately $80,000 and $349,000 were recognized in fiscal 2004 and 2002, respectively, related to these grants. The Company did not recognize expense related to stock-based awards to non-employees in fiscal 2003 because the value of shares vested during the year was immaterial.

Shares of Common Stock Reserved for Issuance

        At June 30, 2004, shares of common stock reserved for future issuance are as follows:

Number of shares
Common stock warrants	2,821,625
401(k) Plan	203,571
Employee stock purchase plan	569,078
Stock option plans	2,804,705

Total	6,398,979

12. INCOME TAXES

        For financial reporting purposes, income (loss) before taxes includes the following components (in thousands):

	Year ended June 30,
	2004	2003	2002
Pre-tax income (loss):
United States	$(14,596)	$(14,860)	$(32,414)
Foreign	8,112	—	(676)

Total pre-tax loss	$(6,484)	$(14,860)	$(33,090)

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

	June 30,
	2004	2003
Deferred tax assets:
Net operating loss	$69,300	$59,500
Research and development credits	3,300	2,900
Capitalized research and development	22,000	15,500
Other	300	700

Total deferred tax assets	94,900	78,600

Valuation allowance	(94,900)	(78,600)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by approximately $16.3 million and $4.4 million during 2004 and 2003, respectively.

        As of June 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $187 million, which expire in the years 2006 through 2024, and federal research and development tax credits of approximately $2.6 million, which expire in the years 2008 through 2024.

        As of June 30, 2004, the Company had net operating loss carryforwards for state income tax purposes of approximately $70.0 million, which expire in the years 2005 through 2014, and state research, and development tax credits of approximately $1.1 million, which do not expire.

        Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First(1)	Second	Third	Fourth
2004
Revenue	$6,709	$395	$334	$40
Operating expenses	3,240	3,302	3,666	3,758
Net income (loss)	3,440	(2,896)	(3,359)	(3,669)
Net income (loss) applicable to common stockholders	3,440	(2,896)	(3,359)	(3,669)
Basic net income (loss) per share applicable to common stockholders	0.62	(0.52)	(0.34)	(0.33)
Diluted net income (loss) per share applicable to common stockholders	0.61	(0.52)	(0.34)	(0.33)
2003
Revenue	$339	$1,256	$1,063	$1,300
Operating expenses (excluding restructuring and other charges)	5,264	5,750	4,056	3,754
Restructuring charges	—	832	—	—
Net loss	(4,652)	(5,131)	(3,026)	(2,051)
Deemed dividend	(644)	(644)	(3,684)	—
Adjustment resulting from the reduction in the Series A Preferred Stock conversion price	—	—	(22,293)	—
Dividends on redeemable, convertible preferred stock	(385)	(385)	(112)	—
Net loss applicable to common stockholders	(5,681)	(6,160)	(29,115)	(2,051)
Basic and diluted net loss per share applicable to common stockholders	(4.63)	(5.01)	(6.61)	(0.37)

(1)
Revenue of approximately $6.7 million recorded in the first quarter of fiscal 2004 includes a non-recurring license revenue of $6.5 million recognized under a license and settlement agreement with ALZA Corporation (see Note 15).

14. CORPORATE RESTRUCTURING

        In conjunction with the Company's announcement in January 2002 that it would suspend clinical development of its cancer immunotherapy products, Valentis implemented a restructuring plan to better align the Company's cost structure with market conditions. This plan significantly reduced the Company's preclinical product development efforts and suspended its clinical programs in oncology in an effort to lower future expenditures and conserve cash. A total of 47 positions, primarily in preclinical and manufacturing research and development, and associated general and administrative staff, were eliminated as a result of the restructuring. For the year ended June 30, 2002, we recorded restructuring and related charges of approximately $1.8 million.

        On October 8, 2002, the Company announced that it had further reduced its staff and planned expenditures to allow it to continue the development of its lead product, Del-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, the Company will continue to advance its the GeneSwitch® gene regulation technology through the licensing to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company's cash expenditures. For the year ended June 30, 2003, we recorded restructuring and related charges of approximately $832,000.

15. ALZA LICENSE AND SETTLEMENT AGREEMENT

        In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals, announced that it settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the license and settlement agreement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement resolves pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office. The $6.5 million payment received under the license and settlement agreement was recorded as license revenue in the first quarter of fiscal 2004.

16. SUBSEQUENT EVENT (unaudited)

        In August 2004, Valentis received a $1 million license fee from the Company's collaboration with Schering AG, Germany (Schering). The fee was earned as a result of Schering's decision to utilize Valentis' PINC™ and GeneSwitch® technologies in an additional product development program. This represents the second gene proprietary to Schering.

        In December 2002, Valentis and Schering AG signed a multi-product license and option agreement to develop and commercialize products that incorporate Valentis' proprietary PINC™ polymer based gene delivery system and the GeneSwitch® gene regulation technologies. Under terms of the agreement, Schering has exclusive, world-wide rights to the PINC™ and GeneSwitch® technologies for use with up to two genes proprietary to Schering, and an option for non-exclusive rights to the PINC™ technology for a third gene.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
VALENTIS PIPELINE
ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
VALENTIS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (in thousands, except share amounts)
VALENTIS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004