Form 10-K/A
period 2004-06-30
VALENTIS INC
filed 2004-11-15
CIK 932352

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

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

        The number of outstanding shares of registrant's common stock, $0.001 par value, as of November 12, 2004 was 13,098,762.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the 2004 meeting of stockholders within 120 days after the Registrant's fiscal year ended June 30, 2004 are incorporated herein by reference in Part III of this Report.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed by Valentis, Inc. as an amendment to our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 to amend Item 5 to reflect the fact that certain warrants, exercisable for up to 110,000 shares of common stock, previously disclosed in the Form 10-K were not actually issued during the period covered by the Annual Report.

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

        In June 2004, pursuant to the terms of a securities purchase agreement, we issued and sold a total of 2,234,779 shares of our common stock and warrants to purchase 670,431 shares of our common stock to a group of accredited investors at a combined unit price of $5.4075 per unit, for aggregate gross cash proceeds to us of approximately $12.03 million. The warrant issued to each purchaser is exercisable for up to 30% of the number of shares of our common stock purchased at an exercise price equal to $6.98 per share. In addition, we issued a warrants exercisable for up to 223,478 shares of our common stock at an exercise price of $5.4075 per share. The issuance of our common stock and warrants was exempt from the registration requirements pursuant to under the Securities Act and all of the securities were issued solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

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

ITEM 12. SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(a)(2)    No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)    Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(12)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(5)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(6)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, between the Registrant and the investors named therein.
(1)	4.4	Preferred Stock Warrant issued to Imperial Bank, dated June 1, 1995.
(1)	4.5	Series C Preferred Stock Warrant issued to Phoenix Leasing Incorporated, dated April 30, 1996.
(1)	4.6	Stock purchase Agreement between Registrant and Pfizer Inc., dated May 30, 1996.
(5)	4.7	Form of Common Stock Purchase Warrant, Class A.
(5)	4.8	Form of Common Stock Purchase Warrant, Class B.
(12)	4.9	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(6)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(3)	10.8	Letter Agreement between the Registrant and Bennet Weintraub.
(1)	10.10	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.11	First Amendment to Lease Agreement between the Registrant and SFO Associates LLC (successor in interest to Provident).

(1)		10.12	Lease Agreement between the Registrant and SFO Associates LLC, dated March 18, 1997.
(1)		10.13	Credit Agreement between the Registrant and Imperial Bank, dated as of August 31, 1995.
(1)		10.14	Lease Agreement between the Registrant and LMSI, dated May 13, 1994, as amended as of May 13, 1994.
(1)		10.15	Senior Loan and Security Agreement between the Registrant and Phoenix Leasing Incorporated, dated as of April 22, 1996.
(1)	*	10.16	Research and License Agreement between the Registrant and Glaxo Wellcome Group Limited, dated April 11, 1994, as amended as of May 31, 1996.
(1)	*	10.17	Exclusive License Agreement between the Registrant and Regents of the University of California, dated May 9, 1996, as amended May 15, 1997.
(3)		10.21	Promissory Note for $8,000,000 from Megabios Corp. to Imperial Bank, dated May 13, 1998.
(2)	*	10.22	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	*	10.23	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)	*	10.24	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)		10.30	Lease Agreement between Registrant and The Woodlands Corporation dated October 29, 1993.
(2)	*	10.31	Collaborative Alliance Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(2)	*	10.32	License Agreement between Registrant and Syntex (U.S.A.) Inc. dated April 8, 1994.
(4)	*	10.33	Alliance Agreement between Registrant and Corange International Ltd. effective February 3, 1995. Exhibit 10.21 to GeneMedicine's Form 10-Q for the quarter ended September 30, 1995 is incorporated herein by reference.
(5)		10.34	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(8)		10.35	Amended and Restated 1998 Non-Employee Directors' Stock Option Plan.
(6)		10.36	Amended and Restated 2001 Nonstatutory Incentive Plan.
(7)		10.37	Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company's Series A Convertible Redeemable Preferred Stock
(9)	*	10.38	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
(12)		10.39	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(8)		10.40	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(8)		10.41	2003 Employee Stock Purchase Plan.
(10)		10.42	Securities Purchase Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the purchasers identified on the signature pages thereto.
(10)		10.43	Form of Warrant to purchase Common Stock.
(10)		10.44	Registration Rights Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)		10.45	Securities Purchase Agreement, dated June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)		10.46	Form of Warrant to purchase Common Stock.
(11)		10.47	Registration Rights Agreement, made and entered into as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.

21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc (PolyMASC) became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
23.1	Consent of Ernst & Young LLP, Registered Public Accounting Firm.
**24.1	Power of Attorney
31.1	Certification of Principal Executive Officer Section 302.
31.2	Certification of Principal Financial Officer Section 302.
32.1	Certification of Principal Executive Officer Section 906.
32.2	Certification of Principal Financial Officer Section 906.

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
Previously filed.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2004.

VALENTIS, INC.
By:	/s/ BENJAMIN F. MCGRAW Benjamin F. McGraw III, Pharm.D. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BENJAMIN F. MCGRAW Benjamin F. McGraw III, Pharm.D.	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	November 15, 2004
/s/ JOSEPH A. MARKEY Joseph A. Markey	Senior Director of Finance and Controller (Principal Financial and Accounting Officer)	November 15, 2004
* Patrick G. Enright	Director	November 15, 2004
* Reinaldo M. Diaz	Director	November 15, 2004
* George M. Lasezkay	Director	November 15, 2004
* Mark McDade	Director	November 15, 2004
* Alan C. Mendelson	Director	November 15, 2004

* Dennis J. Purcell	Director	November 15, 2004
* John Schroeder, M.D.	Director	November 15, 2004
*By:	/s/ BENJAMIN F. MCGRAW Benjamin F. McGraw III, Pharm.D. Attorney-in-Fact

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
EXPLANATORY NOTE
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