Form 10-Q
period 2004-09-30
VALENTIS INC
filed 2004-11-15
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 13,098,762 as of November 12, 2004.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to the Condensed Consolidated Financial Statements
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Liquidity and Capital Resources
Additional Factors That May Affect Future Results
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4:	CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5:	OTHER INFORMATION
ITEM 6:	EXHIBITS
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	June 30, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,517	$9,516
Short-term investments	13,346	10,934
Interest and other receivables	157	190
Prepaid expenses and other current assets	555	666
Total current assets	18,575	21,306
Property and equipment, net	54	79
Goodwill	409	409
Other assets	97	97
Total assets	$19,135	$21,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45	$207
Accrued compensation	803	1,137
Accrued clinical trial costs	1,763	1,437
Other accrued liabilities	1,031	1,120
Deferred revenue	—	100
Total current liabilities	3,642	4,001
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	232,835	232,137
Accumulated other comprehensive loss	(702)	(706)
Accumulated deficit	(216,653)	(213,554)
Total stockholders’ equity	15,493	17,890
Total liabilities and stockholders’ equity	$19,135	$21,891

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2004	2003

License and other revenue	$1,172	$6,709
Total revenue	1,172	6,709

Operating expenses:
Research and development	2,887	2,258
General and administrative	1,414	982
Total operating expenses	4,301	3,240
Income (loss) from operations	(3,129)	3,469

Interest income	75	16
Other income and expenses, net	(45)	(45)
Net income (loss)	$(3,099)	$3,440

Net income (loss) per share:
Basic	$(0.24)	$0.62
Diluted	$(0.24)	$0.61

Weighted-average shares used in computing net income (loss) per common share
Basic	12,898	5,554
Diluted	12,898	5,608

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(3,099)	$3,440
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	25	348
Gain on disposal of property and equipment	—	(8)
Stock options and warrants granted to non-employees for services rendered	471	—
Changes in operating assets and liabilities:
Interest and other receivables	33	146
Prepaid expenses and other assets	111	157
Deferred revenue	(100)	(25)
Accounts payable	(162)	(90)
Accrued liabilities	(97)	(298)
Foreign currency translation adjustment	—	53
Net cash provided by (used in) operating activities	(2,818)	3,723

Cash flows from investing activities:
Purchase of property and equipment	—	(5)
Proceeds from sale of property and equipment	—	8
Purchase of available-for-sale investments	(5,457)	(300)
Maturities of available-for-sale investments	3,049	—
Net cash used in investing activities	(2,408)	(297)

Cash flows from financing activities:
Payments on long-term debt	—	(9)
Proceeds from issuance of common stock, net of repurchases	227	—
Net cash provided by (used in) financing activities	227	(9)

Net increase (decrease) in cash and cash equivalents	(4,999)	3,417
Cash and cash equivalents, beginning of period	9,516	3,290
Cash and cash equivalents, end of period	$4,517	$6,707

Schedule of non-cash transactions:
Stock issued pursuant to lease termination agreement	$—	$433

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at September 30, 2004 and the results of operations for the interim periods ended September 30, 2004 and 2003. The balance sheet at June 30, 2004 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2004, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for income (loss) per share information):

	Three Months Ended September 30,
	2004	2003
Net income (loss) —as reported	$(3,099)	$3,440
Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(1,028)	(321)
Net income (loss)— pro forma	$(4,127)	$3,119

Income (loss) per share— as reported
Basic	$(0.24)	$0.62
Diluted	$(0.24)	$0.61

Income (loss) per share— pro forma
Basic	$(0.32)	$0.56
Diluted	$(0.32)	$0.56

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

                Revenue related to research with the Company’s corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, the Company is required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the terms of the respective agreements. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because the Company has no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of the Company’s research efforts or by events external to the Company, such as regulatory approval to market a product.

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

3.             Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less of shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase.  Basic and diluted net loss per share amounts are the same in the quarter ended September 30, 2004 as we have incurred a net loss. Since we had net income in the quarter ended September 30, 2003, diluted net income per share includes the impact of shares held in escrow and shares subject to repurchase.

The following table sets forth the computation for basic and diluted income (loss) per share (in thousands, except per share data).

	Three Months Ended September 30,
	2004	2003
Numerator:
Net income (loss) applicable to common stockholders	$(3,099)	$3,440

Denominator:
Weighted average shares for basic income (loss) per common share	12,898	5,554
Weighted average shares in escrow, subject to return	—	2
Weighted average shares subject to repurchase	—	52
Weighted-average shares for diluted income (loss) per common share	12,898	5,608

Income (loss) per share:
Basic	$(0.24)	$0.62
Diluted	$(0.24)	$0.61

The following potential common shares have been excluded from the calculation of diluted income (loss) per share for the three months ended September 30, 2004 and 2003 because the effect of inclusion would be antidilutive:

•              Options to purchase 2,285,034 shares of common stock with prices ranging from $3.19 to $465.00 and a weighted average price of $9.29 per share and option to purchase 992,062 shares of common stock with prices ranging from $3.19 to $485.99 and a weighted average price of $20.13 per share at September 30, 2004 and 2003, respectively.

•              Warrants to purchase up to an aggregate of 42,226, 1,755,107, 670,431, 100,000 and 223,478 shares of common stock at an exercise price of $307.50, $3.00, $6.98, $6.30 and $5.4075 per share, respectively at September 30, 2004.

•              Warrants to purchase up to an aggregate of 42,226 shares of common stock at an exercise price of $307.50 per share at September 30, 2003.

The following outstanding common shares have been included in the calculation of diluted income per share for the three months ended September 30, 2003, but excluded from the calculation of diluted loss per share for the three months ended September 30, 2004 because the effect of inclusion would be antidilutive:

•              A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•              A total of 148,000 and 52,000 weighted average shares of common stock that were subject to a repurchase option of the Company as of September 30, 2004 and 2003, respectively.

The options and common stock purchase warrants will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.             Comprehensive Income (Loss)

Following are the components of comprehensive income (loss)  (in thousands):

	Three Months Ended September 30,
	2004	2003
Net income (loss)	$(3,099)	$3,440
Net unrealized gain on available-for-sale securities	4	—
Foreign currency translation adjustment	—	53
Comprehensive income (loss)	$(3,095)	$3,493

5.             New Accounting Pronouncements

In March 2004, the FASB issued an Exposure Draft for a proposed standard, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (the “Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements.  As originally proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans for fiscal periods beginning after December 15, 2004. In October 2004, the FASB decided to delay implementing this new standard by six months.  The new standard is now expected to be effective for fiscal periods beginning after June 15, 2005.  Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.  The FASB expects to issue a final standard by December 31, 2004.  The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standards, if any, upon issuance.

6.             Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2004	June 30, 2004
Accrued research and development expenses	$161	$125
Accrued rent	90	95
Accrued property and use taxes	363	441
Accrued legal expenses	266	179
Other	151	280
Total	$1,031	$1,120

7.             Issuance of warrants

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-affiliates of Valentis.  These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the quarter ended September 30, 2004.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development of our products, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable gene-based products or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described below and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

OVERVIEW

In September 2004, we reported the results of our Deltavasc™ Phase II clinical trial in peripheral arterial disease. Briefly, both the Deltavasc™ and the VLTS 934 groups demonstrated statistically significant improvements in exercise tolerance and ankle brachial index compared to baseline with no significant differences between treatment groups. The unforeseen results observed in both groups led to additional intellectual property filings in anticipation of our next phase of product development.

DELTAVASC™ PHASE II TRIAL RESULTS

Valentis’ Phase II clinical trial in peripheral arterial disease was a double-blind, randomized trial of Deltavasc™ versus VLTS 934. Deltavasc™ is a combination of the Del-1 angiogenesis gene plus VLTS 934. VLTS 934 is a proprietary PINC™ (Polymeric Non-Condensing) polymer that was formulated with the Del-1 gene because it more broadly distributes the gene to cells, resulting in increased cellular uptake of the gene and increased production of the angiogenic protein from the cells. We selected VLTS 934 as the control for the Phase II study because we needed to prove definitively in humans that any observed activity of the Deltavasc™ product was due to the Del-1 angiogenesis gene as was seen in our prior preclinical studies.

VLTS 934 is a non-ionic block co-polymer known as a poloxamer. Burroughs Wellcome previously developed this poloxamer through Phase III at very high intravenous doses for the treatment of myocardial infarction where it did not meet its endpoint. The basis of the Burroughs Wellcome development program was the ability of the poloxamer to improve microvascular blood flow. Our Phase II trial was the first trial where this poloxamer had been administered intramuscularly in humans.

Findings from the Phase II trial indicated that both the Deltavasc™ and VLTS 934 groups demonstrated statistically significant improvements in both exercise tolerance and ankle brachial index over baseline. There was no significant difference in outcomes of patients receiving Deltavasc™ versus those receiving VLTS 934. The improvements compared to baseline for both groups included: (1) statistically significant increases in exercise tolerance, (2) statistically significant increases in ankle brachial index, (3) a significant coincident increase in ankle brachial index and exercise tolerance, and (4) reported improvements in quality of life.

The level of the statistical significance of the changes from baseline, the magnitude of the effect on endpoints in relation to that of prior trials, and the congruity of the endpoints causes us to believe that both treatment groups in the study were active. While a contribution of the Del-1 angiogenesis gene was not observed in this trial, we believe the Deltavasc™ product merits further evaluation.

In terms of the poloxamer, a mechanism of action may be to increase microvascular blood flow. We are conducting preclinical studies to better understand the mechanisms of this activity. We currently believe that, following its administration into muscle, VLTS 934 may have an effect at the arteriolar and capillary level and exerts a pharmacologic effect over a prolonged period. This hypothesis is consistent with the concomitant improvement in ankle brachial index observed in our Phase II trial.

TECHNOLOGIES

Valentis’ synthetic gene delivery systems provide efficient delivery after intramuscular, intravenous or intratumoral administration. These delivery systems are designed to enhance cellular distribution and uptake of genes in vivo and to permit the achievement of therapeutic levels of proteins.

Valentis’ PINC™ polymers are designed to provide efficient delivery to a variety of tissues, including muscle and solid tumors.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2004, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At September 30, 2004, our accumulated deficit was approximately $216.7 million.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the SEC on September 15, 2004.

Revenue

Revenue recognized in the three months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
License and other collaborative revenue:
Schering AG	$1,090	$—
ALZA Corporation	—	6,500
Other	82	209
Total revenue	$1,172	$6,709

Changes in revenue for the three months ended September 30, 2004 and 2003 are explained below:

•                                          In August 2004, Schering AG exercised a licensing option from Valentis for the PINC™ polymer based gene delivery system and the GeneSwitch® gene regulation technology.  License revenue of approximately $1.0 million and previously deferred option fee revenue of approximately $100,000 related to this one-time exercise of a licensing option by Schering AG were recognized in the quarter ended September 30, 2004.

•                                          In July 2003, PolyMASC Pharmaceuticals, a wholly owed subsidiary of Valentis, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson.  Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in the quarter ended September 30, 2003.  No revenue was recognized from ALZA in the quarter ended September 30, 2004 and no additional revenue is expected to be recognized under this agreement.

•                                          Other revenue recognized in the quarters ended September 30, 2004 and 2003 resulted primarily from several license agreements for Valentis’ GeneSwitch® gene regulation technology.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations and additional licensing of our technology. We expect revenues to decline in fiscal 2005 compared to fiscal 2004 due to the recognition of the non-recurring license revenue from ALZA in fiscal 2004. If we are unsuccessful in establishing new collaborations or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses increased approximately $600,000 to approximately $2.9 million for the quarter ended September 30, 2004, compared to approximately $2.3 million for the corresponding period in 2003. The higher expenses in the quarter ended September 30, 2004 were primarily attributable to increased manufacturing efforts associated with the Deltavasc™ PAD Phase II clinical trial.  We expect research and development spending in the future to decrease from the current level reflecting lower manufacturing efforts going forward.

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

General and Administrative Expenses

General and administrative expenses increased approximately $400,000 to approximately $1.4 million for the quarter ended September 30, 2004, compared to approximately $1.0 million for the corresponding period in 2003. The increase was attributable primarily to expenses recorded in the quarter ended September 30, 2004 for the issuance of warrants to four non-Valentis affiliates for services provided to the Company.  We expect general and administrative spending in the future to decrease from the current level because warrant expenses recorded in the quarter ended September 30, 2004 were non-recurring.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by approximately $59,000 to a net interest and other income and expenses amount of approximately $30,000 for the three months ended September 30, 2004, compared to net expenses of approximately $29,000 in the corresponding period of 2003. The increase in net interest and other income primarily reflected the increased interest income earned from higher investment balances in the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2004, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2004 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $6.5 million for the fiscal year ended June 30, 2004, and our accumulated deficit was $213.6 million at June 30, 2004 and (ii) we anticipate requiring additional financial resources to enable us to fund our operations at least through June 30, 2005. Management’s plans as to these matters are described below.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from $6.5 million non-recurring license revenue recognized under a license and settlement agreement with ALZA Corporation, we have experienced net losses since our inception through September 30, 2004, and reported a net loss of $3.1 million for the quarter ended September 30, 2004. Our accumulated deficit was $216.7 million at September 30, 2004. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies.

As of September 30, 2004, Valentis had $17.9 million in cash, cash equivalents and investments compared to $20.5 million at June 30, 2004. The decrease of $2.6 million in cash, cash equivalents and investments balances primarily reflects the funding of ongoing operations. Our capital expenditures were zero and $5,000 for the quarters ended September 30, 2004 and 2003, respectively. Valentis expects its capital expenditures to remain at or near current spending levels.

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

In January 2004, we completed a private placement of 4,878,047 shares of common stock at $2.05 per share along with warrants, exercisable for a five-year period, to purchase 1,951,220 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $9.4 million (“January 2004 Private Placement”).

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

In June 2004, we completed a private placement, in which we issued and sold 2,234,779 shares of common stock and warrants, exercisable for a five-year period, to purchase 670,431 shares of common stock at $5.4075 per unit, resulting in net proceeds of approximately $11.2 million. The warrants are exercisable at $6.98 per share. In addition, we issued to Jefferies & Company, Inc., the placement agent of the private placement, warrants to purchase 223,478 shares of common stock at $5.4075 per share, exercisable for a five-year period (“June 2004 Private Placement”).

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

In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the closing. In addition, if we issue any additional shares under the antidilution provisions of the January 2004 Private Placement’s purchase agreement, we would be required to register those shares as well.

                Net cash used in operating activities in the quarter ended September 30, 2004 was approximately $2.8 million, which was primarily attributable to cash used by operating activities of approximately $3.8 million, offset by license fees received of approximately $1.0 million. Net cash provided by operating activities in the quarter ended September 30, 2003 was approximately $3.7 million, which resulted primarily from the $6.5 million non-recurring license fee received under a license and settlement agreement with ALZA Corporation, primarily offset by operating expenses of $3.2 million.  The increase in cash used by operating activities in the quarter ended September 30, 2004, compared to the corresponding period in 2003 was primarily attributable to increased manufacturing efforts associated with the Deltavasc™ PAD Phase II clinical trial.

                Net cash used in investing activities was approximately $2.4 million and $297,000 for the quarters ended September 30, 2004 and 2003, respectively. The net cash used in investing activities in both quarters related primarily to the purchases of marketable securities, offset by maturities of available-for-sale investments.

                Net cash provided by financing activities in the quarter ended September 30, 2004 was approximately $277,000, which consisted primarily of proceeds received from the issuance of common stock upon exercise of warrants. Net cash used in financing activities in the quarter ended September 30, 2003 was approximately $9,000, which related to the payments of long-term debt.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms of the facilities leases.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at September 30, 2004, are as follows (in thousands):

Year ending June 30,	Operating Leases
2005 (Remaining term)	$772
2006	1,177
2007	650
2008	65
$2,664

We will be required to seek additional sources of funding to continue development and commercialization of our products. Based upon our current operating plan, we anticipate that our cash, cash equivalents and investments as of September 30, 2004 will enable us to maintain our current and planned operations at least through December 31, 2005, in the absence of additional financial resources. We may need to raise additional funds to continue our operations beyond December 31, 2005. In an effort to seek additional sources of financing, we may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain.

We are currently seeking additional collaborative agreements and licenses with corporate partners and may seek additional funding through public or private equity or debt financing or merger of our business. We may not be able to enter into any such agreements, however, or if entered into, any such agreements may not reduce or eliminate our need to seek additional funding. Additional financing to meet our funding requirements may not be available on acceptable terms or at all. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an Exposure Draft for a proposed standard, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (the “Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements.  As originally proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans for fiscal periods beginning after December 15, 2004. In October 2004, the FASB decided to delay implementing this new standard by six months.  The new standard is now expected to be effective for fiscal periods beginning after June 15, 2005.  Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.  The FASB expects to issue a final standard by December 31, 2004.  The Company is closely monitoring developments related to the Exposure Draft and will adopt the final standards, if any, upon issuance.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $6.5 million, $15.7 million and $34.5 million, for our fiscal years ended June 30, 2004, 2003 and 2002, respectively.  For the fiscal quarter ended September 30, 2004, we incurred a net loss of $3.1 million.  As of September 30, 2004, we had an accumulated deficit totaling approximately $216.7 million. The development and sale of our products will require completion of clinical trials and significant additional research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on successful completion of clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to achieve profitability depends upon our research and development efforts and whether we can successfully develop and commercially introduce new products.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that our research and development efforts will be successful. Gene therapeutics is a new field and may not lead to commercially viable pharmaceutical products. All of our products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products.  If our product and development efforts are unsuccessful, we will not achieve profitability and our business and results of operations would be adversely affected.

Our products are subject to extensive regulatory approval by the FDA and others, including with regard to completion of our clinical trials, which is expensive, time consuming and uncertain, and failure to obtain regulatory approval or successfully complete clinical trials may cause us to delay or withdraw the introduction of our products and could materially adversely affect our business and prospects.

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

                Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time effort and financial and human resources.  We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us to delay, suspend or terminate the development of our products.  This process may take a number of years. We cannot assure you that our clinical testing will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA.

                Even if we successfully obtain FDA approval, we may not be able to obtain the regulatory approvals necessary to market our products outside the United States since the commercialization of our products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products within and outside the United States or whether we will be able to obtain those regulatory approvals at all. Our failure to successfully complete our clinical trials, obtain FDA and any applicable foreign government approvals or any delays in receipt of such approvals could have a material effect on our business, results of operations and financial condition.

We are dependent on the successful outcomes of clinical trials of our products, and we cannot assure you that any clinical testing will demonstrate the safety and efficacy of our products.

                In order to introduce and market our products, we must be able to, among other things, demonstrate safety and efficacy with substantial evidence from well-controlled clinical trials.  In September 2004, we announced that Deltavasc™ did not meet the primary endpoint in a Phase II clinical trial in patients with intermittent claudication form of peripheral arterial disease.  This had been our most advanced clinical program and represented the substantial portion of our clinical development activities. Should future clinical trials fail to demonstrate a statistically significant drug effect and show safety for the targeted patient population, our business and prospects could be harmed and the market price of our common stock could fall.  If the future results of clinical trials regarding our products fail to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products would also be adversely affected, delayed or prevented entirely and our business could be harmed.

The results of early Phase I and Phase II clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

                The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase II clinical trials for efficacy typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

We have received a “going concern” opinion from our independent auditors, which may negatively impact our business.

                We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2004 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners and our ability to sell our products and could have a material adverse effect on our business, financial condition and results of operations.

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

                As of November 12, 2004, we had issued and outstanding 13,098,762 shares of our common stock. This amount does not include, as of November 12, 2004:

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

                We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and may be required to fund our operations through additional third party financing. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale or merger of the business, the sale of certain assets or other actions.

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

                Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA’s general biological product standards and may be subject to state regulation as well. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials and adversely affect our business. We cannot assure you that our contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements and the FDA could suspend or further delay our clinical trials, the commercial introduction and manufacture of our products or place restrictions on our ability to conduct clinical trials or commercialize our products, including the mandatory withdrawal of the product from the clinical trials.

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

                Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of November 10, 2004, we had a total of 22 full-time employees, including 16 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult for us to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting within the required time periods as required by Section 404 of the Sarbanes-Oxley act of 2002, or in the course of such assessments identify and report material weaknesses in our controls, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K.  This report is required to contain an assessment by management of the effectiveness of a company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if Ernst & Young LLP, our independent auditors, are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent auditors interpret the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a significant risk that we will not comply with all of the requirements imposed by Section 404.  In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations.  Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources.  It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner.  This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts.  Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).  All of our market risk sensitive instruments mature in fiscal 2005.

2005
Cash equivalents
Fixed rate	$3,876
Average rate	1.51%
Short-term investments
Fixed rate	13,346
Average rate	1.83%
Total cash equivalents and investment securities	$17,222

Average rate	1.76%

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal finance and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Director of Finance and Controller, who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and our Senior Director of Finance and Controller concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES AND USE OF PROCEEDS

On August 20, 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-affiliates of Valentis.  These warrants are exercisable at $6.30 per share.  The issuance of warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, and all of the warrants were issued solely to accredited investors, as defined in Rule 501 of Regulation D pursuant to the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

VALENTIS, INC.

Date: November 15, 2004	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2004	/s/ JOSEPH A. MARKEY
Joseph A. Markey Senior Director of Finance and Controller (Principal Financial and Accounting Officer)