Form 10-Q
period 2004-12-31
VALENTIS INC
filed 2005-02-14
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2004.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 13,098,762 as of February 11, 2005.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2004	June 30, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,701	$9,516
Short-term investments	9,300	10,934
Interest and other receivables	137	190
Prepaid expenses and other current assets	790	666
Total current assets	14,928	21,306
Property and equipment, net	43	79
Goodwill	409	409
Other assets	96	97
Total assets	$15,476	$21,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$207
Accrued compensation	415	1,137
Accrued clinical trial costs	1,088	1,437
Other accrued liabilities	867	1,120
Deferred revenue	—	100
Total current liabilities	2,388	4,001
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	232,850	232,137
Accumulated other comprehensive loss	(706)	(706)
Accumulated deficit	(219,069)	(213,554)
Total stockholders’ equity	13,088	17,890
Total liabilities and stockholders’ equity	$15,476	$21,891

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
License and other revenue	$124	$395	$1,296	$7,104
Total revenue	124	395	1,296	7,104

Operating expenses:
Research and development	1,759	2,428	4,646	4,686
General and administrative	856	874	2,270	1,856
Total operating expenses	2,615	3,302	6,916	6,542
Income (loss) from operations	(2,491)	(2,907)	(5,620)	562

Interest income	75	11	150	27
Other expenses	—	—	(45)	(45)
Net income (loss)	$(2,416)	$(2,896)	$(5,515)	$544

Income (loss) per share
Basic	$(0.19)	$(0.52)	$(0.43)	$0.10
Diluted	$(0.19)	$(0.52)	$(0.43)	$0.10

Weighted-average shares used in computing income (loss) per common share
Basic	12,986	5,622	12,942	5,588
Diluted	12,986	5,622	12,942	5,708

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(5,515)	$544
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation	36	729
Gain on disposal of property and equipment	—	(8)
Stock options and warrants granted to non-employees for services rendered	486	—
Changes in operating assets and liabilities:
Interest and other receivables	53	177
Prepaid expenses and other assets	(123)	(88)
Deferred revenue	(100)	(75)
Accounts payable	(189)	(121)
Accrued liabilities	(1,324)	704
Foreign currency translation adjustment	—	53
Net cash provided by (used in) operating activities	(6,676)	1,915

Cash flows from investing activities:
Purchase of property and equipment	—	(5)
Proceeds from sale of property and equipment	—	8
Purchase of available-for-sale investments	(7,662)	(300)
Maturities of available-for-sale investments	9,296	300
Net cash provided by investing activities	1,634	3

Cash flows from financing activities:
Payments on long-term debt	—	(9)
Proceeds from issuance of common stock, net of repurchases	227	4,918
Net cash provided by financing activities	227	4,909

Net increase (decrease) in cash and cash equivalents	(4,815)	6,827
Cash and cash equivalents, beginning of period	9,516	3,290
Cash and cash equivalents, end of period	$4,701	$10,117

Schedule of non-cash transactions:
Stock issued for prior year accrued lease termination fees	$—	$433
Stock issued for prior year accrued 401(k) matching contributions	$—	$113

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at December 31, 2004 and the results of operations for the interim periods ended December 31, 2004 and 2003. The balance sheet at June 30, 2004 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2004, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for income (loss) per share information):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss) – as reported	$(2,416)	$(2,896)	$(5,515)	$544

Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(807)	(354)	(1,835)	(689)
Net income (loss) – Pro Forma	$(3,223)	$(3,250)	$(7,350)	$(145)

Income (loss) per share -as reported
Basic	$(0.19)	$(0.52)	$(0.43)	$0.10
Diluted	$(0.19)	$(0.52)	$(0.43)	$0.10

Income (loss) per share -pro forma
Basic	$(0.25)	$(0.58)	$(0.57)	$(0.03)
Diluted	$(0.25)	$(0.58)	$(0.57)	$(0.03)

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

The Company also has licensed technology to various biotechnology, pharmaceutical and contract manufacturing companies. Under these arrangements, the Company receives nonrefundable license payments in cash. These payments are recognized as revenue when received, provided the Company has no future performance or delivery obligations under these agreements. Otherwise, revenue is deferred until performance or delivery is satisfied. Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time. Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised. Additionally, certain of these license agreements involve technology that the Company has licensed or otherwise acquired through arrangements with third parties pursuant to which the Company is required to pay a royalty equal to a fixed percentage of amounts received by the Company as a result of licensing this technology to others. Such royalty obligations are recorded as a reduction of the related revenue.  Furthermore, the Company also receives royalty and profit sharing payments under a licenseing agreement with a contract manufacturing company.  Royalty and profit sharing payments are recognized as revenue when received.

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

3.             Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less of shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase.  Basic and diluted net loss per share amounts are the same in the three months ended December 31, 2004 and 2003, and in the six months ended December 31, 2004 as we have incurred  net losses. Since we had net income in the six months ended December 31, 2003, diluted net income per share includes the impact of shares held in escrow and shares subject to repurchase.

The following table sets forth the computation for basic and diluted income (loss) per share (in thousands, except per share data).

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(2,416)	$(2,896)	$(5,515)	$544

Denominator:
Weighted average shares for basic income (loss) per common share	12,986	5,622	12,942	5,588
Weighted average shares in escrow, subject to return	—	—	—	2
Weighted average shares subject to repurchase	—	—	—	118
Weighted-average shares for diluted income (loss) per common share	12,986	5,622	12,942	5,708

Income (loss) per share
Basic	$(0.19)	$(0.52)	$(0.43)	$0.10
Diluted	$(0.19)	$(0.52)	$(0.43)	$0.10

The following potential common shares have been excluded from the calculation of diluted income (loss) per share for the three and six months ended December 31, 2004 and 2003 because the effect of inclusion would be antidilutive:

•              Options to purchase 2,349,221 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.54 per share  for the three months ended December 31, 2004 and option to purchase 1,164,513 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $16.19 per share for the three months ended December 31, 2003.

•              Options to purchase 2,317,128 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.92 per share  for the six months ended December 31, 2004 and option to purchase 1,078,288 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $18.16 per share for the six months ended December 31, 2003.

•              Warrants to purchase up to an aggregate of 1,755,107, 670,431, 100,000 and 223,478 shares of common stock at an exercise price of $3.00, $6.98, $6.30 and $5.4075 per share, respectively, at December 31, 2004.

•              Warrants to purchase up to an aggregate of 42,226 and 1,060,508 shares of common stock at an exercise price of $307.50 and $3.00 per share, respectively, at December 31, 2003.

The following outstanding common shares have been included in the calculation of diluted income per share for the six months ended December 31, 2003, but excluded from the calculation of diluted loss per share for the three months ended December 31, 2004 and 2003, and for the six months ended December 31, 2004 because the effect of inclusion would be antidilutive:

•              A total of 2,106 shares of common stock issued in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•              A total of 130,000 and 118,000 weighted average shares of common stock that were subject to a repurchase option of the Company as of December 31, 2004 and 2003, respectively.

The options and common stock purchase warrants will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.             Comprehensive Income (Loss)

Following are the components of comprehensive income (loss)  (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss)	$(2,416)	$(2,896)	$(5,515)	$544
Net unrealized loss on available-for-sale securities	(5)	—	—	—
Foreign currency translation adjustment	—	—	—	53
Comprehensive income (loss)	$(2,421)	$(2,896)	$(5,515)	$597

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2004	June 30, 2004
Unrealized loss on available-for-sale securities	$(13)	$(13)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(706)	$(706)

5.             New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment,” effective beginning after June 15, 2005.  FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.  We will be required to implement FAS 123R no later than the fiscal year that begins July 1, 2005.  The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005.  We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time.  However, we expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements.

6.             Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2004	June 30, 2004
Accrued research and development expenses	$90	$125
Accrued rent	84	95
Accrued property and use taxes	396	441
Accrued legal expenses	70	179
Accrued accounting fees	84	112
Other	143	168
Total	$867	$1,120

7.             Issuance of warrants

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-employees of Valentis.  These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the quarter ended September 30, 2004.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, results of preclinical studies, plans for and the timing of additional clinical trials, sufficiency of our capital resources and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development of our products, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable gene-based products or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described below and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

OVERVIEW

VLTS 934 PRODUCT FOR THE TREATMENT OF PERIPHERAL ARTERIAL DISEASE

In September 2004, we reported the results of our Deltavasc™ Phase IIa clinical trial in peripheral arterial disease. Briefly, both the Deltavasc™ and the VLTS 934 groups demonstrated statistically significant improvements in exercise tolerance (Peak Walk Time, PWT) and ankle brachial index (ABI) compared to baseline with no significant differences between treatment groups. The unforeseen results observed in both groups led to additional intellectual property filings in anticipation of our next phase of product development. We anticipate that we will begin a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo in the quarter ending June 30, 2005.

VLTS 934 is an investigational product that is a non-ionic polyoxyethylene-polyoxypropylene block copolymer, which has the chemical characteristics of components of cell membranes. We are currently investigating the poloxamer’s possible mechanism of action. The poloxamer may improve microvascular blood flow by increasing local adenosine (a nucleoside that is present in all living cells) levels. We are conducting further preclinical studies to better understand possible effects the poloxamer may have on vasodilation, particularly in light of possible sustained effects resulting from intramuscular administration. These studies may help us better understand potential effects at the arteriolar and capillary level and how the poloxamer may exert a pharmacologic effect over a prolonged period. These hypotheses would be consistent with the concomitant improvement in ankle brachial index observed in our Phase IIa trial.

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

Valentis’ GeneSwitch® gene regulation technology permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® gene regulation technology are delivered with a polymer delivery system and electroporation. This results in controlled production of therapeutic proteins from muscle tissue for prolonged periods. In research applications, and particularly with transgenics, the GeneSwitch® system is widely appreciated for its ability to permit the study of otherwise lethal mutations.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2004, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At December 31, 2004, our accumulated deficit was approximately $219.1 million. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the  six months ended December 31, 2004 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the SEC on September 15, 2004.

Revenue

Revenue recognized in the three and six months ended December 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
License and other revenue
PEGylation	$—	$—	$—	$6,500
GeneSwitch® gene regulation	110	1	687	210
PINCTM gene delivery	—	250	550	250
Manufacturing technology	14	144	59	144
Total revenue	$124	$395	$1,296	$7,104

Changes in revenue for the three and six months ended December 31, 2004 and 2003 are explained below:

•              In July 2003, PolyMASC Pharmaceuticals, our wholly owed subsidiary, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson. Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in the quarter ended September 30, 2003.  No additional revenue is expected to be recognized under this agreement.

•              The GeneSwitch® gene regulation revenue recognized in the three and six months ended December 31, 2004 and 2003 resulted primarly from license and annual license maintenance fees received under several agreements for ourGeneSwitch® gene regulation technology.  GeneSwitch® revenue recognized in the six months ended December 31, 2004 included approximately $550,000 of license fee, received under an agreement with Schering AG in August 2004.

•              The PINCTM gene delivery revenue recognized in the six  months ended December 31, 2004 primarly reflects license fees received under an agreement with Schering AG.  The PINCTM gene delivery revenue recognized in the three and six  months ended December 31, 2003 resulted from the licensing of our PINCTM polymer based gene delivery system to Genencor International Inc. for the development of DNA vaccines against the hepatitis B virus (HBV) and the human papilloma virus (HPV).

•              Manufacturing technology revenue consists of profit sharing and royalty revenue  recognized under an agreement related to Valentis’ plasmid DNA manufacturing technology.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations and additional licensing of our technology. We expect revenues for fiscal year 2005 to be less than revenues for fiscal year 2004 due to the recognition of the non-recourring license  revenue from ALZA in fiscal 2004. If we are unsuccessful in establishing new collaborations or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses dereased approximately $600,000 to approximately $1.8 million for the three months ended December 31, 2004, compared to approximately $2.4 million for the corresponding period in 2003.  For the six months ended December 31, 2004, research and development expenses decreased approximately $100,000 to approximately $4.6 million, compared to approximately $4.7 million for the corresponding period in 2003.  The decreases were primarily attributable to decreased expenses for the Deltavasc™ PAD Phase II clinical trial , which completed the dosing of patients in June 2004 and resulted in a fall off in clinical trial expesnes.  We expect research and development spending in the future to increase from the current levels reflecting higher expenses associated with the commencement of the VLTS 934 Phase IIb clinical trial currently planned to begin in the quarter ending June 30, 2005.

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

General and Administrative Expenses

General and administrative expenses remained at the same level of approximately $900,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2003. For the six months ended December 31, 2004, general and administrative expenses increased approximately $400,000 to approximately $2.3 million, compared to approximately $1.9 million for the corresponding period in 2003. The increase was attributable primarily to expenses recorded in the quarter ended September 30, 2004 for the issuance of warrants to four individuals who are non-employees of the Company.  We expect general and administrative spending in the future to decrease from the current level because warrant expenses recorded in the quarter ended September 30, 2004 were non-recurring.

Interest Income and Other Expenses, net

Interest income and other expenses, net, increased by approximately $64,000 to approximately $75,000 for the three months ended December 31, 2004, compared to approximately $11,000 in the corresponding period of 2003. For the six months ended December 31, 2004, interest income and other expenses, net, increased by approximately $123,000 to a net interest income of approximately $105,000, compared to a net other expenses of approximately $18,000 in the corresponding period of 2003.The increases in interest income and other expenses, net, for the three and six month periods ended December 31, 2004 primarily reflected the increased interest income earned due to higher investment balances in the three and six months ended December 31, 2004 following the completion of the June 2004 private placement of our common stock and warrants.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2004, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2004 that includes an explanatory paragraph stating that the financial statements have been prepared assuming we  will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $6.5 million for the fiscal year ended June 30, 2004, and our accumulated deficit was $213.6 million at June 30, 2004 and (ii) we anticipate requiring additional financial resources to enable us to fund our operations at least through June 30, 2005. Management’s plans as to these matters are described below.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from $6.5 million non-recurring license revenue recognized under a license and settlement agreement with ALZA Corporation, we have experienced net losses since our inception through December 31, 2004, and reported a net loss of $2.4 million for the quarter ended December 31, 2004. Our accumulated deficit was $219.1 million at December 31, 2004. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies.

As of December 31, 2004, we had $14.0 million in cash, cash equivalents and investments compared to $20.5 million at June 30, 2004. The decrease of $6.5 million in cash, cash equivalents and investments balances primarily reflects the funding of ongoing operations. Our capital expenditures were zero and $5,000 for the six months ended December 31, 2004 and 2003, respectively. We expect our capital expenditures to remain at or near current spending levels.

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

We entered into registration rights agreements with the purchasers in the January 2004 Private Placement and the June 2004 Private Placement. Pursuant to the registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the applicable closing.

Net cash used in operating activities in the six months ended December 31, 2004 was approximately $6.7 million, which consisted primarily of the net loss of $5.5 million, reduced by non-cash expenses of  $486,000 related to the  issuance of warrants to non-employees, a net increase of 70,000 in receivables and prepaid expenses and a decrease of accounts payable and other accrued liabilities totaling $1.6 million. Net cash provided by operating activities in the six months ended December 31, 2003 was approximately $1.9 million, which consisted primarily of the net income of $544,000, increased by non-cash depreciation expenses of $729,000, a net decrease of $89,000 in receivables and prepaid expenses, and a net increase of $508,000 in accounts payable and other accrued liabilities.

Net cash provided by investing activities in the six months ended December 31, 2004 was $1.6 million, which resulted primarily from maturities of available-for-sale investments. In the six months ended December 31, 2003,  net cash provided by investing activities was approximately $3,000, which  consisted primarily of proceeds from sale of equipment.

Net cash provided by financing activities in the six months ended December 31, 2004 was approximately $277,000, which was primarily attributable to proceeds received from the issuance of common stock upon exercise of warrants. In the six months ended December 31, 2003, net cash provided by financing activities was approximately $4.9 million, which resulted primarily from proceeds received from our January 2004 private placement.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of these lease terms.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at December 31, 2004, are as follows (in thousands):

Year ending June 30,	Operating Leases
2005 (Remaining term)	$578
2006	1,177
2007	650
2008	65
$2,470

We will be required to seek additional sources of funding to continue development and commercialization of our products. Based upon our current operating plan, we anticipate that our cash, cash equivalents and investments as of December 31, 2004 will enable us to maintain our current and planned operations at least through December 31, 2005, in the absence of additional financial resources. We may need to raise additional funds to continue our operations beyond December 31, 2005. In an effort to seek additional sources of financing, we may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain.

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

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the accounts and classification of liabilities that may result from the matters discussed above.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment,” effective beginning after June 15, 2005.  FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.  We will be required to implement FAS 123R no later than the fiscal year that begins July 1, 2005.  The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005.  We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time.  However, we expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $6.5 million, $15.7 million and $34.5 million, for our fiscal years ended June 30, 2004, 2003 and 2002, respectively.  For the six months ended December 31, 2004, we incurred a net loss of $5.5 million.  As of December 31, 2004, we had an accumulated deficit totaling approximately $219.1 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to achieve profitability depends upon our research and development efforts and whether we can successfully develop and commercially introduce new products.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that our research and development efforts will be successful. Our VLTS 934 product and our cardiovascular therapies are new and may not lead to commercially viable pharmaceutical products. All of our products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable new products.  If our product and development efforts are unsuccessful, we will not achieve profitability and our business and results of operations would be adversely affected.

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

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time effort and financial and human resources.  We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us to delay, suspend or terminate the development of our products.  We anticipate that we will begin a follow-on Phase IIb clinical trial using our VLTS 934 prodcut compared to a saline placebo in the quarter ending June 30, 2005. VLTS 934 may require significant additional clinical testing. This process may take a number of years. We cannot assure you that our clinical testing will commence or be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA.

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

In order to introduce and market our products, we must be able to, among other things, demonstrate safety and efficacy with substantial evidence from well-controlled clinical trials.  In September 2004, we announced that Deltavasc™ did not meet the primary endpoint in a Phase II clinical trial in patients with intermittent claudication form of peripheral arterial disease. This had been our most advanced clinical program and represented the substantial portion of our clinical development activities. VLTS 934 is an investigational product that is a non-ionic polyoxyethylene-polyoxypropylene block copolymer, which has the chemical characteristics of components of cell membranes. Although, we are currently investigating the poloxamer’s possible mechanism of action in preclinical study, there can be no assurance that VLTS 934 improves microvascular blood flow, results in a pharmacologic effect or will demonstrate efficiacy. We anticipate that we will begin a follow-on Phase IIb clinical trial using our VLTS 934 prodcut compared to a saline placebo in the quarter ending June 30, 2005. Should future clinical trials, including our follow-on Phase IIb clinical trial of our VLTS 934 prodcut, fail to demonstrate a statistically significant drug effect and show safety for the targeted patient population, our business and prospects could be harmed and the market price of our common stock could fall.  If the future results of clinical trials regarding our products fail to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products would also be adversely affected, delayed or prevented entirely and our business could be harmed.

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

As of February  11, 2005, we had issued and outstanding 13,098,762 shares of our common stock. This amount does not include, as of February  11, 2005:

•              approximately 2.3 million shares of our common stock issuable upon the exercise of all of our outstanding options; and

•              approximately 2.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing gene-based therapeutics. For example, we are aware that AnGes MG, Aventis Pharma SA, Avigen, Inc., Cell Genesys, Inc., Corautus Genetics, Daiichi Pharmaceutical Corporation, Gencell SAS, GenVec, Inc., Introgen Therapeutics, Inc., Schering AG, Targeted Genetics Corp., and Vical Inc. are also engaged in developing cardiovascular and gene-based therapies. Many of these companies are addressing diseases that have been targeted by us directly or indirectly. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, the existence of competing products and treatments and general economic conditions. Some competitors have substantially greater financial, research, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing collaborative relationships. In addition, gene therapy is a new and rapidly evolving field and is expected to continue to undergo significant and rapid technological change, which could render our products obsolete.

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

If we are unable to obtain rights to required technologies including poloxamer, proprietary genes, proteins or other technologies, we will be unable to operate our business.

Our cardiovascular therapies involve multiple component technologies, many of which may be patented by others. For example, our products use gene sequences, some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses or acquire rights to those gene sequences, proteins or other technologies. We may not be able to obtain a license or acquire rights to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market. From time to time, we may engage in preliminary discussions with third parties concerning potential acquisitions of technologies or products.  Even if we are successful in acquiring technologies or products, we may experience difficulties in and costs associated with the assimilation of technologies, products, operations and personnel acquired, diversion of management’s attention from other business concerns, inability to maintain uniform standards, controls, procedures and policies and the subsequent loss of key personnel.  If we are unable to acquire or obtain rights to technologies or products necessary for our business, our business would be harmed.

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

Our limited cGMP manufacturing experience makes our ability to successfully introduce our potential products more difficult than it would be otherwise. Although we had a license agreement for manufacturing and supplying plasmid DNA to us and the gene therapy industry, no third party has successfully manufactured plasmid DNA on a sustained large-scale commercial basis. We will depend on our contract manufacturing organization (CMO), Cangene Corporation (Cangene), other CMO’s or a future corporate partner for commercial-scale manufacturing of our products. Cangene and/or our corporate partners may be unable to develop adequate manufacturing capabilities for commercial-scale quantities of gene products. If Cangene or third parties are unable to establish and maintain large scale manufacturing capabilities, we will be unable to introduce sufficient products to sustain our business.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of February 11, 2004, we had a total of 22 full-time employees, including 15 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult for us to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We are required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2006. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if Ernst & Young LLP, our independent registered public accounting firm, is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations.  Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal controls over financial reporting.  If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

The concentration of ownership among our executive officers, directors and their affiliates may delay or prevent a change in our corporate control.

Our executive officers, directors and their affiliates beneficially own or control in excess of approximately 17% of outstanding common shares, warrants or options to purchase common stock, with approximately 14% of outstanding common shares, warrants and options to purchase common stock held by  Perseus-Soros BioPharmaceutical Fund, L.P. As a result, this stockholder will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us, which could in turn reduce our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts.  Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates by year of maturity for our investment portfolio (in thousands, except percentages).  All of our market risk sensitive instruments mature in 2005.

2005
Cash equivalents
Fixed rate	$4,119
Average rate	2.06%
Short-term investments
Fixed rate	9,300
Average rate	2.22%
Total cash equivalents and investment securities at December 31, 2004	$13,419

Average rate	2.17%

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

Our management has evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Vice President of Finance and Administration , who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms at the reasonable assurance level.

There have been no significant changes in our  internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 2, 2004 in Burlingame, California.  Of the 13,098,762 shares outstanding as of the record date, 10,690,166 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders are as follows:

1.           To elect three (3) directors to serve for the ensuing year or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Benjamin F. McGraw, III, Pharm.D.	9,297,263	1,392,903
Dennis J. Purcell	10,156,636	533,530
John S. Schroeder, M.D.	10,156,623	533,543

2.           To approve an amendment to the Amended and Restated 1997 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 2,000,000 shares from 1,700,000 shares to 3,700,000 shares.

Votes for:	3,216,023
Votes against	1,313,562
Votes abstaining:	3,461

3.           To approve an amendment to the Amended and Restated 1998 Non-Employee Directors’ Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 200,000 shares from 375,000 shares to 575,000 shares.

Votes for:	3,913,401
Votes against	614,293
Votes abstaining:	5,352

4.           To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending June 30, 2005.

Votes for:	10,296,500
Votes against	391,241
Votes abstaining:	2,425

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

a.	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: February 14, 2005	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2005	/s/ JOSEPH A. MARKEY
Joseph A. Markey Vice President of Finance and Administration (Principal Financial and Accounting Officer)