Form 10-Q
period 2005-03-31
VALENTIS INC
filed 2005-05-13
CIK 932352

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2005.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 13,123,477 as of May 12, 2005.

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
Recent Accounting Pronouncements
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
SIGNATURES

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	June 30, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,251	$9,516
Short-term investments	7,026	10,934
Interest and other receivables	222	190
Prepaid expenses and other current assets	699	666
Total current assets	12,198	21,306
Property and equipment, net	44	79
Goodwill	409	409
Other assets	96	97
Total assets	$12,747	$21,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37	$207
Accrued compensation	634	1,137
Accrued clinical trial costs	933	1,437
Other accrued liabilities	961	1,120
Deferred revenue	—	100
Total current liabilities	2,565	4,001
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	232,920	232,137
Accumulated other comprehensive loss	(705)	(706)
Accumulated deficit	(222,046)	(213,554)
Total stockholders’ equity	10,182	17,890
Total liabilities and stockholders’ equity	$12,747	$21,891

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
License and other revenue	$324	$334	$1,620	$7,438
Total revenue	324	334	1,620	7,438

Operating expenses:
Research and development	2,608	2,733	7,254	7,419
General and administrative	750	933	3,020	2,789
Total operating expenses	3,358	3,666	10,274	10,208
Loss from operations	(3,034)	(3,332)	(8,654)	(2,770)

Interest income	70	28	220	55
Other expenses	(13)	(55)	(58)	(100)
Net loss	$(2,977)	$(3,359)	$(8,492)	$(2,815)

Basic and diluted net loss per share	$(0.23)	$(0.34)	$(0.65)	$(0.40)

Weighted-average shares used in computing net loss per common share	13,028	9,924	12,971	7,033

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,492)	$(2,815)
Adjustments to reconcile loss to net cash used in operations:
Depreciation	43	1,103
Gain on disposal of property and equipment	—	(8)
Stock options and warrants granted to non-employees for services rendered	501	35
401(k) stock contribution matching expense	55	55
Changes in operating assets and liabilities:
Interest and other receivables	(32)	101
Prepaid expenses and other assets	(32)	(49)
Deferred revenue	(100)	(75)
Accounts payable	(170)	(62)
Accrued liabilities	(1,166)	674
Foreign currency translation adjustment	—	53
Net cash used in operating activities	(9,393)	(988)

Cash flows from investing activities:
Purchase of property and equipment	(8)	(5)
Proceeds from sale of property and equipment	—	8
Purchase of available-for-sale investments	(9,579)	(4,927)
Maturities of available-for-sale investments	13,488	296
Net cash provided by (used in) investing activities	3,901	(4,628)

Cash flows from financing activities:
Payments on long-term debt	—	(9)
Proceeds from issuance of common stock, net of repurchases	227	9,587
Net cash provided by financing activities	227	9,578

Net increase (decrease) in cash and cash equivalents	(5,265)	3,962
Cash and cash equivalents, beginning of period	9,516	3,290
Cash and cash equivalents, end of period	$4,251	$7,252

Schedule of non-cash transactions:
Stock issued for prior year accrued lease termination fees	$—	$433
Stock issued for prior year accrued 401(k) matching contributions	$—	$113

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at March 31, 2005 and the results of operations for the interim periods ended March 31, 2005 and 2004. The balance sheet at June 30, 2004 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2005. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2004, which are contained in Valentis’ Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

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

Pro forma net income (loss) and income (loss) per share information is required by SFAS 148, “Accounting for Stock-Based compensation—Transition and Disclosure an amendment of FASB Statement No. 123” which requires that the information be determined as if Valentis has accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Valentis’ pro forma information follows (in thousands except for income (loss) per share information):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss – as reported	$(2,977)	$(3,359)	$(8,492)	$(2,815)

Deduct:
Stock-based employee stock compensation expense determined under SFAS 123	(796)	(283)	(2,631)	(972)
Net loss – Pro Forma	$(3,773)	$(3,642)	$(11,123)	$(3,787)

Basic and diluted net loss per share – as reported	$(0.23)	$(0.34)	$(0.65)	$(0.40)

Basic and diluted net loss per share – Pro Forma	$(0.29)	$(0.37)	$(0.86)	$(0.54)

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

The Company also has licensed technology to various biotechnology, pharmaceutical and contract manufacturing companies. Under these arrangements, the Company receives nonrefundable license payments in cash. These payments are recognized as revenue when received, provided the Company has no future performance or delivery obligations under these agreements. Otherwise, revenue is deferred until performance or delivery is satisfied. Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time. Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised. Additionally, certain of these license agreements involve technology that the Company has licensed or otherwise acquired through arrangements with third parties pursuant to which the Company is required to pay a royalty equal to a fixed percentage of amounts received by the Company as a result of licensing this technology to others. Such royalty obligations are recorded as a reduction of the related revenue.  Furthermore, the Company receives royalty and profit sharing payments under a licensing agreement with a contract manufacturing company.  Royalty and profit sharing payments are recognized as revenue when received.  The Company also provides contract research services for research and development manufacturing of biological materials for other companies.  Under these contracts, the Company generally receives payments based on a contractual cost per full-time equivalent employee working on the project.  Revenue is recognized for actual research work performed during the period.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss	$(2,977)	$(3,359)	$(8,492)	$(2,815)

Basic and Diluted:
Weighted average shares of common stock outstanding	13,104	10,111	13,084	7,176
Less: Weighted average shares in escrow, subject to return	(2)	(2)	(2)	(2)
Less: Weighted average shares subject to repurchase	(74)	(185)	(111)	(141)
Weighted-average shares of common stock used in computing net loss per share	13,028	9,924	12,971	7,033

Basic and diluted net loss per share	$(0.23)	$(0.34)	$(0.65)	$(0.40)

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

•                                          A total of 74,000 and185,000 shares of common stock that were subject to a repurchase option of the Company as of March 31, 2005 and 2004, respectively.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•                                          Options to purchase 2,406,385 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.38 per share for the three months ended March 31, 2005 and options to purchase 1,686,854 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $12.84 per share for the three months ended March 31, 2004.

•                                          Options to purchase 2,346,880 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.74 per share for the nine months ended March 31, 2005 and options to purchase 1,281,143 shares of common stock with prices ranging from $3.19 to $466.88 and a weighted average price of $16.39 per share for the nine months ended March 31, 2004.

•                                          Warrants to purchase up to an aggregate of 1,755,107, 670,431, 100,000 and 223,478 shares of common stock at an exercise price of $3.00, $6.98, $6.30 and $5.4075 per share, respectively, at March 31, 2005.

•                                          Warrants to purchase up to an aggregate of 42,226 and 1,951,220 shares of common stock at an exercise price of $307.50 and $3.00 per share, respectively, at March 31, 2004.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net loss	$(2,977)	$(3,359)	$(8,492)	$(2,815)
Net unrealized gain (loss) on available-for-sale securities	1	(4)	1	(4)
Foreign currency translation adjustment	—	—	—	53
Comprehensive loss	$(2,976)	$(3,363)	$(8,491)	$(2,766)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2005	June 30, 2004
Unrealized loss on available-for-sale securities	$(12)	$(13)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(705)	$(706)

5.                                      New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”.  FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.  We will be required to implement FAS 123R no later than the fiscal year that begins July 1, 2005. Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.  The Company expects to use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.  We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time.  However, we expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements.

6.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2005	June 30, 2004
Accrued research and development expenses	$133	$125
Accrued rent	82	95
Accrued property and use taxes	432	441
Accrued legal expenses	89	179
Accrued accounting fees	126	112
Other	99	168
Total	$961	$1,120

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

OVERVIEW

VALENTIS INITIATES ITS PHASE IIb CLINICAL TRIAL FOR VLTS-934.	In March 2005, we initiated a Phase IIb clinical trial for VLTS-934, our lead product for the treatment of peripheral arterial disease.

ABOUT VLTS-934

In September 2004, we reported the results of our Deltavasc™ Phase IIa clinical trial in peripheral arterial disease. Both the Deltavasc™ and the VLTS 934 groups demonstrated statistically significant improvements in exercise tolerance (Peak Walk Time, PWT) and ankle brachial index (ABI) compared to baseline with no significant differences between treatment groups. The unforeseen results observed in both groups led to additional intellectual property filings in anticipation of our next phase of product development. Also, we contemplated a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo, which we initiated in March 2005.

VLTS 934 is an investigational product that is a non-ionic polyoxyethylene-polyoxypropylene block copolymer, which has the chemical characteristics of components of cell membranes. We are currently investigating the poloxamer’s possible mechanism of action and expect to have public disclosure soon.

OTHER TECHNOLOGIES

In addition to our internal development programs, we have ten products in development by partners that incorporate our technologies. These include:

•                  GeneSwitch® gene regulation technology;

•                  PINC™ polymers, DNAVax™ and other synthetic delivery technologies;

•                  OptiPEG™ PEGylation technology; and.

•                  Bioprocessing manufacturing services and technologies.

Licensing opportunities for these and other technologies are available.

GMP MANUFACTURING

We conduct bioprocessing manufacturing services on a contract basis. Licensing of our manufacturing technologies and consulting services are also available. Since 1992, we have devoted substantial resources to manufacturing process development and scaleable bioprocessing. Our resources and expertise are available on a contract basis for the development of plasmid DNA-based therapeutics, microbial fermentation, protein purification, bacterial genetics and technology transfer. Our methods are distinctive and achieve the essential goal of being scaleable such that the same process can be used at small and large scales. In addition to being of direct benefit to us in our development of products, we seek revenue from manufacturing services and the licensing of our proprietary manufacturing technologies.

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2005, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At March 31, 2005, our accumulated deficit was approximately $222.0 million. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the SEC on September 15, 2004.

Revenue

Revenue recognized in the three and nine months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
License and other revenue:
PEGylation	$—	$—	$—	$6,500
GeneSwitch® gene regulation	124	74	811	284
PINCTM gene delivery	—	250	550	500
Contract research	200	—	200	—
Manufacturing technology	—	10	59	154
Total revenue	$324	$334	$1,620	$7,438

Changes in revenue for the three and nine months ended March 31, 2005 and 2004 are explained below:

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

•                                          The GeneSwitch® gene regulation revenue recognized in the three and nine months ended March 31, 2005 and 2004 resulted primarily from license and annual license maintenance fees received under several agreements for our GeneSwitch® gene regulation technology.  GeneSwitch® revenue recognized in the nine months ended March 31, 2005 included approximately $550,000 of non-recurring license fees.

•                                          The PINCTM gene delivery revenue recognized in the nine months ended March 31, 2005 primarily reflects license fees received under an agreement with Schering AG.  The PINCTM gene delivery revenue recognized in the three and nine months ended March 31, 2004 resulted from the licensing of our PINCTM polymer based gene delivery system to Genencor International Inc. for the development of DNA vaccines against the hepatitis B virus (HBV) and the human papilloma virus (HPV).

•                                          In January 2005, we entered into a contract research agreement with a private biotechnology company.  Under the agreement, we are required to conduct research on the manufacturing of certain biological materials for the biotechnology company.  For the three and nine months ended March 31, 2005, we recognized approximately $200,000 of research revenue from this agreement, based on research performed during the three months ended March 31, 2005.

•                                          Manufacturing technology revenue consists of profit sharing and royalty revenue recognized under an agreement related to our plasmid DNA manufacturing technology.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations and additional licensing of our technology. We expect revenues for fiscal year 2005 to be less than revenues for fiscal year 2004 due to the recognition of the non-recurring license revenue from ALZA in fiscal 2004. If we are unsuccessful in establishing new collaborations or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses decreased approximately $100,000 to approximately $2.6 million for the three months ended March 31, 2005, compared to approximately $2.7 million for the corresponding period in 2004.  For the nine months ended March 31, 2005, research and development expenses decreased approximately $100,000 to approximately $7.3 million, compared to approximately $7.4 million for the corresponding period in 2004.  The decreases were primarily attributable to decreased expenses for the Deltavasc™ PAD Phase II clinical trial, which completed the dosing of patients in June 2004 and resulted in a fall off in clinical trial expenses, partially offset by expenses incurred for the commencement of the VLTS 934 Phase IIb clinical trial in March 2005.  We expect research and development spending in the future to increase from the current levels reflecting higher expenses associated with the recently initiated VLTS 934 Phase IIb clinical trial.

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

General and Administrative Expenses

General and administrative expenses decreased approximately $100,000 to approximately $800,000 for the three months ended March 31, 2005 as compared to the corresponding period in 2004. The decrease primarily reflected lower expenditures for professional services.  For the nine months ended March 31, 2005, general and administrative expenses increased approximately $200,000 to approximately $3.0 million, compared to approximately $2.8 million for the corresponding period in 2004. The increase was attributable primarily to expenses recorded in the quarter ended September 30, 2004 for the issuance of warrants to four individuals who are non-employees, partially offset by lower depreciation expenses.  We expect general and administrative spending in the future to decrease from the current level because the expense associated with the warrant recorded in the quarter ended September 30, 2004 was non-recurring.

Interest Income and Other Expenses, net

Interest income and other expenses, net, increased by approximately $84,000 to net income of approximately $57,000 for the three months ended March 31, 2005, compared to net expense of approximately $27,000 in the corresponding period of 2004. For the nine months ended March 31, 2005, interest income and other expenses, net, increased by approximately $207,000 to net income of approximately $162,000, compared to net expense of approximately $45,000 in the corresponding period of 2004.The increases in interest income and other expenses, net, for the three and nine month periods ended March 31, 2005 primarily reflected the increased interest income earned due to higher investment balances in the three and nine months ended March 31, 2005 following the completion of the June 2004 private placement of our common stock and warrants.

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

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from $6.5 million non-recurring license revenue recognized under a license and settlement agreement with ALZA Corporation, we have experienced net losses since our inception through March 31, 2005, and reported a net loss of $3.0 million for the quarter ended March 31, 2005. Our accumulated deficit was $222.0 million at March 31, 2005. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies.

As of March 31, 2005, we had $11.3 million in cash, cash equivalents and investments compared to $20.5 million at June 30, 2004. The decrease of $9.2 million in cash, cash equivalents and investments balances primarily reflects the funding of ongoing operations. Our capital expenditures were $8,000 and $5,000 for the nine months ended March 31, 2005 and 2004, respectively. We expect our capital expenditures to remain at current spending levels.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which has included funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. We expect that proceeds received from any future issuance of stock will be used for similar purposes.

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

Net cash used in operating activities in the nine months ended March 31, 2005 was approximately $9.4 million, which primarily reflected the net loss of $8.5 million, decreases in accrued liabilities of $1.2 million as a result of payments of previously accrued expenses and non-cash expenses of $486,000 related to the issuance of warrants to four individuals who are non-employees. Net cash used in operating activities in the nine months ended March 31, 2004 was approximately $1.0 million, which was primarily attributable to the net loss of $2.8 million, increases of $700,000 in accrued liabilities related to clinical trial expenses and non-cash depreciation expenses of $1.1 million.

Net cash provided by investing activities in the nine months ended March 31, 2005 was $3.9 million, which resulted primarily from maturities of available-for-sale investments. In the nine months ended March 31, 2004, net cash used in investing activities was approximately $4.6 million, which consisted primarily of purchases of available-for-sale investments.

Net cash provided by financing activities in the nine months ended March 31, 2005 was approximately $277,000, which was primarily attributable to proceeds received from the issuance of common stock upon exercises of warrants. In the nine months ended March 31, 2004, net cash provided by financing activities was approximately $9.6 million, which resulted primarily from proceeds received from our January 2004 private placement.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of these lease terms.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at March 31, 2005, are as follows (in thousands):

Year ending June 30,	Operating Leases
2005 (Remaining term)	$289
2006	1,177
2007	650
2008	65
$2,181

We will be required to seek additional sources of funding to continue development and commercialization of our products. Based upon our current operating plan, we anticipate that our cash, cash equivalents and investments as of March 31, 2005 will enable us to maintain our current and planned operations at least through December 31, 2005, in the absence of additional financial resources. We will need to raise additional funds to continue our operations beyond December 31, 2005. In an effort to seek additional sources of financing, we may have to relinquish greater or all rights to products at an earlier stage of development or on less favorable terms than we would otherwise seek to obtain.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”.  FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans.  We will be required to implement FAS 123R no later than the fiscal year that begins July 1, 2005.  Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.  The Company expects to use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date.  We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R, and therefore cannot estimate the impact of our adoption at this time.  However, we expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $6.5 million, $15.7 million and $34.5 million, for our fiscal years ended June 30, 2004, 2003 and 2002, respectively.  For the nine months ended March 31, 2005, we incurred a net loss of $8.5 million.  As of March 31, 2005, we had an accumulated deficit totaling approximately $222.0 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth in this report. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time effort and financial and human resources.  We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us to delay, suspend or terminate the development of our products.  We initiated a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo in March 2005. In addition to this Phase Iib clinical trial, VLTS 934 will require significant additional clinical testing. This process may take a number of years. We cannot assure you that our clinical testing will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA.

Even if we successfully obtain FDA approval for our products, we may not be able to obtain the regulatory approvals necessary to market our products outside the United States since the commercialization of our products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our products within and outside the United States or whether we will be able to obtain those regulatory approvals at all. Our failure to successfully complete our clinical trials, obtain FDA and any applicable foreign government approvals or any delays in receipt of such approvals could have a material effect on our business, results of operations and financial condition.

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

VLTS 934 is an investigational product that is a non-ionic polyoxyethylene-polyoxypropylene block copolymer, which has the chemical characteristics of components of cell membranes. Although, we are currently investigating the poloxamer’s possible mechanism of action in preclinical study, there can be no assurance that VLTS 934 improves microvascular blood flow, results in a pharmacologic effect or will demonstrate efficacy. We initiated a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo in March 2005.  This clinical trial is a study performed within the FDA guidelines regarding whether patients suffering from peripheral arterial disease can improve their quality of life by walking further after being treated with VLTS 934 compared to patients given the placebo. In order to introduce and market our products, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials the safety and efficacy of our drugs. We have limited experience in conducting clinical trials, and we may encounter problems that cause us, or the FDA, to delay, suspend or terminate these studies and trials. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of test subjects and other factors which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation. Many of these risks are common to biotechnology companies.

In addition, should either our follow-on Phase IIb clinical trial of our VLTS 934 product or any other future clinical trials, fail to demonstrate a statistically significant drug effect and show safety for the targeted patient population, our business and prospects could be harmed and the market price of our common stock could fall.  If the future results of clinical trials regarding our products fail to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products would also be adversely affected, delayed or prevented entirely and our business could be harmed.

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

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

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

As of May 12, 2005, we had issued and outstanding 13,123,477 shares of our common stock. This amount does not include, as of May 12, 2005:

•                                          approximately 2.4 million shares of our common stock issuable upon the exercise of all of our outstanding options; and

•                                          approximately 2.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and may fund our operations through additional third party financing. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale or merger of the business, the sale of certain assets or other actions.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of May 12, 2005, we had a total of 21 full-time employees, including 15 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. Additionally, after the corporate reorganization announced in January 2002 that resulted in the termination of 47 positions and the subsequent corporate reorganization announced in October 2002 that resulted in the termination of 34 positions, it may be more difficult for us to recruit personnel in the future. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal controls over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Under SEC’s regulations, we are currently classified as a non-accelerated filer. As such, we are required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2007. If the aggregate market value of our common stock held by non-affiliates of our company is $75 million or more by June 30, 2006, we would be classified as an accelerated filer. As such, we would be required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2006. Although we intend to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if Ernst & Young LLP, our independent registered public accounting firm, is not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules or regulations differently from us, then they may decline to attest to management’s assessment or may issue a report that is qualified. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations.  Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

2005
Cash equivalents
Fixed rate	$3,274
Average rate	2.35%
Short-term investments
Fixed rate	7,026
Average rate	2.51%
Total cash equivalents and investment securities at March 31, 2005	$10,300

Average rate	2.46%

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

Our management has evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Vice President of Finance and Administration, who is our principal finance and accounting officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms at the reasonable assurance level.

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

VALENTIS, INC.

Date: May 13, 2005	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	/s/ JOSEPH A. MARKEY
Joseph A. Markey Vice President of Finance and Administration (Principal Financial and Accounting Officer)