Form 10-K
period 2005-06-30
VALENTIS INC
filed 2005-09-26
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

(650) 697-1900

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq SmallCap Market on December 31, 2004 was $27,267,920.

The number of shares of registrant’s common stock outstanding, as of September 23, 2005 was 14,837,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement, which will be filed with the Commission pursuant to Regulation 14A in connection with the 2005 meeting of stockholders within 120 days after the Registrant’s fiscal year ended June 30, 2005 are incorporated herein by reference in Part III of this Report.

VALENTIS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2005

i

PART I

ITEM 1.                BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our intention to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development for our products, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our VLTS 934 and Deltavasc™ products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially our peripheral arterial disease therapeutics or that any of our programs will be partnered with pharmaceutical partners. We undertake no obligation to revise or update any such forward-looking statements. The reader is strongly urged to read the information set forth under the caption “Part I, Item 1. Business—Additional Factors That May Affect Future Results,” for a detailed description of these significant risks, uncertainties and other factors.

COMPANY OVERVIEW

Valentis is a clinical-stage biotechnology company engaged in the development of innovative products for peripheral arterial disease, or PAD, a large and unsatisfied market. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque which obstructs blood flow. VLTS 934, our lead product, is an anti-inflammatory drug in Phase IIb testing. Our second product for the treatment of PAD is the DEL-1 angiogenic protein, a product, which we believe promotes the formation of new blood vessels.

Valentis has developed a series of technologies including gene delivery and expression technologies, and proprietary formulation and manufacturing technologies that allow the generation of novel therapeutics to treat a wide range of diseases. While Valentis is focusing its efforts on the development of novel peripheral arterial disease therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

The merger of Megabios Corp. and GeneMedicine, Inc. in March 1999 formed Valentis Inc., a Delaware corporation. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, where our headquarters, as well as our center for preclinical and clinical development and manufacturing is located.

PRODUCTS, TECHNOLOGIES, SERVICES AND LICENSES

We continue to invest in research and development activities to further the development of our technologies and products. Research and development expenses were $9.2 million, $10.1 million and $10.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

VLTS 934 Product

VLTS 934, our lead product, is a nonionic block copolymer. VLTS 934 appears to have a direct effect of repairing compromised cell membranes and improving cell function, which may have a therapeutic benefit in ischemic tissue due to its anti-inflammatory effects. Peripheral arterial disease is a result of atherosclerosis in the legs of patients. Atherosclerosis is a chronic inflammatory disorder of blood vessels that ultimately leads to the formation of atheroma or plaque in large blood vessels. This plaque impedes blood flow to tissues including the legs. VLTS 934 is believed to reduce levels of specific mediators of inflammation, which drives progression of the disease. By suppressing the local inflammatory response in the blood vessels and muscle tissue, it would explain the improvement in blood flow and exercise tolerance seen in the prior clinical trial that included VLTS 934

We recently completed a Phase IIa clinical trial comparing VLTS 934 to Deltavasc™, an angiogenic agent, in patients with peripheral arterial disease. The primary endpoint of the Phase IIa clinical trial was the improvement in exercise tolerance of patients treated with Deltavasc™. In September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in the clinical trial. Both the Deltavasc™ and the VLTS 934 treatment groups demonstrated statistically significant improvements compared to baseline with no significant differences between treatment groups. In that trial, VLTS 934 demonstrated statistically significant improvements in exercise tolerance (38 percent, p<0.00001), ankle brachial index (p=0.00072) and quality of life over baseline. Patients treated with VLTS 934 experienced an increase in work capacity of 74 percent compared to baseline measurements.

In order to assess the potential efficacy of VLTS 934 in peripheral arterial disease, we have initiated a Phase IIb trial comparing VLTS 934 versus saline in patients with PAD. The results of this clinical trial are expected in mid-calendar 2006. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively affect our ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See “—Additional Factors That May Affect Future Results” for a description of the risks related to our product development efforts, including risks with regard to the VLTS 934 PAD Phase IIb clinical trial. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

Additionally, we expect to perform an interim analysis of a portion of the placebo patients at the end of calendar 2005. Change in peak walking time after 90 days will be calculated on a representative sample of placebo patients to assess the validity of the statistical assumptions in the Phase IIb trial. Following the analysis, the sample size for the trial may be recalculated based on these placebo data and the number of subjects to be enrolled may be reduced or increased by the sponsor. The calculations will be performed by a separate statistical team, and no study personnel will have access to unblinded data. Since no results of the active treatment arm will be available and no treatment comparisons will be made, there will be no impact on the type I error rate and no adjustments to the alpha-level for the final analysis will be necessary.

DEL-1 Protein Product

DEL-1 is a unique angiogenic protein that promotes vascular growth and inhibits endothelial cell death. It is expressed during embryonic vasculature development and is re-expressed in the setting of ischemia. Administration of the DEL-1 protein enhances the angiogenic response to ischemia. DEL-1 has a distinct mechanism of action from other known angiogenic factors, such as members of the VEGF and FGF families. The angiogenic effect of DEL-1 is mediated in part by activation of integrin-mediated signaling and requires an RGD motif and a discoidin-I—like domain. The affinity of the DEL-1 protein for the extracellular matrix is unlike that of any of the angiogenic proteins.

Deltavasc™ Product

Deltavasc™ is an investigational product that incorporates the DEL-1 gene to stimulate new blood vessel growth, as known as angiogenesis. The DEL-1 protein from this gene is involved in the embryonic growth of blood vessels. In September 2004, we completed a Phase IIa clinical trial of Deltavasc™ and VLTS 934 in peripheral arterial disease. In this trial, Deltavasc™ was well tolerated; however, it did not meet its primary endpoint of improvement in exercise tolerance versus VLTS 934. Based on the preclinical studies completed to date, DEL-1 has clearly demonstrated angiogenic activity. However, we believe the formulation of this product requires further optimization and plan to complete additional preclinical studies to understand the contribution of each formulation component prior to further human trials.

DEL-1 Antibody Product

Recently, we acquired the rights to the DEL-1 antibody. We intend to complete preclinical work on this product and license it to another company for development in oncology applications. It is well established that tumors need an ever-increasing supply of blood to maintain their growth. They achieve this through stimulation of angiogenesis or new blood vessel formation. Inhibition of new blood vessel formation, or anti-angiogenesis, has been the strategy behind many new oncology products. The commercial success of Genentech’s Avastin has increased interest in the inhibition of angiogenesis through an antibody to a well-established angiogenic protein as a route for new product development. Published findings report that some tumor cell lines, when propogated in vitro, produce DEL-1 as an angiogenic agent for new vessel growth into the tumor. For this reason, in combination with the commercial success of Avastin, we believe that we will find considerable interest in licensing the rights to the DEL-1 antibody.

Technologies for Gene-Based Products

Our gene-based technologies seek to produce therapeutic proteins in their most natural and active forms at specific sites within the body. These products contain genes formulated with synthetic delivery systems that are administered to specific tissues where they seek to enter targeted cells. These cells then produce the therapeutic protein or vaccine antigen.

Genes provide the “instructions” for the production of proteins in the body. Specifically, a gene produces the message that a cell will then use to make a protein. For gene-based products to produce a therapeutic effect, the genes for the therapeutic protein of interest must be “delivered” into the nucleus of cells.

We have developed novel, chemical-based technologies for the delivery of genes. Contrary to other gene delivery approaches, our technologies do not use a live, genetically altered virus to deliver the gene. Also, our technologies have clear advantages over other gene delivery technologies in delivery efficiency, cost and ability to repeat dosing.

PINC™ Polymers

We have developed synthetic gene delivery systems based on several classes of polymers. Our PINC™ (Polymeric Non-Condensing) polymers are designed to provide efficient delivery to a variety of tissues including muscle and solid tumors. Also, our polymer delivery systems seek to enhance cellular distribution and uptake of genes in vivo and result in the production of therapeutic levels of proteins.

CLIC™ Lipids

We have developed proprietary cationic lipid delivery systems to provide efficient delivery after intravenous, aerosol or intra-tumoral administration. These delivery systems have been used in clinical trials by third parties for each of these applications.

DNAVax™

We have developed synthetic vaccine delivery systems based on several classes of polymers. Our proprietary DNAVax™ polymer-based delivery systems for intramuscular administration of vaccines provide for higher and more consistent levels of antigen production.

Hermes™ Gene Expression Technology

We have developed the Hermes™ expression systems, which are proprietary plasmids. A plasmid is a circle of DNA that includes the gene for a therapeutic protein. Also included in plasmids are elements that control the production of the message from that gene. This message serves as the code or “blueprint” for the production of the therapeutic protein by cells. Once plasmids are delivered into cells, they operate “episomally” which means they are not incorporated in the DNA of the cell.

Our plasmids have been engineered to provide increased gene expression, which is the production of the message for protein production, and allow cost efficient manufacturing. In our plasmids, we incorporate high expression promoters into proprietary expression cassettes. These proprietary cassettes contain novel untranslated regions with synthetically designed introns. Our plasmids have been selected for increased yield to allow cost efficient manufacturing. Included in our library of plasmids are those with tissue specific promoters.

GeneSwitch® Gene Regulation Technology

To control the level and duration of selected genes in transgenic animals and cell cultures, our researchers have developed the GeneSwitch® gene regulation system. Our GeneSwitch® permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® technology are delivered with a polymer delivery system along with electroporation. This results in controlled gene expression and the production of therapeutic proteins from muscle tissue for prolonged periods. GeneSwitch® technology may accelerate the throughput of genomics research and assist in the identification and characterization of the function of selected genes due to its unique ability to control gene expression. This gene expression regulatory system has been licensed to a number of corporate partners who are successfully developing the technology in a variety of applications.

OptiPEG™ PEGylation Technology

Our OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol, or PEG, a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary OptiPEG™ with proteins, peptides, antibodies and antibody fragments, viruses and liposomes to retain high levels of biological activity of the material and potentially protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies provide the potential to deliver products with improved safety, efficacy and dosing regimens. OptiPEG™ is being developed through licensing to corporate partners.

Plasmid Backbone Technology

Valentis’ plasmid backbone technology is a robust manufacturing and expression system that allows for cost effective production of gene expression products.

Current Good Manufacturing Practices Manufacturing (cGMP Manufacturing)

We have developed proprietary scalable processes to manufacture plasmid DNA formulated products. Through a strategy of using contract manufacturing organizations, or CMOs, for plasmid DNA production, we are able to produce products from lab to commercial scale using the same process. We have utilized Cangene Corporation and DSM Biologics as contract manufacturing organizations.

Bioprocessing Contract Services

We provide contract services for bioprocessing process development and small-scale, non-GMP manufacturing. We have expertise in all areas of process development, scale-up, technology transfer, and production of R&D and safety/toxicology material. Also, we can assist with CMC documentation for regulatory filings, provide consultation for cGMP manufacturing, develop project plans to specifications, and project management.

Technology Licenses

We currently license technology to:

•       Biolitec AG for the use of our OptiPEG™ PEGylated liposomes technology to be utilized in certain photosensitizing products.

•       IDM Pharma, Inc. for the use of our proprietary PINC™ gene delivery technology for human immunodeficiency virus (HIV) and hepatitis C virus (HCV) vaccines, and cancer immunotherapies.

•       Innogenetics N.V. for the use of our proprietary DNAVax™ gene delivery technology for hepatitis B virus (HBV) and human papilloma virus (HPV) vaccines.

•       Invitrogen Corporation to sell our proprietary GeneSwitch® gene regulation system to the research market.

•       Juvaris BioTherapeutics, Inc. for our proprietary plasmid backbone and cationic lipid delivery technologies for the development and commercialization of therapeutic vaccine products.

•       Prolong Pharmaceuticals for use of our proprietary OptiPEG™ PEGylation platform in the development and commercialization of PEGylated protein therapeutics.

•       Schering AG for the exclusive, worldwide rights to our GeneSwitch® gene regulation and PINC™ polymer based synthetic gene delivery technologies to develop and commercialize two gene-based therapeutic products.

Also, Valentis has licensed its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to GlaxoSmithKline, LARNAX GmbH, Lexicon Genetics, Organon Laboratories Ltd, Pfizer Inc., Senomyx, Inc., Schering AG, and Wyeth-Ayerst Laboratories, in each case, for research. Further, Valentis has established a non-exclusive cross-license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme’s plasmid DNA manufacturing technology.

Valentis also has licensed technology from Genetronics Biomedical Corp. for in vivo electroporation technology for use in the development of certain gene-based products. Electroporation is a method for increasing DNA uptake by protoplasts through prior exposure to a high voltage, which results in the temporary formation of small pores in the cell membrane.

VALENTIS’ PRODUCTS IN DEVELOPMENT AND PARTNERED PROGRAMS

Valentis is focusing on the development of therapies for peripheral arterial disease as well as licensing opportunities for its technologies. We seek corporate partnerships with pharmaceutical and biotechnology companies that assume responsibility for development, marketing, and commercialization of products incorporating our technologies. The table below summarizes our current products and technology licensed to third parties for development as products, potential therapeutic indications, stage of development and corporate partner or licensee:

VALENTIS PIPELINE

Product/Indication	Research	Preclinical	Phase I	Phase II	Phase III
PROPRIETARY PRODUCTS
VLTS 934
Intermittent Claudication
DEL-1
Protein: Critical Limb Ischemia
Gene: Intermittent Claudication
Antibody: Oncology
PARTNERED PROGRAMS
GeneSwitch® / PINC™: Schering A.G.
Two Undisclosed Products
DNAVax™ / DNA Vaccines:
IDM Pharma
HIV
Hepatitis C
Cancer
DNAVax™ / DNA Vaccines:
Innogenetics
Hepatitis B
Human Papilloma Virus
Cationic Lipid Delivery / Plasmid Backbone
Juvaris BioTherapeutics, Inc.
OptiPEG™ / PEG liposomes
Biolitec
Prolong Pharmaceuticals

Notes:              “Phase I”              means that the compound is being tested in humans for safety in a limited patient population.

“Phase II”                                    means that the compound is being tested in humans for indications of efficacy in a limited patient population.

“Phase III”                               means that the compound is being tested in humans for indications of efficacy in an expanded patient population.

“Preclinical”                     means that Valentis is conducting efficacy, pharmacology and/or toxicology testing of a gene delivery system in animal models or biochemical or cell culture assays.

“Research”                              includes the development of animal models and assay systems, discovery of prototype gene delivery systems and evaluation and refinement of prototype gene delivery systems in in vitro and in vivo testing.

SCIENTIFIC AND INDUSTRY BACKGROUND

VLTS 934

Overview

VLTS 934 (Poloxamer 188) is a non-ionic, block copolymer surfactant with hemorheologic, anti-thromobotic, cytoprotective and, importantly, anti-inflammatory properties. Preclinical studies in models of vascular occlusive disorders, including circulatory shock, acute stroke and myocardial infarction, suggest that intravenous administration of Poloxamer 188 improves microvascular blood flow by reducing blood viscosity, especially under low shear conditions (low flow) by reducing frictional forces. In clinical studies conducted by others utilizing high intravenous doses, Poloxamer 188 demonstrated benefits in patients with acute myocardial infarction and acute vaso-occlusive crisis of sickle cell disease. Recently, Poloxamer 188 has been shown to have anti-inflammatory effects. Because chronic inflammation is an important factor in the pathogenesis of atherosclerosis, this anti-inflammatory attribute might be crucial in providing symptomatic relief or even slowing the progression of disease. Local intramuscular delivery of VLTS 934 offers the potential for improved tissue perfusion, improved microvascular flow and a decrease in the inflammatory mediators inherent in the underlying atherosclerotic process while minimizing systemic adverse reactions.

Development History of Poloxamer 188 and VLTS 934

Poloxamer 188 has been studied extensively in myocardial infarction and sickle cell anemia. Over 3,700 subjects had exposure to very high intravenous doses of Poloxamer 188 as a part of a program by Burroughs Wellcome to evaluate its effect in reducing the sequelae of myocardial infarction. In this program, doses of up 140 grams of Poloxamer 188 were given intravenously over a 48 hour period. After positive Phase II data, Burroughs Wellcome ran a Phase III study but executed the trial differently from the Phase II trial in several critical ways.

The Phase II trial was blinded and the Phase III trial was not. Also, in the Phase III trial the control group did not receive the very high volume of fluid given to the patients receiving Poloxamer 188. The Phase II trial was a U.S. trial and the Phase III trial was an international trial conducted using some sites where medical care would not meet U.S. standards. In the Phase III trial, drug intervention after the onset of myocardial infarction was later than in the Phase II trial. In the Phase III trial, there were a greater number of treatment interruptions than in the Phase II trial. The Phase III trial did not show the expected improvements in mortality, reinfarction and cardiogenic shock that were expected based on the Phase II results. Soon thereafter, Burroughs Wellcome was bought by Glaxo and the program was discontinued. During development, Burroughs Wellcome had completed a promising Phase II program in sickle cell anemia crisis. Following discontinuation of the Burroughs Wellcome program, CytRx conducted a Phase III trial in sickle cell crisis with negative results. Very high intravenous doses of Poloxamer 188 were used in all of these programs.

Valentis utilized Poloxamer 188 at much lower doses (4.2 grams) in its Phase IIa clinical trial of Deltavasc™ and VLTS 934 in patients with peripheral arterial disease and administered by the intramuscular route. For this application, Poloxamer 188 was used as a spreading agent for the delivery of an investigational angiogenesis product known as “DEL-1 Plasmid DNA Therapeutic” or “VLTS-589,” which is also referred to as “Deltavasc™.” VLTS-589 is a combination of the angiogenic gene DEL-1 plus Poloxamer 188. Poloxamer 188 was combined with the DEL-1 gene because it caused the gene to be spread over a greater area of tissue thus increasing the contact of the DEL-1 gene with more cells which allowed the gene to be taken up by a larger number of cells resulting in higher levels of protein expression.

In the Phase IIa trial, VLTS 934 demonstrated statistically significant improvements in the primary and secondary measures of efficacy compared to baseline. More specifically, data from 52 subjects in the VLTS 934 group showed:

•       A significant increase in exercise tolerance from baseline of 38 percent (p=0.00005).

•       An improvement in ankle branchial index, or ABI, of +0.059 (p=0.00072).

•       Improvements in quality of life using two validated instruments, which were also statistically significant.

VLTS 934 was well tolerated. The confluence of statistically significant changes from baseline in exercise tolerance, ankle-brachial index and quality of life assessments with VLTS 934 appear to indicate an active agent. A compilation of results from 1,164 patients receiving placebo and 441 patients receiving Cilostazol in prior trials of peripheral arterial disease (PAD) conducted by others also appear to indicate that VLTS 934 may have a direct effect of repairing compromised cell membranes and improving cell function, which may have a therapeutic benefit in ischemic tissue due to its anti-inflammatory effects.

Following the Phase IIa clinical results, we conducted additional in vitro pharmacology studies with VLTS 934. The studies appear to indicate that in addition to cytoprotective effects, VLTS 934 specifically down-regulates the production of IL-6 and IL-8 in human endothelial cells, and MCP-1 in human skeletal muscle cells. These findings appear to be important in light of pathogenesis of atherosclerosis. Anti-inflammatory effects are conceivably integral to breaking the chronic release of those pro-inflammatory cytokines that have been implicated in driving the progression of the disease. The historically described cytoprotective effects are also potentially important in improving cell function in ischemic tissue by restoring membrane function. Based on this data, combined with the human data from the VLTS-589 Phase I and IIa studies, we believe that VLTS 934 is active in ameliorating the clinical manifestations of PAD.

Lower extremity PAD is a common disorder that occurs when the arteries that carry oxygen rich blood from the heart to the legs become severely narrowed and sometimes blocked through the accumulation of plaque (atherosclerosis).

The incidence of PAD and the number of patients with PAD is high and growing in the aging population. PAD is estimated to affect about 63 million people in the U.S., Europe and Japan. PAD becomes more common as one gets older. It is estimated that five percent of adults over the age of 55 have PAD and that nearly 20 percent of Americans over the age of 70 have PAD. Diagnosis is critical, as people with PAD face a six to seven times higher risk of heart attack or stroke. The risk factors for PAD are similar to those of other cardiovascular and cerebrovascular diseases, such as smoking, obesity, genetic predisposition, lack of regular exercise and a high-fat diet.

Approximately one-third to one-half, or an estimated 30 million PAD patients, suffer from PAD disease that is severe enough to result in intermittent claudication, or IC. The leg pain associated with IC can be severe enough to hinder a person from normal walking. Typically, when patients rest, the leg muscles require less blood flow and the pain goes away. However, once walking is resumed, the pain returns. Often, patients with IC will feel numbness, weakness or heaviness in their legs that affects their ability to exercise. Estimates show that up to 25 percent of patients with IC will progress to critical limb ischemia, which increases the risk of limb loss and mortality.

Treatment options for PAD are scant and currently approved products to treat PAD such as Pletal® or Trental® are limited in their ability to effectively treat PAD due to either a lack of effectiveness or undesirable side effects. VLTS 934 is being evaluated to show improved effectiveness in treating PAD without the side effects seen with currently available treatments.

DEL-1 Protein

DEL-1 is a unique angiogenic protein that promotes vascular growth and inhibits endothelial cell death. It is expressed during embryonic vasculature development and is re-expressed in the setting of ischemia. Administration of the DEL-1 protein enhances the angiogenic response to ischemia. DEL-1 has a distinct mechanism of action from other known angiogenic factors, such as members of the VEGF and FGF families. The angiogenic effect of DEL-1 is mediated in part by activation of integrin-mediated signaling and requires an RGD motif and a discoidin-I—like domain. The affinity of the DEL-1 protein for the extracellular matrix is unlike that of any of the angiogenic proteins.

DEL-1 Antibody

Valentis recently acquired the rights to the DEL-1 antibody. Our preclinical work to date has demonstrated that several of its proprietary hybridoma cell lines produce monoclonal antibodies that neutralize DEL-1 in in vitro integrin binding and adherence assays. It is well established that tumors need an ever-increasing supply of blood to maintain their growth. They achieve this through stimulation of angiogenesis or new blood vessel formation. Inhibition of new blood vessel formation, or anti-angiogenesis, has been the strategy behind many new oncology products. The commercial success of Genentech’s Avastin has increased interest in the inhibition of angiogenesis through an antibody to a well-established angiogenic protein as a route for new product development. Published findings report that some tumor cell lines, when propogated in vitro, produce DEL-1 as an angiogenic agent for new vessel growth into the tumor.

Gene-based Therapeutics

Overview

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

Genes provide the instructions or “code” for the productions of proteins, which determine the nature and function of cells and tissues in all living organisms. The study of genes and their function (“genomics”) provides the fundamental basis for understanding human health and disease and has led to the identification of many genes with potential therapeutic utility (“therapeutic genes”).

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

We believe our proprietary gene delivery systems have advantages over other gene delivery systems. DNA formulated with our PINC™ formulations have been shown to produce high protein levels with decreased variability as compared to protein levels obtained after naked DNA administration. In addition, Valentis’ PINC™ gene delivery systems can be handled and administered like traditional pharmaceuticals. We have demonstrated that we can produce clinical-grade plasmid DNA and plasmid-based DNA formulations under controlled conditions, and we have developed proprietary manufacturing and production methods designed to be scaled to meet commercial requirements.

Additional Technologies

Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration, and to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Although we are not actively pursuing their use internally, the technologies are being out-licensed for development by corporate partners.

CORPORATE COLLABORATIONS

We are actively seeking collaborations with pharmaceutical and biotechnology companies. In entering corporate collaborations, we seek license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific therapeutics and access to our development expertise. We anticipate entering into licenses for our products, delivery and plasmid expression systems as well as licensing opportunities for our proprietary manufacturing technologies.

Since 1994, Valentis has experience with corporate research and development collaborations including Roche Holdings Ltd., Boehringer Ingelheim International GmbH, Eli Lilly & Company and Glaxo Wellcome plc. Also, we have experience with a manufacturing collaborative license agreement with DSM Biologics and cGMP contract manufacturing at Cangene Corporation and DSM Biologics.

Cangene Corporation (“Cangene”)

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

DSM Biologics (“DSM”)

In June 2003, Valentis announced that it completed an agreement with DSM Biologics under which the license granted by Valentis to DSM Biologics for Valentis’ plasmid DNA manufacturing technology was affirmed on revised financial terms. The agreement further resolved outstanding disputes between Valentis and DSM Biologics regarding prior plasmid DNA manufacturing services performed by DSM Biologics for Valentis.

Under this agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH was dissolved. The new agreement reinstated the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The milestone payment, net of approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003. We recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount accrued by Valentis as of June 30, 2002, which we are no longer obligated to pay to DSM Biologics as a result of the new agreement.

TECHNOLOGY LICENSES

Valentis has technology license agreements and is actively seeking additional licensing agreements with pharmaceutical and biotechnology companies.

Biolitec A.G. (“Biolitec”)

In June 2005, Valentis granted Biolitec an exclusive worldwide license to Valentis’ PEGylated liposome technology to develop a PEGylated formulation of Foscan temoporfin to treat cancer, rheumatoid arthritis and atherosclerotic plaque. Valentis would receive an upfront payment and is eligible for milestones and royalties. Foscan, a photosensitizing drug used with photodynamic therapy, is marketed in Europe to treat head and neck cancer.

Genzyme Corporation (“Genzyme”)

In January 2002, Valentis entered into a non-exclusive cross-license agreement with Genzyme Corporation in which Genzyme receives non-exclusive rights to Valentis’ GeneSwitch® gene regulation technology for research use, and Valentis receives certain rights to Genzyme’s plasmid DNA manufacturing technology.

In September 2004, Valentis expanded its existing license agreement with Genzyme Corp. by granting Genzyme increased use of Valentis’ GeneSwitch® gene regulation technology. In return, Valentis received certain rights to Genzyme’s static mixer technologies that are useful in plasmid DNA manufacturing.

Valentis’ GeneSwitch® system allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Genzyme plans to use the GeneSwitch® technology for its internal product research. Genzyme’s manufacturing technology allows Valentis to improve the yield of large-scale produced plasmid DNA. The technology is useful for Valentis’ internal manufacturing requirements and potentially for commercial manufacturing.

IDM Pharma, Inc. (“IDM”)

In December 2000, IDM licensed Valentis’ proprietary PINC™ gene delivery technology for IDM’s preventive and therapeutic DNA vaccines that are in development for the treatment of human immunodeficiency virus (HIV) and the hepatitis C virus (HCV) in exchange for up-front, milestone and royalty payments.

In October 2002, IDM signed a non-exclusive license for Valentis’ proprietary DNA vaccine delivery technology for use in developing treatments for cancer. Under the terms of the agreement, IDM has rights to use Valentis’ proprietary PINC™ polymer DNA delivery technology for use in up to four preventive and therapeutic DNA cancer vaccine products. In return, Valentis received an upfront license fee and will be eligible to receive product development milestones and royalties on future product sales. IDM and its collaborators will fund product development.

Innogenetics N.V. (“Innogenetics”)

In June 2002, Valentis’ provided Innogenetics N.V. with an option to a license for the use of our proprietary DNAVax™ gene delivery technology for Innogenetics’ preventive and therapeutic DNA vaccines in development for the treatment of hepatitis B virus (HBV) and the human papilloma virus (HPV) in exchange for up-front, milestone and royalty payments.

Innogenetics’ genetic vaccines contain DNA sequences from HBV or HPV, which code for protein fragments (epitopes) that stimulate cytotoxic and helper T cell responses. These immune responses are important defenses against infection.

In March 2004, Genencor International, Inc. agreed to sell its therapeutic vaccine program to Innogenetics N.V., which may enhance Innogenetics’ capabilities in its preventive and therapeutic DNA development program.

Invitrogen Corporation (“Invitrogen”)

In November 1999, Valentis and Invitrogen Corporation announced the commercial launch of Valentis’ proprietary GeneSwitch® gene regulation system to the life sciences research market. The GeneSwitch® gene regulation system is a technology that allows researchers to control the level and duration of expression of selected genes by oral administration of a small molecule drug. Valentis recorded minimal royalties from the license agreement with Invitrogen.

Juvaris BioTherapeutics (“Juvaris”)

In June 2004, Valentis and Juvaris BioTherapeutics entered into a broad, exclusive licensing agreement in which Juvaris will use Valentis’ proprietary plasmid backbone and cationic lipid delivery technologies for the development and commercialization of therapeutic vaccine products. Juvaris is responsible for the development, manufacturing and commercialization of products and bears all related program expenses.

Prolong Pharmaceuticals (“Prolong”)

In February 2003, Valentis entered into a broad licensing agreement with Prolong for use of our proprietary OptiPEG™ PEGylation technology in the development and commercialization of PEGylated protein therapeutics. Prolong is responsible for the development, manufacturing and commercialization of products and bears all related program expenses.

Valentis’ GeneSwitch® Gene Regulation System

Valentis has licensed its proprietary GeneSwitch® gene regulation technology to Genzyme Corporation, Lexicon Genetics, LARNAX GmbH, Organon Laboratories Ltd, Pfizer Inc., Senomyx, Inc., Schering AG and Wyeth-Ayerst Laboratories. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

Also, in December 2002 and August 2004, Valentis has licensed Schering AG its proprietary GeneSwitch® gene regulation and PINC™ polymer based synthetic gene delivery technologies. Under the agreement Schering AG obtained exclusive, world-wide rights to develop and commercialize two gene-based therapeutic products.

Genetronics Biomedical Corp. (“Genetronics”)

In November 2001, Valentis obtained a non-exclusive license to in vivo electroporation technology from Genetronics for use in the development of certain products. Electroporation seeks to enhance the ability of cells to take up large molecules such as DNA. When combined with Valentis’ GeneSwitch® gene regulation system, electroporation may allow researchers to control the level and duration of gene expression for up to several months.

ACADEMIC LICENSES

Valentis actively monitors, investigates and licenses technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies, and we intend to enter into additional licensing arrangements to expand our core technologies if suitable resources are available.

Baylor College of Medicine (“Baylor”)

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

Vanderbilt University (“Vanderbilt”)

Valentis has an exclusive license from Vanderbilt covering Vanderbilt’s interest in the DEL-1 gene, protein, and antibodies thereto. Valentis acquired the Vanderbilt License in conjunction with the purchase in April 1999 by Valentis of DEL-1 rights held by Progenitor Inc. Rights to patents covering the DEL-1 gene and protein are co-owned by Valentis and Vanderbilt. Under the terms of this license, Valentis is obligated to make payments upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. Vanderbilt may terminate the license if we fail to satisfy certain requirements for diligent development of licensed products. In addition, Vanderbilt may terminate the license upon 60 days notice for a material violation or material failure to perform any covenant under the license.

PATENTS AND PROPRIETARY TECHNOLOGIES

Patents and other proprietary rights are important to Valentis’ business. Our policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of our business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed, or participated as a licensee in the filing of, numerous patent applications in the United States relating to our technology, as well as counterparts of certain of these applications in many foreign countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis’ competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

Valentis has numerous patents and patent applications worldwide covering its poloxamer therapy, gene expression and delivery technology, and PEGylation technology, as well as use patents for various therapeutic applications, and patents and patent applications on its manufacturing technologies. In addition to patents and patent applications filed and owned by Valentis, we have exclusive rights under our licenses with Baylor College of Medicine including rights to certain gene expression, gene delivery and gene regulation, the GeneSwitch® gene regulation system, and gene delivery, and Vanderbilt University to patents and patent applications worldwide including the DEL-1 gene, protein and antibody. Valentis has an exclusive license from Roche Biosciences for rights under certain U.S. and foreign patents claiming the use of the cationic lipid, DOTMA, for in vivo gene delivery. Valentis is also licensed exclusively by Roche Biosciences under a single related U.S. patent claiming the use of cationic lipids for in vivo gene delivery without limitations to DOTMA.

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

Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to Valentis, to protect trade secrets or know-how owned or licensed by Valentis, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that Valentis is infringing such third party’s patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that Valentis would prevail in any such litigation or that Valentis would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against Valentis, with or without merit, as well as claims initiated by Valentis against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by Valentis, we may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to Valentis even if the outcome is favorable to us.

There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to Valentis’ trade secrets or disclose such technology to the public or that we can maintain and protect unpatented proprietary technology. Valentis typically requires its employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with Valentis. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for Valentis technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that Valentis’ trade secrets will not otherwise become known or be discovered independently by its competitors.

MANUFACTURING AND COMMERCIALIZATION

Valentis’ commercialization strategy is based on establishing corporate collaborations with pharmaceutical and biotechnology companies whereby we will primarily pursue development up through Phase II clinical trials, while our partners will be responsible for late stage clinical trials, sales, marketing and large-scale clinical and commercial manufacturing.

Valentis intends that its large scale manufacturing of products will be conducted either through contract manufacturing organizations or at our corporate partners’ site after technology transfer.

Valentis itself does not currently operate manufacturing facilities for commercial production of its products. We have limited experience in, and currently lack the resources and capability needed for, the manufacture or marketing of any of our products on a commercial scale. Although VLTS 934 can be synthesized using readily scalable, organic synthesis procedures, Valentis will be dependent initially on corporate partners, licensees or other third parties for commercial-scale manufacturing and commercialization of our products. There can be no assurance that our corporate partners will be able to develop adequate manufacturing capabilities for production of commercial-scale quantities of our products or successfully commercialize our products.

GOVERNMENT REGULATION

The production and marketing of Valentis’ products and our research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration (FDA). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled the FDA’s regulation of most gene therapeutics to date. Gene therapy, however, is a relatively new technology, and it is uncertain whether any unique regulatory requirements may be imposed upon gene therapeutics. We are not aware of any gene therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

The necessary steps to take before a new drug may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an Investigational New Drug (IND) application for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving gene therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a New Drug Application (NDA); and (vi) FDA approval of the NDA prior to any commercial sale or shipment of the biologic.

Facilities used for the manufacture of biologics are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s Good Manufacturing Practice (GMP) regulations. Manufacturers of biologics also must comply with the FDA’s general biological product standards and may also be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against Valentis or its corporate partners.

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

The results of product development, preclinical animal studies, and human studies are submitted to the FDA as part of the NDA. The NDA must also contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the NDA will be approved. Similar regulatory approval requirements exist for the marketing of these products outside the United States (e.g., Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any product developed by Valentis and its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

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

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics For example, we are aware that AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies.

We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. Our competitors may develop safer, more effective or less costly cardiovascular or gene-based therapeutics. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology, including intellectual property.

Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than Valentis. There can be no assurance that research and development by others will not render our products, or the products developed by corporate partners using our licensed technologies obsolete, or non-competitive, or that any product we or our corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that our competitors will not develop safer, more effective or less costly cardiovascular therapies, gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

As of September 2, 2005, Valentis employed 19 individuals full-time, including 5 who hold doctoral degrees. Of our total work force, 13 employees are engaged in or directly support research and development activities, and 6 are engaged in business development, finance and administrative activities. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $11.3 million, $6.5 million and $15.7 million, for our fiscal years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, we had an accumulated deficit totaling approximately $224.6 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials especially our ongoing VLTS 934 Phase IIb clinical trial, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth herein. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our ability to achieve profitability depends upon our research and development efforts and whether we can successfully develop and commercially introduce new products.

Our future success is dependent upon, among other factors, our ability to develop working products and our ability to successfully complete clinical trials. All of our potential products currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that our research and development efforts will be successful. In September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in its Phase IIa clinical trial in patients with the intermittent claudication form of peripheral arterial disease. Both the Deltavasc™ and the VLTS 934 groups demonstrated statistically significant improvements compared to baseline with no significant differences between treatment groups. The unforeseen results observed in both groups led to the initiation of a Phase IIb clinical trial of VLTS 934. All of our products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any of our research and development and clinical trial efforts will result in viable products. If our product and development efforts are unsuccessful, we will not achieve profitability and our business and results of operations would be adversely affected.

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

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time effort and financial and human resources. We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us, or the FDA, to delay, suspend or terminate the development of our products. We initiated a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo in March 2005. In addition to this Phase IIb clinical trial, VLTS 934 will require significant additional clinical testing. This process may take a number of years. We cannot assure you that our clinical testing will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA.

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

We are dependent on the successful outcomes of clinical trials of our products, including VLTS 934, and we cannot assure you that any clinical testing will demonstrate the safety and efficacy of our products.

In order to introduce and market our products, we must be able to, among other things, demonstrate safety and efficacy with substantial evidence from well-controlled clinical trials. In September 2004, we announced that Deltavasc™ did not meet the primary endpoint in a Phase IIa clinical trial in patients with intermittent claudication form of peripheral arterial disease. Accordingly, further Deltavasc™ clinical trials are on-hold. This had been our most advanced clinical program and represented the substantial portion of our clinical development activities. The Deltavasc™ Phase IIa clinical trial results led to the initiation of a Phase IIb clinical trial of VLTS 934.

VLTS 934 is an investigational product that is a non-ionic polyoxyethylene-polyoxypropylene block copolymer. Although, we have investigated the poloxamer’s possible mechanism of action in preclinical study, there can be no assurance that VLTS 934 improves microvascular blood flow, results in a pharmacologic effect or will demonstrate efficacy. We initiated a follow-on Phase IIb clinical trial using our VLTS 934 product compared to a saline placebo in March 2005. This clinical trial is a study performed within the FDA guidelines regarding whether patients suffering from peripheral arterial disease can achieve better cardiovascular blood flow after being treated with VLTS 934 compared to patients given a saline placebo. Clinical trials are long, expensive and uncertain processes during which we may encounter difficulties completing the trial. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of eligible subjects, changes in the number of subjects based-on the performance of interim analyses, changes in protocol and other factors, which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation.

In addition, should either our follow-on Phase IIb clinical trial of our VLTS 934 product or any other future clinical trials fail to demonstrate a statistically significant drug effect and show safety for the targeted patient population, our ability to raise additional financing on acceptable terms, if at all, our business and prospects could be harmed and the market price of our common stock could fall. If the future results of clinical trials regarding our products fail to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from those products would also be adversely affected, delayed or prevented entirely.

There are no assurances that our clinical trial interim analysis will validate our statistical assumptions in the VLTS 934 Phase IIb trial.

We expect to perform an interim analysis of a portion of the placebo subjects at the end of calendar 2005. Change in peak walking time after 90 days will be calculated on a representative sample of placebo subjects to assess the validity of the statistical assumptions in the Phase IIb trial. Following the analysis, the sample size will be recalculated based on these placebo data and the number of subjects to be enrolled may be reduced or increased by the sponsor. The calculations will be performed by a separate statistical team, and no study personnel will have access to unblinded data. Since no results of the active treatment arm will be available and no treatment comparisons will be made, there will be no impact on the type I error rate and no adjustments to the alpha-level for the final analysis will be necessary. There are no assurances that our clinical trial interim analysis will validate our statistical assumptions in the Phase IIb trial.

The results of early Phase I and Phase II clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase IIa clinical trial of Deltavasc™ enrolled 105 patients and our Phase IIb clinical trial of VLTS 934 is expected to enroll approximately 148 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage Phase III clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a sufficiently large population of patients necessary to demonstrate efficacy does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2005 that included an explanatory paragraph which stated that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and our ability to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of September 23, 2005, we had issued and outstanding 14,837,831 shares of our common stock. This amount does not include, as of September 23, 2005:

•       approximately 2.9 million shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

•       approximately 3.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

•       progress and results of our clinical trials and preclinical studies;

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

The future success of our business depends on our ability to attract and retain corporate partners to develop, introduce and market our peripheral arterial disease product candidate and other product candidates.

Our business strategy is to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our peripheral arterial disease product candidate and other product candidates. We face intense competition from many other companies in the pharmaceutical and biotechnology industry for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. If we are unable to attract and retain corporate partners to develop, introduce and market our products, our business may be materially and adversely affected.

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

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics For example, we are aware that AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, and existence of competing products, and treatments and general economic conditions. Many of our competitors have substantially greater financial, research, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing collaborative relationships.

We also face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases and existing treatments. Our competitors, academic and research institutions or others may develop safer, more effective or less costly cardiovascular therapies, biologic delivery systems, gene-based therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we do. Any such developments could seriously harm our business, financial condition and results of operations.

Adverse events in the field of cardiovascular therapies may negatively impact regulatory approval or public perception of our potential products.

The FDA may become more restrictive regarding the conduct of clinical trials including cardiovascular therapies. This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our clinical trials. In addition, negative publicity may affected patients’ willingness to participate in our clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of our therapies for the prevention or treatment of human diseases. Negative public reaction to our therapies in general could result in stricter labeling requirements of products, including any of our products, and could cause a decrease in the demand for products we may develop.

If we are unable to obtain rights to required technologies including poloxamer, proprietary gene sequences, proteins or other technologies, we will be unable to operate our business.

Our VLTS 934 product and other therapies involve multiple component technologies, many of which may be patented by others. For example, our products can use poloxamers, proprietary gene sequences, proteins or other technologies some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses or acquire rights to those poloxamers, gene sequences, proteins or other technologies. We may not be able to obtain a license or acquire rights to those technologies on reasonable terms, if at all. As a consequence, we might be prohibited from developing potential products or we might have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our products too expensive to develop or market. From time to time, we may engage in preliminary discussions with third parties concerning potential acquisitions of technologies or products. Even if we are successful in acquiring technologies or products, we may experience difficulties in and costs associated with the assimilation of technologies, products, operations and personnel acquired, diversion of management’s attention from other business concerns, inability to maintain uniform standards, controls, procedures and policies and the subsequent loss of key personnel. If we are unable to acquire or obtain rights to technologies or products necessary for our business, our business would be harmed.

We rely on patents and other proprietary rights to protect our intellectual property and any inability to protect our intellectual property rights would adversely impact our business.

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our products that are significant to the development of our business. We own or have exclusive rights to 46 issued United States patents and 62 granted foreign patents on the technologies related to our products and processes. We own or have exclusive rights to approximately 14 pending patent applications in the United States and 39 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

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

We may experience delays in the commercial introduction, manufacture or regulatory approval of our products as a result of failure to comply with FDA manufacturing practices and requirements.

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s current good manufacturing practice (cGMP) regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA’s general biological product standards and may be subject to state regulation as well. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials, commercialize our products and adversely affect our business. We cannot assure you that we or our contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements and the FDA could suspend or further delay our clinical trials, the commercial introduction and manufacture of our products or place restrictions on our ability to conduct clinical trials or commercialize our products, including the mandatory withdrawal of the product from the clinical trials.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees are bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of September 2, 2005, we had a total of 19 full-time employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our current non-affiliated market capitalization qualifies us as a non-accelerated filer. As such, we are required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2007. If we achieved a non-affiliated market capitalization of $75 million or more by December 31, 2005, we would be classified as an accelerated filer. As such, we would be required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2006. We intend to diligently and vigorously assess (and enhance as may be appropriate) our internal control over financial reporting in order to ensure compliance with the Section 404 requirements. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal control over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner, and the may result in our independent registered public accounting firm issuing a qualified or adverse report on our internal control and/or management’s assessment thereof. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

Our certificate of incorporation and by-laws include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.

Our basic corporate documents and Delaware law contain provisions that enable our management to attempt to resist a takeover unless it is deemed by management and our Board of Directors to be in the best interests of our stockholders. Those provisions might discourage, delay or prevent a change in the control of our company or a change in our management. Our Board of Directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

The concentration of ownership among our executive officers, directors and their affiliates may delay or prevent a change in our corporate control.

Our executive officers, directors and their affiliates beneficially own or control in excess of approximately 27% of outstanding common shares, warrants or options to purchase common stock, with approximately 17% of outstanding common shares, warrants and options to purchase common stock held by Perseus-Soros BioPharmaceutical Fund, L.P. As a result, our executive officers, directors and their affiliates will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us, which could in turn reduce our stock price.

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

Recent changes in the required accounting treatment for stock options will have a material negative impact on our financial statements and may affect our stock price.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), pursuant to which we must measure all stock-based compensation awards, including grants of employee stock options, using a fair value method and record such expense in our consolidated financial statements. This requirement to expense stock-based compensation awards is set to take effect for public companies for interim and annual periods beginning after June 15, 2005. We adopted SFAS No. 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements, but did not record a charge for employee stock option expense in the reported financial statements. Beginning with the first quarter of fiscal year 2006, our reported losses will increase as a requirement of including stock-based compensation expense in our financial statements, which may affect our stock price.

ITEM 2.                PROPERTIES

Valentis leases approximately 45,000 square feet in Burlingame, California, which was fully occupied as of June 30, 2005. The facilities have been built to Valentis’ specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials.

The term of the lease for approximately 35,000 square feet of the facilities expires in November 2006, at which time Valentis has options to renew the lease for up to an additional period of six years. An additional approximately 10,000 square feet of the facilities has been built-out for use as a pilot manufacturing facility. The term of the lease for this portion of the facilities expires in October 2007, at which time Valentis has the option to renew the lease for an additional period of five years.

Valentis believes that its facilities are adequate to meet its needs for the foreseeable future. Should it need additional space, management believes it will be able to secure such space on reasonable terms.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the Nasdaq SmallCap Market under the symbol “VLTS.” The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

	High	Low
2003
First Quarter	$7.20	$3.15
Second Quarter	5.40	2.45
Third Quarter	4.05	2.00
Fourth Quarter	2.25	3.45
2004
First Quarter	$8.44	$2.60
Second Quarter	7.95	3.75
Third Quarter	10.43	1.90
Fourth Quarter	2.69	1.88
2005
First Quarter	$3.90	$2.20
Second Quarter	3.19	2.26
Third Quarter (through September 23, 2005)	2.18	2.80

On September 23, 2005 the last sale price reported on the Nasdaq SmallCap Market for Valentis’ common stock was $2.31 per share. As of that date, there were approximately 508 stockholders of record of our common stock.

During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933:

In June 2005, we completed a private placement, in which we issued and sold 1,680,840 shares of common stock and warrants, exercisable for a five-year period, to purchase 840,420 shares of common stock at $2.50 per unit, resulting in net proceeds of approximately $3.9 million. The warrants are exercisable at $3.51 per share. If the warrants are fully exercised, we will receive additional aggregate gross proceeds of approximately $3.2 million. The issuance of our common stock and warrants in the June 2005 Private Placement was exempt from the registration requirements under the Securities Act because all of the securities were issued solely to accredited investors, as defined in Rule 501 of Regulation D of the Securities Act.

In April and June 2005, we issued a total of 18,796 shares of our common stock to a company performing investor relations consulting services, as partial compensation for the services provided, pursuant to the terms of a stock grant agreement. The issuance of the shares of common stock was exempt from the registration requirements under Section 4(2) of the Securities Act as a transaction not involving a public offering.

Valentis has never paid any cash dividends on its common stock.

Information regarding securities authorized for issuance under our equity compensation plans will be included in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Stockholders, under the caption “Equity Compensation Plan Information”, and is hereby incorporated by reference.

ITEM 6.                SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$—	$—	$—	$3,333	$3,226
License and milestone revenue	1,640	7,284	3,958	487	1,071
Contract research revenue	476	—	—	—	—
Other revenue	61	194	—	17	349
Total revenue	2,177	7,478	3,958	3,837	4,646
Costs and Operating expenses:
Cost of contract research revenue	521	—	—	—	—
Research and development	9,169	10,054	9,965	23,738	30,177
General and administrative	3,763	3,912	8,859	7,853	8,231
Restructuring charges	—	—	832	1,812	—
Amortization of goodwill and other acquired intangible assets	—	—	—	4,914	5,733
Total operating expenses	13,453	13,966	19,656	38,317	44,141
Loss from operations	(11,276)	(6,488)	(15,698)	(34,480)	(39,495)
Other income and expense, net	193	4	838	1,390	1,296
Net loss	(11,083)	(6,484)	(14,860)	(33,090)	(38,199)
Deemed dividend	—	—	(4,972)	(2,590)	(1,479)
Adjustment resulting from the reduction in the Series A Preferred stock conversion price	—	—	(22,293)	—	—
Dividends on convertible preferred stock	—	—	(882)	(1,557)	(898)
Net loss applicable to common stockholders	$(11,083)	$(6,484)	$(43,007)	$(37,237)	$(40,576)
Basic and diluted net loss per share applicable to common stockholders	$(0.85)	$(0.81)	$(13.86)	$(33.61)	$(41.28)
Shares used in computing basic and diluted net loss per common share	13,028	8,024	3,103	1,108	983

	June 30,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,513	$20,450	$3,290	$19,104	$35,833
Working capital	10,624	16,905	230	14,137	25,191
Total assets	14,152	21,891	6,078	24,044	50,249
Long-term debt	—	—	—	—	138
Convertible redeemable preferred stock	—	—	—	25,828	23,895
Accumulated deficit	(224,637)	(213,554)	(207,070)	(192,210)	(159,120)
Total stockholders’ equity (net capital deficiency)	11,569	17,890	2,589	(7,701)	14,512

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our intention to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development for our products, development, uncertainties related to the timing of completing clinical trials, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our VLTS 934 and Deltavasc™ products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially our peripheral arterial disease therapeutics or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described previously and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

COMPANY OVERVIEW

Valentis is a clinical-stage biotechnology company engaged in the development of innovative products for peripheral arterial disease, or PAD, a large and unsatisfied market. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque which obstructs blood flow. VLTS 934, our lead product, is an anti-inflammatory drug in Phase IIb testing. Our second product for the treatment of PAD is the DEL-1 angiogenic protein, a product, which we believe promotes the formation of new blood vessels.

Valentis has developed a series of technologies including gene delivery and expression technologies, and proprietary formulation and manufacturing technologies that allow the generation of novel therapeutics to treat a wide range of diseases. While Valentis is focusing its efforts on the development of novel peripheral arterial disease therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

VLTS 934, our lead product, is a nonionic block copolymer. VLTS 934 appears to have a direct effect of repairing compromised cell membranes and improving cell function, which may have a therapeutic benefit in ischemic tissue due to its anti-inflammatory effects. Peripheral arterial disease is a result of atherosclerosis in the legs of patients. Atherosclerosis is a chronic inflammatory disorder of blood vessels that ultimately leads to the formation of atheroma or plaque in large blood vessels. This plaque impedes blood flow to tissues including the legs. VLTS 934 is believed to reduce levels of specific mediators of inflammation, which drives progression of the disease. By suppressing the local inflammatory response in the blood vessels and muscle tissue, it would explain the improvement in blood flow and exercise tolerance seen in the prior clinical trial that included VLTS 934.

We recently completed a Phase IIa clinical trial comparing VLTS 934 to Deltavasc™, an angiogenic agent, in patients with peripheral arterial disease. The primary endpoint of the Phase IIa clinical trial was the improvement in exercise tolerance of patients treated with Deltavasc™. In September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in the clinical trial. Both the Deltavasc™ and the VLTS 934 treatment groups demonstrated statistically significant improvements compared to baseline with no significant differences between treatment groups. In that trial, VLTS 934 demonstrated statistically significant improvements in exercise tolerance (38 percent, p<0.00001), ankle brachial index (p=0.00072) and quality of life over baseline. Patients treated with VLTS 934 experienced an increase in work capacity of 74 percent compared to baseline measurements.

In order to assess the potential efficacy of VLTS 934 in peripheral arterial disease, we have initiated a Phase IIb trial comparing VLTS 934 versus saline in patients with PAD. The results of this clinical trial are expected in mid-calendar 2006. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively affect our ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See “—Additional Factors That May Affect Future Results” for a description of the risks related to our product development efforts, including risks with regard to the VLTS 934 PAD Phase IIb clinical trial. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

Additionally, we expect to perform an interim analysis of a portion of the placebo patients at the end of calendar 2005. Change in peak walking time after 90 days will be calculated on a representative sample of placebo patients to assess the validity of the statistical assumptions in the Phase IIb trial. Following the analysis, the sample size for the trial may be recalculated based on these placebo data and the number of subjects to be enrolled may be reduced or increased by the sponsor. The calculations will be performed by a separate statistical team, and no study personnel will have access to unblinded data. Since no results of the active treatment arm will be available and no treatment comparisons will be made, there will be no impact on the type I error rate and no adjustments to the alpha-level for the final analysis will be necessary.

Results of Operations

Fiscal Years Ended June 30, 2005, 2004 and 2003

Revenue

Revenue recognized in the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended June 30,
	2005	2004	2003
License and milestone revenue:
GeneSwitch® licenses	$1,021	$284	$1,888
DNAVax™ gene delivery technology license and milestone	—	500	—
PINC™ gene delivery technology licenses	619	—	570
Manufacturing technology milestone	—	—	1,500
PEGylation technology licenses	—	6,500	—
	1,640	7,284	3,958
Contract research revenue	476	—	—
Other revenue	61	194	—
Total	$2,177	$7,478	$3,958

Changes in revenue for each of the fiscal years ended June 30, 2005, 2004 and 2003 are explained below:

•       The GeneSwitch® revenue recognized in fiscal 2005, 2004 and 2003 resulted primarily from license and annual license maintenance fees received under several agreements for our GeneSwitch® technology. The GeneSwitch® revenue recognized in fiscal 2005 included approximately $500,000 of license fees received from Schering AG under a licensing agreement for the use of our GeneSwitch® technology to develop and commercialize a designated product. The GeneSwitch® revenue recognized in fiscal 2003 included approximately $500,000 of license fee received under the same agreement with Schering AG that allows the use of our GeneSwitch® technology to develop and commercialize a different designated product. The GeneSwitch® revenue recognized in fiscal 2003 also reflected approximately $1.0 million of license fee received from GlaxoSmithKline under an agreement that allows GlaxoSmithKline to practice the GeneSwitch® technology for research purposes only.

•       The DNAVax™ gene delivery technology license and milestone revenue of $500,000 recognized in fiscal 2004 consists of a milestone payment of $250,000 and a license fee of $250,000 received during fiscal 2004 under a license agreement related to our DNAVax™ delivery technology.

•       The PINC™ gene delivery technology revenue recognized in fiscal 2005 primarily reflected $500,000 of license fees received from Schering AG under a licensing agreement for the use of our PINC™ delivery technology to develop and commercialize a designated product. The PINC™ gene delivery technology revenue recognized in fiscal 2003 included approximately $500,000 of license fee received under the same agreement with Schering AG that allows the use of our PINC™ delivery technology to develop and commercialize a different designated product.

•       We recognized $1.5 million of manufacturing technology milestone revenue in fiscal 2003 under a license agreement for our plasmid DNA manufacturing technology.

•       In July 2003, PolyMASC Pharmaceuticals plc, our wholly owed subsidiary, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson. Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in fiscal 2004.

•       In fiscal 2005, we recognized $476,000 of contract research revenue under agreements with other companies. Under the agreements, we are required to conduct research on the manufacturing of certain biological materials for other companies. The revenue was recognized based on research performed during the year.

•       Other revenue of $61,000 and $194,000 recognized in fiscal 2005 and 2004, respectively, consisted primarily of profit sharing and royalties received under a plasmid DNA manufacturing agreement.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations and additional licensing of our technology. If we are unsuccessful in establishing new collaborations, additional licensing and grants, revenues may decline. Therefore, a reduction in funds for conducting our research and development, clinical trial, manufacturing, marketing and sales efforts may occur.

Costs and Expenses

Costs of contract research were $521,000 for fiscal year ended June 30, 2005, which consisted of costs incurred for contract research on the manufacturing of biological materials for other companies and included direct and related overhead expenses and costs of general and administrative support. We did not have contract research arrangements with other companies prior to the fiscal year ended June 30, 2005.

Research and development expenses were $9.2 million, $10.1 million and $10.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The decrease in expenses in fiscal 2005 compared to 2004 primarily reflects decreased expenses for the Deltavasc™ PAD Phase IIa clinical trial, which completed the dosing of patients in June 2004 and resulted in a fall off in clinical trial expenses. The decrease was partially offset by expenses incurred for the commencement of the VLTS 934 Phase IIb clinical trial in March 2005. The increase in expenses in fiscal 2004 compared to 2003 was primarily attributable to increased clinical trial expenses for the Deltavasc™ PAD Phase IIa clinical trial, which was initiated in July 2003. The increase was partially offset by decreased expenses resulting from staff reductions in October 2002. We expect research and development expenses in the future to remain at current levels. However, research and development expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected mid-calendar 2006.

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

All of our research and development expenses for the fiscal years ended June 30, 2005, 2004 and 2003 were incurred in connection with the development of novel peripheral arterial disease therapeutics.

General and administrative expenses were $3.8 million, $3.9 million and $8.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The decrease in expenses in fiscal 2005 compared to 2004 was primarily attributable to lower depreciation and clinical support expenses in fiscal 2005, partially offset by expenses recorded in fiscal 2005 for the issuance of warrants to non-employees for services provided. The decrease in expenses in fiscal 2004 compared to 2003 primarily reflected higher professional fees and other expenses incurred in fiscal 2003 related to the Company’s capital restructuring efforts, patent infringement lawsuit with ALZA Corporation and the termination of leases, partially offset by savings resulting from staff reductions in October 2002. We expect our annual general and administrative expenses to increase in the future reflecting expenses associated with the requirements of the Sarbanes-Oxley Act including, as directed by Section 404 of the Sarbanes-Oxley Act, our assessment of and report on the effectiveness of our internal control over financial reporting. However, general and administrative expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected mid-calendar 2006.

Corporate Restructuring

On October 8, 2002, we announced that we had reduced our staff and planned expenditures to allow us to continue the development of our then lead product, DEL-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, we continued to advance our GeneSwitch® gene regulation technology through the licensing to other companies. In connection with our corporate restructuring, we reduced staff by 34 individuals in order to reduce our cash expenditures. For the year ended June 30, 2003, we recorded restructuring and related charges of approximately $832,000.

Interest Income and Other Income and Expense, net

Interest income and other income and expense, net was approximately $193,000, $4,000 and $838,000 in fiscal 2005, 2004 and 2003, respectively. The increase in interest income and other income and expense, net in fiscal 2005 compared to 2004 was primarily attributable to higher interest income derived from higher investment balances in fiscal 2005. The decrease in interest income and other income and expense, net in fiscal 2004 compared to 2003 resulted primarily from decreased interest income derived from lower investment balances in fiscal 2004 and foreign currency transaction adjustments recorded in fiscal 2003. We did not incur any interest expenses for fiscal 2005 and 2004. Interest expense for fiscal 2003 was approximately $9,000.

Deemed Dividend and Adjustment Related to Series A Redeemable Convertible Preferred Stock

The deemed dividend related to Series A redeemable convertible preferred stock (see Note 10 “Redeemable Convertible Preferred Stock and Stockholders’ Equity” in our Notes to Consolidated Financial Statements) includes the accretion of warrants, the accretion of a beneficial conversion feature and the accretion of related issuance costs. Upon conversion of the Series A preferred stock to common stock in January 2003, the remaining amount of unaccreted deemed dividend representing the balance of amounts attributed to common stock purchase warrants, beneficial conversion feature and issuance costs related to the Series A preferred stock was fully accreted and recorded as a deemed dividend.

Additionally, as a result of the simultaneous conversion of the Series A preferred stock to common stock and the reduction in the Series A preferred stock conversion price (see Note 10 “Redeemable Convertible Preferred Stock and Stockholders’ Equity” in our Notes to Consolidated Financial Statements), the excess of the fair value of the common stock issued to the Series A preferred stockholders over the fair value of the common stock issuable pursuant to the original conversion terms was approximately $22.3 million.

Dividends on Series A Redeemable Convertible Preferred Stock

Dividends on the Series A preferred stock (see Note 10 “Redeemable Convertible Preferred Stock and Stockholders’ Equity” in our Notes to Consolidated Financial Statements) were calculated at the rate of 5% per annum, and were approximately $882,000 for the fiscal years ended June 30, 2003 and were charged against additional-paid-in-capital. There were no dividends paid on the Series A preferred stock during fiscal 2005 and 2004 because all of the outstanding shares of Series A preferred stock were converted into common stock in January 2003.

New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We have decided to use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. We expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements. However, uncertainties such as stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether future stock-based compensation expenses will be similar to the pro forma expenses disclosed in Note 1 to the Consolidated Financial Statements.

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2005 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $11.1 million for the fiscal year ended June 30, 2005, and our accumulated deficit was $224.6 million at June 30, 2005 and (ii) we anticipate requiring additional financial resources to enable us to fund our operations at least through June 30, 2006. Management’s plans as to these matters are also described in Note 1 to the consolidated financial statements.

We are currently supporting the ongoing VLTS 934 Phase IIb clinical trial. The results of this trial are expected in mid-calendar 2006. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively affect Valentis’ ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See “Additional Factors That May Affect Future Results” for a description of the risks related to our product development efforts, including risks with regard to the VLTS 934 PAD Phase IIb clinical trial. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, because of the size of the potential market for the product and the number of possible uses for the product, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

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

In June 2005, we completed a private placement, in which we issued and sold 1,680,840 shares of common stock and warrants, exercisable for a five-year period, to purchase 840,420 shares of common stock at $2.50 per unit, resulting in net proceeds of approximately $3.9 million. The warrants are exercisable at $3.51 per share (“June 2005 Private Placement”).

We entered into registration rights agreements with the purchasers in the June 2005 Private Placement. Pursuant to the registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the applicable closing.

In addition, under the securities purchase agreement entered into in connection with the June 2005 Private Placement, while there is an effective registration statement and if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser of the June 2005 Private Placement, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

The safety and long-term effects of gene-based therapy has been evaluated and debated extensively in recent years. In 2000, the Food and Drug Administration issued a guidance document that mandated long-term follow up of patients treated in gene therapy clinical trials. Currently all gene therapy clinical trials are required to include a long-term follow-up program to collect patient safety data for selected morbidities in patients over the course of 15 years. Valentis initiated the long-term follow-up program for the Deltavasc™ Phase IIa clinical trial in January 2005. We estimated the total expenses for this program to be approximately $700,000 over the period of fifteen years and the expenses for the first year of the program to be approximately $140,000, of which approximately $70,000 of expenses have been incurred and recorded in the year ended June 30, 2005. It is anticipated that annual expenses for this program will decline substantially over the 15-year period due to the length of follow up and the age of the patients. In September 2005, the FDA stated that it generally will not require long-term follow-up observations of participants in clinical trials of gene transfer technology when the risk of delayed adverse events is low, according to draft guidance. Valentis intends to work with the FDA to determine its long-term follow-up requirements.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms to extend the leases for an additional six and five years, respectively.

Minimal annual rental commitments under the operating leases at June 30, 2004 are as follows (in thousands):

Year ended June 30,
2006	$1,177
2007	650
2008	65
$1,892

Our capital expenditures were $8,000, $7,000 and $31,000 in fiscal 2005, 2004 and 2003, respectively. We expect our capital expenditures to remain at current levels. However, capital expenditures may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if the Company is successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected in mid-calendar 2006.

Net cash used in operating activities for the year ended June 30, 2005 was approximately $12.1 million, which primarily reflected the net loss of $11.1 million and the decreases in accrued liabilities of $1.2 million related to compensation and clinical trial expenses. Net cash used in operating activities for the year ended June 30, 2004 was approximately $3.9 million, which primarily consisted of a net loss of approximately $6.5 million, an increase in accrued clinical trial expenses of approximately $1.1 million and non-cash depreciation expenses of approximately $1.4 million. For the year ended June 30, 2003, net cash used in operating activities was approximately $15.6 million, which was primarily attributable to a net loss of approximately $14.9 million, the decreases of $1.6 million of accrued clinical trial expenses and non-cash depreciation expenses of $1.8 million.

Net cash provided by investing activities was approximately $7.3 million and $8.2 million for the fiscal years ended June 30, 2005 and 2003, respectively, which primarily reflected the maturities of available-for-sale investments. For the year ended June 30, 2004, net cash used in investing activities was approximately $10.9 million, which was primarily attributable to the purchases of marketable securities.

Net cash provided by financing activities was approximately $4.1 million and $21.1 million for the fiscal years ended June 30, 2005 and 2004, respectively, which consisted primarily of net proceeds received from the private placements of common stock. Net cash used in financing activities was approximately $498,000 for the fiscal year ended June 30, 2003, which related primarily to payments for preferred stock dividends and long-term debt.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 14 “ALZA License and Settlement Agreement” in our Notes to Consolidated Financial Statements), we have experienced net losses since our inception through June 30, 2005, and reported a net loss of $11.1 million for the fiscal year ended June 30, 2005. Our accumulated deficit was $224.6 million at June 30, 2005. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. Depending on the outcome of the VLTS 934 Phase IIb clinical trial, which is expected in mid-calendar 2006, and if we are successful in securing additional new funding and strategic partnerships to support increased expenses, spending levels for research and development and general and administrative expenses may increase above current levels, to reflect increases in clinical trial efforts to advance the VLTS 934 PAD product to Phase III testing. At June 30, 2005, we had $12.5 million in cash, cash equivalents and investments, and we anticipate that we will require additional financial resources to advance the VLTS 934 product and continue our planned operations at least through June 30, 2006.

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

Non-refundable up-front payments received in connection with research and development collaboration agreements, including technology advancement funding that is intended for the development of our core technology, are deferred and recognized on a straight-line basis over the relevant period specified in the agreement, generally the research term.

Revenue related to research with our corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the terms of the respective agreements. Deferred revenue may result when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because we have no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of our research efforts or by events external to us, such as regulatory approval to market a product.

We also have licensed technology to various biotechnology, pharmaceutical and contract manufacturing companies. Under these arrangements, we receive nonrefundable license payments in cash. These payments are recognized as revenue when received, provided we have no future performance or delivery obligations under these agreements. Otherwise, revenue is deferred until performance or delivery is satisfied. Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time. Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised. Additionally, certain of these license agreements involve technology that we have licensed or otherwise acquired through arrangements with third parties pursuant to which we are required to pay a royalty equal to a fixed percentage of amounts received by us as a result of licensing this technology to others. Such royalty obligations are recorded as a reduction of the related revenue. Furthermore, we receive royalty and profit sharing payments under a licensing agreement with a contract manufacturing company. Royalty and profit sharing payments are recognized as revenue when received. We also provide contract research services for research and development manufacturing of biological materials for other companies. Under these contracts, we generally receive payments based on a contractual cost per full-time equivalent employee working on the project. Revenue is recognized for actual research work performed during the period.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that is designed to limit default risk, market risk, and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of June 30, 2005 and 2004. All of our market risk sensitive instruments mature within a year from the balance sheet date.

	As of June 30,
	2005	2004
Cash equivalents
Fixed rate	$8,163	$8,798
Average rate	2.95%	1.40%
Short-term investments
Fixed rate	$3,648	$10,934
Average rate	2.73%	1.62%
Total cash equivalents and investment securities	$11,811	$19,732
Average rate	2.88%	1.52%

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Valentis’ Financial Statements and notes thereto appear on pages 47 to 70 of this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal finance and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has evaluated, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Vice President of Finance and Administration, who is our principal financial and accounting officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our President and Chief Executive Officer and our Vice President of Finance and Administration concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors and executive officers is incorporated by reference from Valentis’ definitive proxy statement to be filed not later than 120 days following the close of the fiscal year (the “Definitive Proxy Statement”).

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

(a)(2)   No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)   Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(10)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(3)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(4)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, between the Registrant and the investors named therein.
(3)	4.4	Form of Common Stock Purchase Warrant, Class A.
(3)	4.5	Form of Common Stock Purchase Warrant, Class B.
(10)	4.6	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(4)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw, III, Pharm.D.
(1)	10.7	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.8	Lease Agreement between the Registrant and SFO Associates LLC (SFO Associates), dated March 18, 1997.
†	10.9	Fourth Amendment to Lease between the Registrant and ARE-819/863 Mitten Road, LLC (successor in interest to Provident and SFO Associates), dated March 31, 2004.
(2)*	10.10	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.

(2)*	10.11	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.12	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(3)	10.13	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(6)	10.14	Amended and Restated 1998 Non-Employee Directors’ Stock Option Plan.
(4)	10.15	Amended and Restated 2001 Nonstatutory Incentive Plan.
(5)	10.16

Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company’s Series A Convertible Redeemable Preferred Stock

(7)*	10.17	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
(10)	10.18	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(6)	10.19	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(6)	10.20	2003 Employee Stock Purchase Plan.
(8)	10.21	Securities Purchase Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the purchasers identified on the signature pages thereto.
(8)	10.22	Form of Warrant to purchase Common Stock.
(8)	10.23	Registration Rights Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.24	Securities Purchase Agreement, dated as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.25	Form of Warrant to purchase Common Stock.
(9)	10.26	Registration Rights Agreement, made and entered into as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.27	Securities Purchase Agreement, dated as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.28	Form of Warrant to purchase Common Stock.
(11)	10.29	Registration Rights Agreement, made and entered into as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
	21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc (PolyMASC) became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney (included on signature page herewith)
	31.1	Certification of Principal Executive Officer Section 302.
	31.2	Certification of Principal Financial Officer Section 302.
	32.1	Certification of Principal Executive Officer Section 906.
	32.2	Certification of Principal Financial Officer Section 906.

(1)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-32593) or amendments thereto and incorporated herein by reference.

(2)          Filed as an exhibit to GeneMedicine’s Registration Statement on Form S-1 (No. 33-77126) or amendments thereto and incorporated herein by reference.

(3)          Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-54066) filed with the SEC on January 19, 2001 and incorporated herein by reference.

(4)          Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 0-22987) for fiscal year ended June 30, 2002 and incorporated herein by reference.

(5)          Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on December 12, 2002.

(6)          Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on May 5, 2003.

(7)          Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)          Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2003 and incorporated herein by reference.

(9)          Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004 and incorporated herein by reference.

(10)   Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 000-22987) for fiscal year ended June 30, 2003 and incorporated herein by reference.

(11)   Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2005 and incorporated herein by reference.

*                    Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

†       Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2005.

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

Signature	Title	Date
/s/ BENJAMIN F. MCGRAW	Chairman of the Board of Directors,	September 26, 2005
Benjamin F. McGraw, III, Pharm.D.	President and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH A. MARKEY	Vice President of Finance and	September 26, 2005
Joseph A. Markey	Administration (Principal Financial and Accounting Officer)
/s/ PATRICK G. ENRIGHT	Director	September 26, 2005
Patrick G. Enright
/s/ REINALDO M. DIAZ	Director	September 26, 2005
Reinaldo M. Diaz
/s/ GEORGE M. LASEZKAY	Director	September 26, 2005
George M. Lasezkay
/s/ MARK MCDADE	Director	September 26, 2005
Mark McDade

/s/ ALAN C. MENDELSON	Director	September 26, 2005
Alan C. Mendelson
/s/ DENNIS J. PURCELL	Director	September 26, 2005
Dennis J. Purcell
/s/ JOHN S. SCHROEDER	Director	September 26, 2005
John S. Schroeder, M.D.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valentis, Inc.

We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Valentis, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $11.1 million for the year ended June 30, 2005 and its accumulated deficit was $224.6 million at June 30, 2005. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Palo Alto, California
August 19, 2005

VALENTIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$8,865	$9,516
Short-term investments	3,648	10,934
Interest and other receivables	357	190
Prepaid expenses and other current assets	337	266
Total current assets	13,207	20,906
Property and equipment, net	39	79
Goodwill	409	409
Other assets	497	497
Total assets	$14,152	$21,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$265	$207
Accrued compensation	496	1,137
Accrued clinical trial costs	863	1,437
Other accrued liabilities	959	1,120
Deferred revenue	—	100
Total current liabilities	2,583	4,001
Commitments	—	—
Stockholders’ equity:
Common stock, $.001 par value, 190,000,000 shares authorized; 14,833,379 and 12,996,607 shares issued and outstanding at June 30, 2005 and 2004, respectively	15	13
Additional paid-in capital	236,889	232,137
Accumulated other comprehensive loss	(698)	(706)
Accumulated deficit	(224,637)	(213,554)
Total stockholders’ equity	11,569	17,890
Total liabilities and stockholders’ equity	$14,152	$21,891

See accompanying notes.

VALENTIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year ended June 30,
	2005	2004	2003
License and milestone revenue	$1,640	$7,284	$3,958
Contract research revenue	476	—	—
Other revenue	61	194	—
Total revenue	2,177	7,478	3,958
Costs and operating expenses:
Cost of contract research revenue	521	—	—
Research and development	9,169	10,054	9,965
General and administrative	3,763	3,912	8,859
Restructuring charges	—	—	832
Total operating expenses	13,453	13,966	19,656
Loss from operations	(11,276)	(6,488)	(15,698)
Interest income	285	90	111
Other income and expense, net	(92)	(86)	727
Net loss	(11,083)	(6,484)	(14,860)
Deemed dividend	—	—	(4,972)
Adjustment resulting from the reduction in the Series A preferred stock conversion price	—	—	(22,293)
Dividends on convertible preferred stock	—	—	(882)
Net loss applicable to common stockholders	$(11,083)	$(6,484)	$(43,007)
Basic and diluted net loss per share applicable to common stockholders	$(0.85)	$(0.81)	$(13.86)
Shares used in computing basic and diluted net loss per common share	13,028	8,024	3,103

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE
PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity (net capital
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	deficiency)
Balance at June 30, 2002	30,800	$25,828	1,227,023	$1	$184,631	$(123)	$(192,210)	$(7,701)
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	178	—	4	—	—	4
Issuance of common stock pursuant to a license agreement	—	—	2,106	—	250	—	—	250
Accretion of redeemable convertible preferred stock warrants	—	3,332	—	—	(3,332)	—	—	(3,332)
Accretion of redeemable convertible preferred stock beneficial conversion feature	—	593	—	—	(593)	—	—	(593)
Accretion of redeemable convertible preferred stock issuance costs	—	1,047	—	—	(1,047)	—	—	(1,047)
Redeemable convertible preferred stock dividends	—	—	—	—	(882)	—	—	(882)
Redeemable convertible preferred stock dividends paid in common stock	—	—	84,336	—	573	—	—	573
Conversion of redeemable convertible preferred stock into common stock	(30,800)	(30,800)	4,242,065	5	30,795	—	—	30,800
Net loss	—	—	—	—	—	—	(14,860)	(14,860)
Foreign currency translation adjustment	—	—	—	—	—	(623)	—	(623)
Total comprehensive loss								(15,483)
Balance at June 30, 2003	—	—	5,555,708	6	210,399	(746)	(207,070)	2,589
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	77,351	—	237	—	—	237
Issuance of common stock pursuant to a license termination agreement	—	—	185,000	—	433	—	—	433
Stock options granted to non-employees for services rendered	—	—	—	—	80	—	—	80
Disgorgement of Short-Swing Profits	—	—	—	—	133	—	—	133
Exercise of warrants	—	—	65,722	—	197	—	—	197
Private placement of common stock, net of issuance costs of $2,358	—	—	7,112,826	7	20,658	—	—	20,665
Net loss	—	—	—	—	—	—	(6,484)	(6,484)
Net unrealized loss on available for sale securities	—	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	—	53	—	53
Total comprehensive loss								(6,444)
Balance at June 30, 2004	—	—	12,996,607	13	232,137	(706)	(213,554)	17,890
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	—	—	34,981	—	80	—	—	80
Stock options and warrants granted to non-employees for services rendered	—	—	—	—	516	—	—	516
Stock issued to non-employees for services rendered	—	—	18,796	—	52	—	—	52
Disgorgement of Short-Swing Profits	—	—	—	—	29	—	—	29
Exercise of warrants	—	—	102,155	—	198	—	—	198
Private placement of common stock, net of issuance costs of $324	—	—	1,680,840	2	3,877	—	—	3,879
Net loss	—	—	—	—	—	—	(11,083)	(11,083)
Net unrealized gain on available for sale securities	—	—	—	—	—	8	—	8
Total comprehensive loss								(11,075)
Balance at June 30, 2005	—	$—	14,833,379	$15	$236,889	$(698)	$(224,637)	$11,569

See accompanying notes.

VALENTIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(11,083)	$(6,484)	$(14,860)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	48	1,439	1,842
Loss (gain) on disposal of assets	—	(8)	(121)
Stock options, warrants and stock granted to non-employees for services rendered	529	80	—
401(k) stock contribution matching expense	55	55	113
Changes in operating assets and liabilities:
Interest and other receivables	(167)	(3)	284
Prepaid expenses and other assets	(32)	(82)	103
Deferred revenue	(100)	(75)	175
Accounts payable	58	41	98
Accrued liabilities	(1,376)	1,101	(2,621)
Foreign currency translation adjustment	—	53	(623)
Net cash used in operating activities	(12,068)	(3,883)	(15,610)
Cash flows from investing activities
Purchase of property and equipment	(8)	(7)	(31)
Proceeds from sale of property and equipment	—	8	325
Purchases of available-for-sale investments	(10,474)	(12,234)	—
Maturities of available-for-sale investments	17,768	1,287	7,892
Net cash provided by (used in) investing activities	7,286	(10,946)	8,186
Cash flows from financing activities
Payments on long-term debt	—	(9)	(129)
Preferred stock dividends paid in cash	—	—	(373)
Proceeds from issuance of common stock, net of repurchases	4,131	21,064	4
Net cash provided by (used in) financing activities	4,131	21,055	(498)
Net increase (decrease) in cash and cash equivalents	(651)	6,226	(7,922)
Cash and cash equivalents, beginning of year	9,516	3,290	11,212
Cash and cash equivalents, end of year	$8,865	$9,516	$3,290
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$9
Schedule of non-cash transactions:
Pre-paid expenses recorded for stock issued to a non-employee for services rendered	$39	$—	$—
Stock issued for prior year accrued 401(k) matching contributions	$—	$113	$—
Stock issued for prior year accrued lease termination fees	$—	$433	$—
Accretion of redeemable convertible preferred stock warrants, beneficial conversion feature and issuance costs	$—	$—	$4,972
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$30,800
Preferred stock dividends declared	$—	$—	$882
Preferred stock dividends paid in common stock	$—	$—	$573
Stock issued in partial consideration for a license agreement	$—	$—	$250

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.   ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Valentis, Inc. (“Valentis”, “the Company”, “we” or “us”) was formed from the merger of Megabios Corp. and GeneMedicine, Inc. (“GeneMedicine”) in March 1999. In August 1999, the Company acquired PolyMASC Pharmaceuticals plc (“PolyMASC”). Valentis is incorporated in the State of Delaware.

Valentis is a clinical-stage biotechnology company engaged in the development of innovative products for peripheral arterial disease (PAD), a large and unsatisfied market. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque which obstructs blood flow. VLTS 934, the company’s lead product, is an anti-inflammatory drug in Phase IIb testing. The company’s second product for the treatment of PAD is the DEL-1 angiogenic protein, a product which causes the formation of new blood vessels.

Valentis has a series of technologies including cardiovascular therapies, gene delivery and expression technologies, and proprietary formulation and manufacturing technologies that allow us to generate novel therapeutics to treat a wide range of diseases. While Valentis is focusing its efforts on the development of novel cardiovascular therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer.

The Company’s commercial strategy is to enter into corporate collaborations for late stage clinical trials, sales, marketing and large-scale clinical and commercial manufacturing.

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

We are currently supporting the ongoing VLTS 934 Phase IIb clinical trial. The results of this trial are expected in mid-calendar 2006. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively affect Valentis’ ability to raise additional financing on acceptable terms, if at all, and negatively impact our business and prospects. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, because of the size of the potential market for the product and the number of possible uses for the product, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 14), we have experienced net losses since our inception through June 30, 2005, and reported a net loss of $11.1 million for the fiscal year ended June 30, 2005. Our accumulated deficit was $224.6 million at June 30, 2005. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. Depending on the outcome of the VLTS 934 Phase IIb clinical trial and if the Company is successful in securing additional new funding and strategic partnerships to support increased expenses, spending levels for research and development and general and administrative expenses may increase above current levels, to reflect increases in clinical trial efforts to advance the VLTS 934 PAD product to Phase III testing. At June 30, 2005, we had $12.5 million in cash, cash equivalents and investments, and we anticipate that we will require additional financial resources to advance the VLTS 934 product and continue our planned operations at least through June 30, 2006.

Should the outcome of the VLTS 934 PAD Phase IIb clinical trial demonstrate a statistically significant drug effect and is safe for the targeted population, we may seek additional financing and pursue corporate partners, to advance VLTS 934 PAD to Phase III clinical testing. We may not be able to obtain additional financing and pursue corporate partners on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale of securities, the sale or merger of the business, the sale of certain assets or other actions.

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

Valentis believes the accrual for clinical trial expense represents its most significant estimate used in the preparation of its consolidated financial statements. Valentis’ accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis’ clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, the Company accrues expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

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

Valentis classifies its cash equivalents and investments as “available-for-sale.” Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method.

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

Goodwill and Intangible Assets

Goodwill consists of the goodwill related to Valentis’ acquisition of PolyMASC. Prior to July 1, 2002, amortization of goodwill and purchased intangibles was calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years, and amortization of assembled workforce and goodwill was included as a separate item on the Consolidated Statements of Operations. Effective July 1, 2002, assembled workforce and goodwill are no longer being amortized but are subject to an impairment analysis on at least an annual basis in accordance with the requirements of Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets”. The Company has not recorded any goodwill impairment charges through June 30, 2005.

Long-Lived Assets

Valentis accounts for its long-lived assets under Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS 144, Valentis identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s long-lived assets consist primarily of machinery and equipment and leasehold improvements.

Stock-Based Compensation

Valentis has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, “Accounting for Stock-Based Compensation”, requires use of valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma net loss and net loss per share information is required by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure an amendment of FASB Statement No. 123” which also requires that the information be determined as if Valentis has accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the graded vesting method. Valentis’ pro forma information follows (in thousands except for net loss per share information):

	Year ended June 30,
	2005	2004	2003
Net loss applicable to common stockholders—as reported	$(11,083)	$(6,484)	$(43,007)
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(3,195)	(1,880)	(545)
Net loss applicable to common stockholders—pro forma	$(14,278)	$(8,364)	$(43,552)
Net loss applicable to common stockholders per share—as reported	$(0.85)	$(0.81)	$(13.86)
Net loss applicable to common stockholders per share—pro forma	$(1.10)	$(1.04)	$(14.04)

All stock-based awards to non-employees are accounted for at fair value, as calculated using the Black-Scholes option-pricing model, in accordance with SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). Stock-based awards to non-employees not immediately vested are subject to periodic revaluation over their vesting terms.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Year ended June 30,
	2005	2004	2003
Net loss applicable to common stockholders	$(11,083)	$(6,484)	$(43,007)
Basic and Diluted:
Weighted average shares of common stock outstanding	13,123	8,211	3,105
Less: Shares in escrow, subject to return	(2)	(2)	(2)
Less: Shares subject to repurchase	(93)	(185)	—
Weighted-average shares of common stock used in computing net loss per share	13,028	8,024	3,103
Basic and diluted net loss per share applicable to common stockholders	$(0.85)	$(0.81)	$(13.86)

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

•       92,500 and 185,000 weighted average shares of common stock that were subject to a repurchase option of the Company as of June 30, 2005 and 2004, respectively.

The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•       Options to purchase 2,319,674 shares of common stock at a weighted average price of $8.45 per share, options to purchase 1,744,280 shares of common stock at a weighted average price of $11.24 per share and options to purchase 1,002,327 shares of common stock at a weighted average price of $22.04 per share at June 30, 2005, 2004 and 2003, respectively.

•       Warrants to purchase 3,666,575 shares of common stock at a weighted average price of $4.09 per share, warrants to purchase 2,821,625 shares of common stock at a weighted average price of $8.69 per share and warrants to purchase 42,226 shares of common stock at a price of $307.5 per share at June 30, 2005, 2004 and 2003, respectively.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase will be included in the calculation of income (loss) per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

401(k) Plan

In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the “401(k) Plan”) in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 20% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. In December 2002, the Board of Directors approved the restatement of the 401(k) Plan. Pursuant to the restated 401(k) Plan, all employees are eligible to participate in the 401(k) Plan, and may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match vests according to the employee’s years of employment with the Company (see Note 10).

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method. We have decided to use the modified prospective transition method, which requires that compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. We expect that our adoption of FAS 123R will have a material adverse impact on our consolidated financial statements. However, uncertainties such as stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether future stock-based compensation expenses will be similar to the pro forma expenses disclosed above.

Business Segments

Valentis has no product revenue and operates in one business segment, the research and development of cardiovascular therapeutics and associated delivery systems.

Reclassifications

Certain prior year amounts have been reclassified in the Consolidated Balance Sheets and Consolidated Statement of Cashflows to conform to current year presentation, including the presentation of current assets, other assets and supplemental disclosure of cash flow information.

2.   FINANCIAL INSTRUMENTS

At June 30, 2005 and 2004, financial instruments held by the Company consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2005
Money market mutual funds	$7,664	$—	$7,664
Commercial paper	$499	—	$499
Corporate debt securities	3,653	(5)	3,648
	11,816	(5)	11,811
Less amounts classified as cash equivalents	(8,163)	—	(8,163)
Total short-term investments	$3,653	$(5)	$3,648
June 30, 2004
Money market mutual funds	$4,801	$—	$4,801
Commercial paper	$3,997	—	$3,997
Corporate debt securities	10,947	(13)	10,934
	19,745	(13)	19,732
Less amounts classified as cash equivalents	(8,798)	—	(8,798)
Total short-term investments	$10,947	$(13)	$10,934

Unrealized gains or losses have not been material and have been presented net. There were no realized gains or losses in any period presented. The Company’s cash and cash equivalents, interest and other receivables, and accounts payable are carried at historical cost, which approximates fair value because of the short-term nature of these accounts.

3.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders’ equity of the Company that are excluded from net loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2005	June 30, 2004
Unrealized loss on available-for-sale securities	$(5)	$(13)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(698)	$(706)

4.   COLLABORATIVE, LICENSE, AND RESEARCH AGREEMENTS

Revenue recognized in the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	Year ended June 30,
	2005	2004	2003
License and milestone revenue:
GeneSwitch® licenses	$1,021	$284	$1,888
DNAVax™ gene delivery technology license and milestone	—	500	—
PINC™ gene delivery technology licenses	619	—	570
Manufacturing technology milestone	—	—	1,500
PEGylation technology licenses	—	6,500	—
	1,640	7,284	3,958
Contract research revenue	476	—	—
Other revenue	61	194	—
Total Revenue	$2,177	$7,478	$3,958

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

DSM Biologics (“DSM”)

In June 2003, Valentis announced that it completed an agreement with DSM Biologics under which the license granted by Valentis to DSM Biologics for Valentis’ plasmid DNA manufacturing technology was affirmed on revised financial terms. The agreement further resolved outstanding disputes between Valentis and DSM Biologics regarding prior plasmid DNA manufacturing services performed by DSM Biologics for Valentis.

Under this agreement, the pAlliance™ plasmid DNA contract manufacturing alliance that had included Valentis, DSM Biologics and Qiagen GmbH was dissolved. The new agreement reinstated the license to DSM Biologics under the terms of the original agreement between Valentis and DSM Biologics, modified to add a royalty to Valentis (in addition to the previously-agreed profit-sharing arrangement). In consideration for the license reinstatement, DSM Biologics paid a $1.3 million milestone payment. The milestone payment, net of approximately $0.6 million of outstanding debt owed to DSM Biologics by Valentis, which had been accrued by Valentis as of June 30, 2002, was received in cash during fiscal 2003.

We recorded an expense reversal of approximately $0.5 million during fiscal 2003 for the remaining amount, which we were no longer obligated to pay to DSM Biologics as a result of the new agreement.

Other license-out agreements

Valentis has licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, GlaxoSmithKline, Lexicon Genetics, Pfizer Inc., LARNAX GmbH, Schering AG and Organon Laboratories, LTD for research purposes. In addition, the Company has licensed its gene delivery technology on a non-exclusive basis to IDM Pharma, Inc. Further, the Company has licensed to Schering AG the exclusive, worldwide rights to its GeneSwitch® gene regulation and gene delivery technologies to develop and commercialize two gene-based therapeutic products. These agreements generally include (i) up front payments and annual maintenance fees, which are non-cancelable and recognized at the time of contract signing; and, (ii) milestone and royalty payments. Revenues, in aggregate, recognized from these agreements were approximately $1.6 million, $784,000 and $2.5 million for the fiscal year ended June 30, 2005, 2004 and 2003, respectively. The Company has also granted a license to ALZA Corporation under a license and settlement agreement related to its PEGylation technology. Valentis recognized $6.5 million of license revenue in fiscal 2004 under this agreement. (See Note 14)

Valentis has established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and Valentis receives certain rights to Genzyme’s plasmid DNA manufacturing technology.

Contract research agreement

Valentis has entered into contract research agreements with other companies. Under the agreement, we are required to conduct research on the manufacturing of certain biological materials for other companies. For the year ended June 30, 2005, we recognized approximately $476,000 of contract research revenue, based on research performed during the year and recorded approximately $521,000 of costs of contract research, which included direct and related overhead expenses incurred and costs of general and administrative support.

Sponsored research agreements

Valentis has entered into several sponsored research agreements with universities. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $74,000, $55,000 and $208,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

5.   OTHER ACQUIRED TECHNOLOGY

In April 1999, Valentis acquired rights to intellectual property related to the DEL-1 gene and protein. DEL-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2005, no revenues have been derived from the license of this technology.

In June 2005, Valentis gained rights to the DEL-1 antibody and associated intellectual property from Cambridge Antibody Technology. No payment was required by the Company for the acquisition of these rights.

6.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,
	2005	2004
Machinery and equipment	$6,287	$6,279
Furniture and fixtures	1,251	1,251
Leasehold improvements	9,868	9,868
	17,406	17,398
Less accumulated depreciation and amortization	(17,367)	(17,319)
Property and equipment, net	$39	$79

7.   GOODWILL

At June 30, 2005 and 2004, goodwill is associated with the acquisitions of PolyMASC Pharmaceuticals, plc. in fiscal 2000. The Company performed impairment analyses in accordance with SFAS 142 as of each date, and determined that in each case goodwill was not impaired.

8.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30,
	2005	2004
Accrued research and development expenses	$208	$125
Accrued rent	80	95
Accrued property and use taxes	378	441
Accrued legal expenses	121	179
Other	172	280
Total	$959	$1,120

9.   COMMITMENTS

Operating Lease

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms to extend the leases for an additional six and five years, respectively.

Minimal annual rental commitments under the operating leases at June 30, 2005 are as follows (in thousands):

Year ended June 30,
2006	$1,177
2007	650
2008	65
$1,892

The Company leased an approximately 38,000 square-foot building in The Woodlands, Texas. The term of The Woodlands facility lease, which began in January 1995, was 10 years. However, during the fourth quarter of fiscal 2003, the Company ceased using the facility and in September 2003, the Company entered into a lease termination agreement with the landlord of the facility. Pursuant to the lease termination agreement, The Woodlands facility lease was terminated on September 4, 2003, and on the same date, the Company paid to the landlord a termination fee consisting of (i) $232,000 in cash, and (ii) 185,000 shares of the Company’s common stock, together with certain registration rights for, and the Company’s option to repurchase, those shares. The Company recorded the termination fee in the year ended June 30, 2003, as lease exit cost of $232,000 for the cash payment and approximately $433,000 for the issuance of 185,000 shares of its common stock, as it ceased using the facility during the fourth quarter of fiscal 2003. This lease exit cost is included in general and administrative expenses for fiscal 2003.

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

Aggregate future minimum sublease income to be received under the Company’s facility subleases as of June 30, 2005 totals approximately $260,000, which will offset rent expense in the fiscal year ended June 30, 2006. Gross rent expense for the fiscal years ended June 30, 2005, 2004 and 2003 was approximately $1.2 million, $677,000 and $1.8 million, respectively. Gross sublease income for the fiscal years ended June 30, 2005, 2004 and 2003 was approximately $517,000, $502,000 and $549,000, respectively.

Long- term follow up program for the Deltavasc™ Phase IIa clinical trial

The safety and long-term effects of gene-based therapy has been evaluated and debated extensively in recent years. In 2000, the Food and Drug Administration issued a guidance document that mandated long-term follow up of patients treated in gene therapy clinical trials. Currently all gene therapy clinical trials are required to include a long-term follow-up program to collect patient safety data for selected morbidities in patients over the course of 15 years. Valentis initiated the long-term follow-up program for the Deltavasc™ Phase IIa clinical trial in January 2005. The Company estimated the total expenses for this program to be approximately $700,000 over the period of fifteen years and the expenses for the first year of the program to be approximately $140,000, of which approximately $70,000 of expenses have been incurred and recorded in the year ended June 30, 2005. It is anticipated that annual expenses for this program will decline substantially over the 15-year period due to the length of follow up and the age of the patients. In September 2005, the FDA stated that it generally will not require long-term follow-up observations of participants in clinical trials of gene transfer technology when the risk of delayed adverse events is low, according to draft guidance. Valentis intends to work with the FDA to determine its long-term follow-up requirements.

Restricted Cash

At June 30, 2005, the Company had approximately $58,000 of restricted cash, which is required by its bank for the establishment of a standby letter of credit related to the Company’s utility services. The restricted cash of approximately $58,000 is included in other assets in the consolidated balance sheet as of June 30, 2005 and 2004.

Guarantees

In the ordinary course of its business, the Company makes certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include indemnities of clinical investigators and contract research organizations involved in the development of the Company’s clinical stage products, indemnities of contract manufacturers and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. However, the Company accrues for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and in accordance with SFAS No. 5, Accounting for Contingencies. No such losses have been recorded to date.

Liquidated Damages Contingencies

In January and June 2004 and June 2005, the Company completed three separate private placements of common stock (see Note 10) for gross proceeds of approximately $10.0 million, $12.0 million and $4.2 million, respectively.

The Company entered into registration rights agreements with the purchasers in these three private placements of common stock. Pursuant to the registration rights agreements, the Company filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event the Company must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time the Company is required to keep the registration statement effective under the registration rights agreements, then the Company must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. The Company currently expects to be required to maintain availability of the registration statement for at least two years following the applicable closing.

In addition, under the securities purchase agreement entered into in connection with the private placement completed in June 2005, while there is an effective registration statement and if the Company fails to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, the Company is required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

10.   REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Redeemable Convertible Preferred Stock and Common Stock Warrants

On December 5, 2000, Valentis completed the private placement of 31,500 shares of Series A redeemable convertible preferred stock and common stock purchase warrants. On January 24, 2003, all outstanding shares of Series A preferred stock were converted into shares of common stock.

Prior to the conversion of the Series A preferred stock to Common Stock on January 24, 2003, the Series A preferred stockholders were entitled to cumulative dividends, which accrued at an annual rate of 5%, payable quarterly, in cash or, at the Company’s election, in shares of common stock. If the Company elected to pay dividends in shares of its common stock, those shares were valued at the average closing bid price for Valentis common stock during the twenty consecutive trading days ending on and including the trading day immediately prior to the dividend payment date. During the fiscal year ended June 30, 2003, the Company issued 84,338 shares of common stock for dividends amounting to $882,000.

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

Common Stock

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

The conversion and reverse stock split were approved by the holders of the Company’s common stock on January 23, 2003. The stockholders approved the Company’s Amended and Restated Certificate of Incorporation (the “Restated Certificate”), which provided for the following: (i) an increase in the authorized shares of Common Stock from 65 million to 190 million; (ii) the elimination of all redemption rights of the Series A preferred stock; (iii) an adjustment of the conversion price of the Series A preferred stock from $270.00 to $7.26 (these conversion prices reflect the impact of the reverse stock split); (iv) the automatic conversion into common stock of all outstanding shares of Series A preferred stock (plus accrued and unpaid dividends and arrearage interest on unpaid dividends) on the filing date of the Restated Certificate; and (v) a reverse stock split of the Company’s outstanding Common Stock on the filing date of the Restated Certificate, in the range of 1:5 to 1:40, as determined at the discretion of the Board of Directors of the Company.

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

In June 2005, the Company completed an additional private placement, in which the Company issued and sold 1,680,840 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 840,420 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $3.9 million. The warrants are exercisable at $3.51 per share. In addition, the Company issued to the designees of Reedland Capital Partners, the placement agent of the private placement, warrants to purchase 63,000 shares of common stock at $3.29 per share, exercisable for a five-year period.

Equity Incentive Plan

The 1997 Equity Incentive Plan (the “Incentive Plan”), as amended and restated in December 2004, provides for grants of options to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. As of June 30, 2005, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 1.7 million shares of common stock had been granted under this plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan (the “Directors’ Plan”), as amended and restated in December 2004, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and commencing with the annual meeting of stockholders for the fiscal year 2003, each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of June 30, 2005, an aggregate of 575,000 shares have been authorized for issuance under this plan, and options to purchase 258,662 shares of common stock had been granted to non-employee directors under this plan.

The merger with GeneMedicine in 1999 included the conversion of outstanding GeneMedicine stock options into options to purchase 50,000 shares of Valentis common stock. These options relate to Valentis’ assumption of GeneMedicine’s 1993 Stock Option Plan referred to as the “GeneMedicine Plan.” Under the terms of the GeneMedicine Plan, eligible key employees, directors and consultants received options to purchase shares of GeneMedicine’s previously outstanding common stock at prices not less than 100% and 85% for incentive stock and nonqualified options, respectively, of the fair value on the date of grant as determined by GeneMedicine’s Board of Directors. Options under the GeneMedicine Plan typically vest over a four-year period and expire ten years after the date of grant or 90 days after termination of employment. The GeneMedicine Plan expired in March 2004.

In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan (the “NQ Plan”) covering 100,000 shares of common stock of Valentis. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The NQ Plan provides for grants of nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. As of June 30, 2005, options for 443,741 shares had been granted under this plan.

Activity under all option plans was as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance at June 30, 2002	140,384	137,225	$9.00 – $485.99	$178.80
Additional authorization	1,381,666
Options granted	(925,388)	925,388	$3.19 – $ 44.40	$4.25
Options exercised	—	—
Options forfeited	60,286	(60,286)	$31.20 – $466.88	$102.24
Balance at June 30, 2003	656,948	1,002,327	$3.19 – $485.99	$22.04
Additional authorization	1,100,000
Options granted	(779,450)	779,450	$3.20 – $ 5.35	$4.46
Options exercised	—	—
Options forfeited	37,497	(37,497)	$3.39 – $485.99	$165.86
Plan shares expired	(30,012)	—
Balance at June 30, 2004	984,983	1,744,280	$3.19 – $465.00	$11.24
Additional authorization	2,200,000
Options granted	(692,354)	692,354	$1.97 – $ 9.97	$6.09
Options exercised	—	—
Options forfeited	116,960	(116,960)	$3.39 – $446.59	$36.20
Plan shares expired	(3,754)	—
Balance at June 30, 2005	2,605,835	2,319,674	$1.97 – $465.00	$8.45

The options outstanding at June 30, 2005 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$1.97 – $ 3.19	296,000	8.69	$2.80	94,371	$3.06
$3.20 – $ 3.39	430,066	8.01	$3.31	204,542	$3.33
$3.52 – $ 3.52	451,000	7.93	$3.52	225,500	$3.52
$4.70 – $ 4.80	69,000	8.90	$4.76	44,666	$4.78
$5.35 – $ 5.35	521,366	8.75	$5.35	458,367	$5.35
$6.50 – $ 6.94	124,890	9.01	$6.93	—	—
$7.02 – $ 7.02	361,000	9.11	$7.02	—	—
$9.00 – $465.00	66,352	5.89	$139.20	52,826	$169.77
	2,319,674	8.45	$8.45	1,080,272	$12.40

The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 was $4.76, $2.98 and $3.55, respectively.

Stock Purchase Plan

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 554,113 shares reserved under the plan remain available for issuance as of June 30, 2005.

Stock Issued Under the Valentis Inc. 401(k) Plan

Pursuant to the Valentis, Inc. 401(k) Plan (the “4011(k) Plan”), the Company made matching contributions to all eligible participants who had elective deferrals during calendar year 2004, 2003 and 2002, equal to 25% of each such eligible participant’s elective deferrals during such year in the form of shares of the Company’s Common Stock. In fiscal 2005, Valentis contributed 20,016 shares of its common stock to the 401(k) Plan as the Company’s fiscal 2005 matching contributions. In fiscal 2004, Valentis contributed 9,927 and 36,502 shares of its common stock to the 401(k) Plan as the Company’s fiscal 2004 and 2003 matching contributions. Compensation expense related to this match was approximately $55,000, $55,000 and $113,000 in fiscal 2005, 2004 and 2003, respectively.

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

	Employee Stock Options			Purchase Plan Shares
Years ended June 30,	2005	2004	2003	2005	2004	2003
Expected life (in years)	4.17	2.5	4.6	0.5	0.5	0.5
Risk-free interest rate	4.22%	4.19%	4.47%	3.53%	1.61%	1.04%
Volatility	1.20	0.98	1.20	0.67	0.87	1.63
Dividend yield	—	—	—	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Valentis’ employee stock options and employee stock purchase plans have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and shares issued pursuant to the employee stock purchase plan, nor do they necessarily represent the effects of employee stock options and employee stock purchase plans on reported net income for future years.

Stock-Based Awards to Non-Employees

In fiscal year 2004, Valentis granted options to consultants to purchase 152,000 shares of common stock. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option-pricing model. Assumptions used for valuing the options for fiscal 2005 were an estimated volatility of 1.15, risk free interest rate of 4.26%, no dividend yield and an expected life of each option of 8.74 years. Assumptions used for valuing the options for 2004 were an estimated volatility of 0.90, risk free interest rate of 4.29%, no dividend yield and an expected life of each option of 10 years. Expenses of approximately $63,000 and $80,000 were recognized in fiscal 2005 and 2004, respectively, related to these grants. The Company did not recognize expense related to stock-based awards to non-employees in fiscal 2003 because the value of shares vested during the year was immaterial.

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-employees of Valentis. These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the year ended June 30, 2005. Assumptions used for valuing these warrants were an estimated volatility of 0.96, risk free interest rate of 3.64%, no dividend yield and an expected life of 5 years.

In April 2005, the Company obtained the consulting services of an investor relations company. Pursuant to a services agreement, the Company paid a cash fee of $100,000 and issued 18,796 shares of Valentis’ common stock, at an aggregated fair value of approximately $52,000, to the investor relations company. The total compensation of approximately $152,000 for consulting services is being expensed ratably over the term of the agreement of one year. For the year ended June 30, 2005, the company recorded $38,000 of general and administrative expenses under this agreement.

Shares of Common Stock Reserved for Issuance

At June 30, 2005, shares of common stock reserved for future issuance are as follows:

Number of shares
Common stock warrants	3,676,575
401(k) Plan—employer matching contributions	183,555
Employee stock purchase plan	554,113
Stock option plans	4,925,509
Total	9,339,752

11.   INCOME TAXES

For financial reporting purposes, income (loss) before taxes includes the following components (in thousands):

	Year ended June 30,
	2005	2004	2003
Pre-tax income (loss):
United States	$(11,083)	$(14,596)	$(14,860)
Foreign	—	8,112	—
Total pre-tax loss	$(11,083)	$(6,484)	$(14,860)

There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2005	2004
Deferred tax assets:
Net operating loss	$72,900	$69,300
Research and development credits	3,600	3,300
Capitalized research and development	22,500	22,000
Other	100	300
Total deferred tax assets	99,100	94,900
Valuation allowance	(99,100)	(94,900)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance reflected increases of approximately $4.2 million and $16.3 million during 2005 and 2004, respectively.

As of June 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $195.5 million, which expire in the years 2006 through 2025, and federal research and development tax credits of approximately $2.8 million, which expire in the years 2008 through 2025.

As of June 30, 2005, the Company had net operating loss carryforwards for state income tax purposes of approximately $77.2 million, which expire in the years 2006 through 2015, and state research, and development tax credits of approximately $1.3 million, which do not expire.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Revenue	$1,172	$124	$324	$557
Costs and operating expenses	4,301	2,615	3,358	3,179
Net loss	(3,099)	(2,416)	(2,977)	(2,591)
Basic and diluted net loss per share	(0.24)	(0.19)	(0.23)	(0.19)
2004
Revenue(1)	$6,709	$395	$334	$40
Operating expenses	3,240	3,302	3,666	3,758
Net income (loss)	3,440	(2,896)	(3,359)	(3,669)
Basic net income (loss) per share	0.62	(0.52)	(0.34)	(0.33)
Diluted net income (loss) per share	0.61	(0.52)	(0.34)	(0.33)

(1)          Revenue of approximately $6.7 million recorded in the first quarter of fiscal 2004 includes non-recurring license revenue of $6.5 million recognized under a license and settlement agreement with ALZA Corporation (see Note 14).

13.   CORPORATE RESTRUCTURING

In October 2002, the Company announced that it had reduced its staff and planned expenditures to allow it to continue the development of its then lead product, DEL-1 for the treatment of a variety of cardiovascular diseases including peripheral arterial disease (PAD) and ischemic heart disease (IHD). In addition, the Company continued to advance its GeneSwitch® gene regulation technology through the licensing to other companies. In connection therewith, the Company reduced staff by 34 individuals in order to reduce the Company’s cash expenditures. For the year ended June 30, 2003, we recorded restructuring and related charges of approximately $832,000.

14.   ALZA LICENSE AND SETTLEMENT AGREEMENT

In July 2003, our wholly owned subsidiary, PolyMASC Pharmaceuticals plc., settled its patent infringement litigation against ALZA Corporation, a unit of Johnson & Johnson. Under the license and settlement agreement, PolyMASC received $6.5 million, and granted a worldwide license to ALZA under its PEG-liposome patents. The agreement resolves pending patent infringement litigation in the United States and Germany, as well as Opposition proceedings in Japan and before the European Patent Office. The $6.5 million payment received under the license and settlement agreement was recorded as license revenue in the first quarter of fiscal 2004.