Form 10-Q
period 2005-09-30
VALENTIS INC
filed 2005-11-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 14,940,189 as of November 11, 2005.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	June 30, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,406	$8,865
Short-term investments	5,003	3,648
Interest and other receivables	124	357
Prepaid expenses and other current assets	526	337
Total current assets	10,059	13,207
Property and equipment, net	25	39
Goodwill	409	409
Other assets	497	497
Total assets	$10,990	$14,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$265
Accrued compensation	378	496
Accrued clinical trial costs	1,114	863
Other accrued liabilities	812	959
Total current liabilities	2,473	2,583
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	237,424	236,889
Accumulated other comprehensive loss	(696)	(698)
Accumulated deficit	(228,226)	(224,637)
Total stockholders’ equity	8,517	11,569
Total liabilities and stockholders’ equity	$10,990	$14,152

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2005	2004

License and other revenue	$327	$1,172
Total revenue	327	1,172

Operating expenses:
Research and development	2,757	2,887
General and administrative	1,210	1,414
Total operating expenses	3,967	4,301
Loss from operations	(3,640)	(3,129)

Interest income	86	75
Other income and expenses, net	(35)	(45)
Net loss	$(3,589)	$(3,099)

Net loss per share:
Basic	$(0.24)	$(0.24)
Diluted	$(0.24)	$(0.24)

Weighted-average shares used in computing net loss per common share
Basic	14,836	12,898
Diluted	14,836	12,898

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,589)	$(3,099)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	16	25
Stock warrants issued to non-employees for services rendered	—	454
Stock-based compensation	535	17
Changes in operating assets and liabilities:
Interest and other receivables	233	33
Prepaid expenses and other assets	(189)	111
Deferred revenue	—	(100)
Accounts payable	(96)	(162)
Accrued liabilities	(14)	(97)
Net cash used in operating activities	(3,104)	(2,818)

Cash flows from investing activities:
Purchase of available-for-sale investments	(3,766)	(5,457)
Maturities of available-for-sale investments	2,411	3,049
Net cash used in investing activities	(1,355)	(2,408)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	—	227
Net cash provided by financing activities	—	227

Net decrease in cash and cash equivalents	(4,459)	(4,999)
Cash and cash equivalents, beginning of period	8,865	9,516
Cash and cash equivalents, end of period	$4,406	$4,517

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at September 30, 2005 and the results of operations for the interim periods ended September 30, 2005 and 2004. The balance sheet at June 30, 2005 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2005, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2.                                      Significant Accounting Policies

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. Statement 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended September 30, 2005, the Company recorded approximately $535,000 of stock-based compensation expenses, of which $190,000 was included in research and development expense and $345,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of a loss of $0.03 on the Company’s basic and diluted net loss per share for the three months ended September 30, 2005. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three months ended September 30, 2005. As of September 30, 2005, unamortized stock-based compensation expenses of approximately $3.4 million remain to be recognized over a weighted-average period of 2.79 years.  The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company estimated the fair value of stock options granted during the three months ended September 30, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) Due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 124.4% based on the Company’s historical volatility that matched the expected term; 3) Risk-free rate of 3.9% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield.  In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company has calculated a 10% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of FAS 123R on July 1, 2005, Valentis accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The following table illustrates the effect on net loss and net loss per share if the fair value method of FAS 123 had been applied to the three months ended September 30, 2004.

Three Months
Ended
(in thousands except for loss per share data)	September 30,2004
Net loss —as reported	$(3,099)
Deduct:
Stock-based employee compensation expense determined under fair value based method	(1,028)
Net loss— pro forma	$(4,127)

Basic and diluted net loss per share – as reported	$(0.24)
Basic and diluted net loss per share – pro forma	$(0.32)

The weighed-average assumptions used for the valuation of options granted during the three months ended September 30, 2004 were as follows: expected term of 3.95 years; risk-free interest rate of 4.19%; expected volatility of 122%; and expected dividend yield of zero percent.

At September 30, 2005, the Company has the following stock-based compensation plans:

The 1997 Equity Incentive Plan (the “Incentive Plan”), as amended and restated in December 2004, provides for grants of stock options and awards to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the Incentive Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. As of September 30, 2005, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 2.2 million shares of common stock had been granted under this plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan (the “Directors’ Plan”), as amended and restated in December 2004, each non-employee director, other than a non-employee director who currently serves on the Board, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of September 30, 2005, an aggregate of 575,000 shares have been authorized for issuance under this plan, and options to purchase approximately 259,000 shares of common stock had been granted to non-employee directors under this plan.

The 2001 Nonstatutory Incentive Plan (the “NQ Plan”), as amended and restated in May 2003, provides for grants of nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the NQ Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. As of September 30, 2005, an aggregate of 690,000 shares have been authorized for issuance and options to purchase approximately 416,000 shares had been granted under this plan.

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 554,113 shares reserved under the plan remain available for issuance as of September 30, 2005.

Activity under all option plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at June 30, 2005	2,319,674	$8.45
Options granted	565,000	$2.80
Options exercised	—	—
Options cancelled	(61,318)	$10.56
Options outstanding at September 30, 2005	2,823,356	$7.27	8.51	$29
Options exercisable at September 30, 2005	1,315,031	$10.99	8.09	$5

The weighted average fair value of options granted during the three months ended September 30, 2005 and 2004 was $2.49 and $5.49, respectively.

There was no nonvested share activity under our stock option plans during the three months ended September 30, 2004. Nonvested share activity under our stock option plans for the three months ended September 30, 2005 is summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at June 30, 2005	—
Granted	106,810	$2.80
Vested	(4,452)	$2.80
Nonvested balance at September 30, 2005	102,358	$2.80

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

3.                                      Net Loss Per Share

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to Valentis’ right of repurchase or forfeiture.  Diluted earnings per share includes the effect of options and warrants, if dilutive.  Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2005	2004
Net loss	$(3,589)	$(3,099)

Basic and Diluted:
Weighted average shares of common stock outstanding	14,939	13,048
Less: Weighted average shares in escrow, subject to return	2	2
Less: Weighted average shares subject to repurchase	—	148
Less: Weighted average shares subject to forfeiture	101	—
Weighted-average shares of common stock used in computing net loss per share	14,836	12,898

Basic and diluted net loss per share	$(0.24)	$(0.24)

The computation of basic net loss per share excludes the following shares of common stock, which are outstanding but are held in escrow or subject to Valentis’ right to repurchase or forfeiture:

•                                          A total of 2,106 shares of common stock issued in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•                                          A total of 148,000 shares of common stock that were subject to a repurchase option of the Company as of September 30, 2004.

•                                          A total of 102,358 shares of common stock that were subject to shares vest based on continued employment as of September 30, 2005.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•                                          Options to purchase 2,823,356 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $7.27 per share for the three months ended September 30, 2005 and options to purchase 2,285,034 shares of common stock with prices ranging from $3.19 to $465.00 and a weighted average price of $9.29 per share for the three months ended September 30, 2004.

•                                          Warrants to purchase up to 3,666,575 shares of common stock at a weighted average price of $4.09 per share and warrants to purchase up to 2,791,242 shares of common stock at a weighted average price of $8.87 per share at September 30, 2005 and 2004, respectively.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase or forfeiture will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,
	2005	2004
Net loss	$(3,589)	$(3,099)
Net unrealized gain on available-for-sale securities	2	4
Comprehensive loss	$(3,587)	$(3,095)

5.                                      New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 will have material impact on our consolidated results of operations and financial condition.

6.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2005	June 30, 2005
Accrued research and development expenses	$184	$208
Accrued rent	78	80
Accrued property and use taxes	305	378
Accrued legal expenses	79	121
Other	166	172
Total	$812	$959

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources our intention to seek revenue from the licensing of our proprietary manufacturing technologies and from manufacturing services and the timing of the performance of any interim analysis and timing of clinical trial results. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development of our products, uncertainties related to the timing of completing clinical trials and any interim analysis, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable peripheral arterial disease therapeutics or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Additional Factors That May Affect Future Results” described below and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

OVERVIEW

VLTS 934 PHASE IIb CLINICAL TRIAL

In March 2005, we initiated a Phase IIb clinical trial for VLTS 934, our lead product for the treatment of peripheral arterial disease, specifically intermittent claudication. The trial is ongoing and the results are expected in mid-calendar 2006.

INTERIM ANALYSIS

We expect to perform an interim analysis of a portion of the VLTS 934 Phase IIb placebo patients at the end of calendar 2005. Change in peak walking time after 90 days will be calculated on a representative sample of placebo patients to assess the validity of the statistical assumptions in the Phase IIb trial. Following the analysis, the sample size for the trial may be recalculated based on these placebo data and the number of subjects to be enrolled may be reduced or increased by the sponsor. The calculations will be performed by a separate statistical team, and no study personnel will have access to unblinded data. Since no results of the active treatment arm will be available and no treatment comparisons will be made, there will be no impact on the type I error rate and no adjustments to the alpha-level for the final analysis will be necessary.

ABOUT VLTS 934

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

PIPELINE

Internally, we have the following programs in various stages of development:

•                  VLTS 934 for intermittent claudication, which is our most advanced product;
•                  Del-1 Protein for critical limb ischemia;

•                  Del-1 Gene for intermittent claudication; and,

•                  Del-1 Antibody for oncology.

OTHER PARTNERED TECHNOLOGIES

In addition to our internal development programs, we have ten products in development by partners that incorporate our technologies. These include:

•                  GeneSwitch® gene regulation technology;

•                  PINC™ polymers, DNAVax™ and other synthetic delivery technologies; and,

•                  OptiPEG™ PEGylation technology.

Licensing opportunities are available for these technologies, biomanufacturing and other technologies.

BIOMANUFACTURING

We conduct biomanufacturing services on a contract basis. Licensing of our manufacturing technologies and biomanufacturing consulting services are also available. Since 1992, we have devoted substantial resources to manufacturing process development and scaleable bioprocessing. Our resources and expertise are available on a contract basis for the development of plasmid DNA-based therapeutics, microbial fermentation, protein purification, bacterial genetics and technology transfer. Our methods are distinctive and achieve the essential goal of being scaleable such that the same process can be used at small and large scales. In addition to being of direct benefit to us in our development of products, we seek revenue from manufacturing services and the licensing of our proprietary manufacturing technologies.

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2005, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At September 30, 2005, our accumulated deficit was approximately $228.2 million.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies other than the adoption of SFAS No. 123R (see “Stock-Based Compensation” below) during the three months ended September 30, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the SEC on September 26, 2005.

Revenue

Revenue recognized in the three months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
License and other collaborative revenue:
Schering AG	$—	$1,090
Biolitec Pharma Marketing Limited	100	—
Other	227	82
Total revenue	$327	$1,172

Changes in revenue for the three months ended September 30, 2005 and 2004 are explained below:

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

•                                          In July 2005, we granted Biolitec Pharama Marketing Limited an exclusive worldwide license to our pegylated liposome technology to develop a pegylated formulation of Foscan temoporfin to treat cancer, rheumatoid arthritis and atherosclerotic plaque.  We recognized $100,000 of license revenue under this agreement in the quarter ended September 30, 2005. Foscan, a photosensitizing drug used with photodynamic therapy, is marketed in Europe to treat head and neck cancer.

•                                          Other revenue recognized in the quarters ended September 30, 2005 and 2004 resulted primarily from several license agreements for Valentis’ GeneSwitch® gene regulation technology.  Other revenue recognized in the quarters ended September 30, 2005 also included biomanufacturing contract research revenue of approximately $19,000.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations, biomanufacturing business and additional licensing of our technology. If we are unsuccessful in establishing new collaborations, biomanufacturing business or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses decreased approximately $130,000 to approximately $2.8 million for the quarter ended September 30, 2005, compared to approximately $2.9 million for the corresponding period in 2004. The decrease was primarily attributable to lower clinical trial expenses incurred in the quarter ended September 30, 2005. We expect research and development expenses in the future to remain at current levels. However, research and development expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected mid-calendar 2006.

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

General and Administrative Expenses

General and administrative expenses decreased approximately $204,000 to approximately $1.2 million for the quarter ended September 30, 2005, compared to approximately $1.4 million for the corresponding period in 2004. The decrease primarily reflected expenses recorded in the quarter ended September 30, 2004 for the issuance of warrants to four individuals who are non- affiliates of Valentis, partially offset by stock-based compensation expenses recorded in the quarter ended September 30, 2005. We expect our general and administrative expenses to increase in the future reflecting expenses associated with the requirements of the Sarbanes-Oxley Act including, as directed by Section 404 of the Sarbanes-Oxley Act, our assessment of and report on the effectiveness of our internal control over financial reporting. However, general and administrative expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by approximately $11,000 to approximately $86,000 for the three months ended September 30, 2005, compared to approximately $75,000 in the corresponding period of 2004. The increase in interest income and other income and expenses, net primarily reflected increased interest income earned due to higher investment balances and higher interest rates in the quarter ended September 30, 2005.

Stock-Based Compensation

In December 2004, the FASB issued Statement No. 123 (revised 2004, or Statement 123R), “Share-Based Payment”. FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted SFAS No. 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended September 30, 2005, we recorded approximately $535,000 of stock-based compensation expenses, of which $190,000 was included in research and development expense and $345,000 was included in general and administrative expense.

We estimated the fair value of stock options granted during the three months ended September 30, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) Due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 124.4% based on our historical volatility that matched the expected term; 3) Risk-free rate of 3.9% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) We assumed a zero percent dividend yield.  In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we have calculated a 10% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  (See Note 2 “Significant Accounting Policies” in our Notes to the Unaudited Condensed Consolidated Financial Statements for more information).

LIQUIDITY AND CAPITAL RESOURCES

As discussed in our Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2005, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2005 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred recurring operating losses since inception, including a net loss of $11.1 million for the fiscal year ended June 30, 2005, and our accumulated deficit was $224.6 million at June 30, 2005 and (ii) we anticipate requiring additional financial resources to enable us to fund our operations at least through June 30, 2006. Management’s plans as to these matters are described below.

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

As of September 30, 2005, we had $9.4 million in cash, cash equivalents and investments compared to $12.5 million at June 30, 2005. The decrease of $3.1 million in cash, cash equivalents and investments balances primarily reflected the funding of ongoing operations. We did not incur any capital expenditures in the quarters ended September 30, 2005 and 2004 and we do not expect to incur any significant capital expenditures during our fiscal year ending June 30, 2006. However, capital expenditures may increase depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the recognition of a $6.5 million non-recurring license revenue, we have experienced net losses since our inception through September 30, 2005, and reported a net loss of $3.6 million for the three months ended September 30, 2005. Our accumulated deficit was $228.2 million at September 30, 2005. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. We anticipate that we will require additional financial resources to advance our VLTS 934 product, our other product candidates and continue our planned operations at least through June 30, 2006.

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

In January and June 2004 and June 2005, we completed three separate private placements of common stock for gross proceeds of approximately $10.0 million, $12.0 million and $4.2 million, respectively. We entered into registration rights agreements with the purchasers in these three private placements of common stock. Pursuant to the registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the applicable closing.

In addition, under the securities purchase agreement entered into in connection with the private placement completed in June 2005, while there is an effective registration statement and if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

Net cash used in operating activities for the three months ended September 30, 2005 was approximately $3.1 million, which primarily reflected the net loss of approximately $3.6 million including non-cash stock-based compensation expenses of approximately $535,000. Net cash used in operating activities for the three months ended September 30, 2004 was approximately $2.8 million, which primarily reflected a net loss of $3.1 million, non-cash expenses of $471,000 for stock options and warrants granted to non-employees and a decrease of $259,000 in accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $1.4 million and $2.4 million for the quarters ended September 30, 2005 and 2004, respectively, which reflect net purchases of marketable securities.

There were no financing activities during the three months ended September 30, 2005. Net cash provided by financing activities for the quarters ended September 30, 2004 was approximately $227,000, which was primarily attributable to proceeds received from the issuance of common stock upon exercise of warrants.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms to extend the leases for an additional six and five years, respectively.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at September 30, 2005, are as follows (in thousands):

Year ending June 30,	Operating Leases
2006 (remaining nine months)	$889
2007	650
2008	65
$1,604

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have material impact on our consolidated results of operations and financial condition.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $11.3 million, $6.5 million and $15.7 million, for our fiscal years ended June 30, 2005, 2004 and 2003, respectively. For the three months ended September 30, 2005, we incurred a net loss of $3.6 million. As of September 30, 2005, we had an accumulated deficit totaling approximately $228.2 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials especially our ongoing VLTS 934 Phase IIb clinical trial, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth herein. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of November 11, 2005, we had issued and outstanding 14,940,189 shares of our common stock. This amount does not include, as of November 11, 2005:

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

The FDA may become more restrictive regarding the conduct of clinical trials including cardiovascular therapies. This approach by the FDA can lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of our clinical trials. In addition, negative publicity may affect patients’ willingness to participate in our clinical trials. If fewer patients are willing to participate in our clinical trials, the timelines for recruiting patients and conducting the trials will be delayed. The commercial success of our potential products will depend in part on public acceptance of the use of our therapies for the prevention or treatment of human diseases. Negative public reaction to our therapies in general could result in stricter labeling requirements of products, including any of our products, and could cause a decrease in the demand for products we may develop.

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

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our products that are significant to the development of our business. We own or have exclusive rights to 45 issued United States patents and 58 granted foreign patents on the technologies related to our products and processes. We own or have exclusive rights to approximately 14 pending patent applications in the United States and 36 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

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

We depend on key personnel to develop our potential products and, if we are unable to hire additional personnel due to the intense competition in the Bay Area and other obstacles in recruiting qualified personnel for key management, scientific and technical positions, our business may suffer.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees is bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of September 2, 2005, we had a total of 19 full-time employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our current non-affiliated market capitalization qualifies us as a non-accelerated filer. As such, we are required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2007. If we achieved a non-affiliated market capitalization of $75 million or more by December 31, 2005, we would be classified as an accelerated filer. As such, we would be required to be in compliance with the Section 404 requirements beginning with the fiscal year that ends June 30, 2006. We intend to diligently and vigorously assess (and enhance as may be appropriate) our internal control over financial reporting in order to ensure compliance with the Section 404 requirements. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal control over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner, and may result in our independent registered public accounting firm issuing a qualified or adverse report on our internal control and/or management’s assessment thereof. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts.  Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of September 30, 2005.  All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of September 30, 2005
Cash equivalents
Fixed rate	$3,770
Average rate	1.51%
Short-term investments
Fixed rate	5,003
Average rate	2.04%
Total cash equivalents and investment securities	$8,773

Average rate	1.77%

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

VALENTIS, INC.

Date: November 14, 2005	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	/s/ JOSEPH A. MARKEY
Joseph A. Markey Vice President of Finance and Administration (Principal Financial and Accounting Officer)