Form 10-Q
period 2005-12-31
VALENTIS INC
filed 2006-02-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

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
Yes ☐  No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 14,949,505 as of February 12, 2006.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,896	$8,865
Short-term investments	2,502	3,648
Interest and other receivables	87	357
Prepaid expenses and other current assets	465	337
Total current assets	6,950	13,207
Property and equipment, net	50	39
Goodwill	409	409
Other assets	497	497
Total assets	$7,906	$14,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56	$265
Accrued compensation	440	496
Accrued clinical trial costs	1,431	863
Other accrued liabilities	863	959
Total current liabilities	2,790	2,583
Stockholders’ equity:
Common stock	15	15
Additional paid-in capital	237,923	236,889
Accumulated other comprehensive loss	(695)	(698)
Accumulated deficit	(232,127)	(224,637)
Total stockholders’ equity	5,116	11,569
Total liabilities and stockholders’ equity	$7,906	$14,152

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
License and other revenue	$146	$124	$473	$1,296
Total revenue	146	124	473	1,296

Operating expenses:
Research and development	2,848	1,759	5,605	4,646
General and administrative	1,271	856	2,481	2,270
Total operating expenses	4,119	2,615	8,086	6,916
Loss from operations	(3,973)	(2,491)	(7,613)	(5,620)

Interest income	72	75	158	150
Other expenses	—	—	(35)	(45)
Net loss	$(3,901)	$(2,416)	$(7,490)	$(5,515)

Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.50)	$(0.43)

Weighted-average shares used in computing net loss per common share	14,852	12,986	14,844	12,942

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,490)	$(5,515)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	24	36
Stock warrants granted to non-employees for services rendered	—	454
Stock-based compensation	1,010	32
Changes in operating assets and liabilities:
Interest and other receivables	270	53
Prepaid expenses and other assets	(128)	(123)
Deferred revenue	—	(100)
Accounts payable	(209)	(189)
Accrued liabilities	416	(1,324)
Net cash used in operating activities	(6,107)	(6,676)

Cash flows from investing activities:
Purchase of property and equipment	(32)	—
Purchase of available-for-sale investments	(4,772)	(7,662)
Maturities of available-for-sale investments	5,918	9,296
Net cash provided by investing activities	1,114	1,634

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	24	227
Net cash provided by financing activities	24	227

Net decrease in cash and cash equivalents	(4,969)	(4,815)
Cash and cash equivalents, beginning of period	8,865	9,516
Cash and cash equivalents, end of period	$3,896	$4,701

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at December 31, 2005 and the results of operations for the interim periods ended December 31, 2005 and 2004. The balance sheet at June 30, 2005 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2005, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

3.             Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 123 (revised 2004, or FAS 123R), “Share-Based Payment”. FAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended December 31, 2005, the Company recorded approximately $475,000 of stock-based compensation expenses, of which $166,000 was included in research and development expense and $309,000 was included in general and administrative expense. For the six months ended December 31, 2005, the Company recorded approximately $1.0 million of stock-based compensation expenses, of which $355,000 was included in research and development expense and $655,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of a loss of $0.03 and $0.07 on the Company’s net loss per share for the three and six months ended December 31, 2005, respectively. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three and six months ended December 31, 2005. As of December 31, 2005, unamortized stock-based compensation expenses of approximately $3.1 million remain to be recognized over a weighted-average period of 2.7 years.  The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company estimated the fair value of stock options granted during the three and six months ended December 31, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) Due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 124.4% based on the Company’s historical volatility that matched the expected term; 3) Weighted average risk-free interest rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield.  In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, the Company has calculated a 10% forfeiture rate, which it believes is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of FAS 123R on July 1, 2005, Valentis accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The following table illustrates the effect on net loss and net loss per share if the fair value method of FAS 123 had been applied to the three and six months ended December 31, 2004.

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004
Net loss – as reported	$(2,416)	$(5,515)

Deduct:
Stock-based employee stock compensation expense determined under FAS 123	(807)	(1,835)
Net loss – Pro Forma	$(3,223)	$(7,350)

Basic and diluted net loss per share -as reported	$(0.19)	$(0.43)

Basic and diluted net loss per share –pro forma	$(0.25)	$(0.57)

The weighed-average assumptions used for the valuation of options granted during the three and six months ended December 31, 2004 were as follows: expected term of 5.00 years and 4.07 years; risk-free interest rate of 4.24% and 4.20%; expected volatility of 116% and 121%; and expected dividend yield of zero percent and zero percent, respectively.

At December 31, 2005, the Company has the following stock-based compensation plans:

The 1997 Equity Incentive Plan, as amended and restated in December 2004 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of December 31, 2005, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 2.3 million shares of common stock had been granted under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of December 31, 2005, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 319,000 shares of common stock had been granted to non-employee directors under the Directors’ Plan.

The 2001 Nonstatutory Incentive Plan, as amended and restated in May 2003 (the “NQ Plan”), provides for grants of nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the NQ Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the NQ Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of December 31, 2005, an aggregate of 690,000 shares have been authorized for issuance and options to purchase approximately 408,000 shares had been granted under the NQ Plan.

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 534,318 shares reserved under the Purchase Plan remain available for issuance as of December 31, 2005.

Activity under all option plans was as follows:

For the three months ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at September 30, 2005	2,823,356	$7.27
Options granted	94,000	$2.23
Options exercised	—	—
Options cancelled	(23,067)	$12.32
Options outstanding at December 31, 2005	2,894,289	$7.07	8.31	$12
Options exercisable at December 31, 2005	1,400,639	$10.48	7.85	$3

For the six months ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at June 30, 2005	2,319,674	$8.45
Options granted	659,000	$2.72
Options exercised	—	—
Options cancelled	(84,385)	$11.04
Options outstanding at December 31, 2005	2,894,289	$7.07	8.31	$12
Options exercisable at December 31, 2005	1,400,639	$10.48	7.85	$3

The weighted average fair value of options granted during the three months ended December 31, 2005 and 2004 was $1.99 and $1.61, respectively. For the six months ended December 31, 2005 and 2004, the weighted average fair value of options granted was $2.42 and $5.05, respectively.

There was no nonvested share activity under our stock option plans during the three and six months ended December 31, 2004. Nonvested share activities under our stock option plans for the three and six months ended December 3, 2005 are summarized as follows:

For the three months ended December 31, 2005:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at September 30, 2005	102,358	$2.80
Granted	—
Vested	(13,352)	$2.80
Nonvested balance at December 31, 2005	89,006	$2.80

For the six months ended December 31, 2005:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at June 30, 2005	—
Granted	106,810	$2.80
Vested	(17,804)	$2.80
Nonvested balance at December 31, 2005	89,006	$2.80

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(3,901)	$(2,416)	$(7,490)	$(5,515)

Basic and Diluted:
Weighted average shares of common stock outstanding	14,943	13,099	14,941	13,073
Less: Weighted average shares in escrow, subject to return	(2)	(2)	(2)	(2)
Less: Weighted average shares subject to repurchase	—	(111)	—	(129)
Less: Weighted average shares subject to forfeiture	(89)	—	(95)	—
Weighted-average shares of common stock used in computing net loss per share	14,852	12,986	14,844	12,942

Basic and diluted net loss per share	$(0.26)	$(0.19)	$(0.50)	$(0.43)

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

•              A total of 111,000 shares of common stock that were subject to a repurchase option of the Company as of December 31, 2004.

•              A total of 89,006 shares of common stock that were subject to shares vest based on continued employment as of December 31, 2005.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•              Options to purchase 2,894,289 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $7.07 at December 31, 2005 and options to purchase 2,349,221 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.54 per share at December 31, 2004.

•              Warrants to purchase up to 3,666,575 shares of common stock at a weighted average price of $4.09 per share and warrants to purchase up to 2,777,244 shares of common stock at a weighted average price of $4.27 per share at December 31, 2005 and 2004, respectively.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase or forfeiture will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

5.             Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net loss	$(3,901)	$(2,416)	$(7,490)	$(5,515)
Net unrealized gain (loss) on available-for-sale securities	1	(5)	3	—
Comprehensive loss	$(3,900)	$(2,421)	$(7,487)	$(5,515)

The components of accumulated other comprehensive loss are as follows (in thousands):

	December 31, 2005	June 30, 2005
Unrealized loss on available-for-sale securities	$(2)	$(5)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(695)	$(698)

6.             New Accounting Pronouncements

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

7.             Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2005	June 30, 2005
Accrued research and development expenses	$165	$208
Accrued rent	73	80
Accrued property and use taxes	330	378
Accrued legal expenses	74	121
Other	221	172
Total	$863	$959

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

INTERIM ANALYSIS

On January 10, 2006 we announced favorable interim results in our VLTS 934 Phase IIb clinical trial in peripheral arterial disease. An interim analysis conducted by independent statisticians confirmed the VLTS 934 Phase IIb placebo group assumptions. The interim analysis was performed on a representative sample of patients receiving the placebo treatment. The trial of 148 patients is designed with an 80% chance of correctly identifying a statistically significant response between the treatment and placebo groups. The trial remains blinded to everyone associated with the trial and there was no impact on the type I error rate and no adjustments to the alpha-level for the final analysis are necessary. Valentis projects that it has sufficient cash reserves to complete the trial mid-year. Efficacy results are on course for July 2006.

ABOUT VLTS 934

VLTS 934, our lead product, is a nonionic block copolymer. VLTS 934 appears to have a direct effect of repairing compromised cell membranes and improving cell function, which may have a therapeutic benefit in ischemic tissue due to its anti-inflammatory effects. Peripheral arterial disease is a result of atherosclerosis in the legs of patients. Atherosclerosis is a chronic inflammatory disorder of blood vessels that ultimately leads to the formation of atheroma or plaque in large blood vessels. This plaque impedes blood flow to tissues including the legs. We believe VLTS 934 reduces levels of specific mediators of inflammation, which drives progression of the disease. By suppressing the local inflammatory response in the blood vessels and muscle tissue, we believe it would explain the improvement in blood flow and exercise tolerance seen in the prior clinical trial that included VLTS 934.

PIPELINE

Internally, we have the following pipeline programs in various stages of development:

•      Del-1 protein for critical limb ischemia;

•      Del-1 angiogenic gene for intermittent claudication; and,

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

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2005, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At December 31, 2005, our accumulated deficit was approximately $232.1 million. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies other than the adoption of SFAS 123R on July 1, 2005 (see “Stock-Based Compensation” below) during the three and six months ended December 31, 2005 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission on September 26, 2005.

Revenue

Revenue recognized in the three and six months ended December 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
License and other revenue
GeneSwitch® gene regulation	$74	$110	$282	$687
PINCTM gene delivery	33	—	33	550
PEGylation	20	—	120	—
Other	19	14	38	59
Total revenue	$146	$124	$473	$1,296

Changes in revenue for the three and six months ended December 31, 2005 and 2004 are explained below:

•              The GeneSwitch® gene regulation revenue recognized in the three and six months ended December 31, 2005 and 2004 resulted primarily from license and annual license maintenance fees received under several agreements for our GeneSwitch® gene regulation technology. GeneSwitch® revenue recognized in the six months ended December 31, 2004 included approximately $550,000 of license fee, received under an agreement with Schering AG.

•              The PINCTM gene delivery revenue recognized in the three and six months ended December 31, 2005 resulted primarily from several license agreements related to our PINCTM gene delivery technology. The PINCTM gene delivery revenue recognized in the six months ended December 31, 2004 primarily reflected a license agreement with Schering AG.

•              The PEGylation revenue recognized in the three months ended December 31, 2005 resulted from a license agreement related to our PEGylation technology. The PEGylation revenue recognized in the six months ended December 31, 2005 primarily reflected an exclusive worldwide license of our pegylated liposome technology to develop a pegylated formulation of Foscan temoporfin to treat cancer, rheumatoid arthritis and atherosclerotic plaque.

•              Other revenue recognized in the three and six months ended December 31, 2005 resulted primarily from biomanufacturing contract research performed during the periods. Other revenue recognized in the three and six months ended December 31, 2004 consisted of profit sharing and royalty received under an agreement related to our plasmid DNA manufacturing technology.

Revenue derived from corporate collaborations and licenses helps us fund our operations and may increase in the future if we are successful in establishing new collaborations, our biomanufacturing business and additional licensing of our technology. If we are unsuccessful in establishing new collaborations, our biomanufacturing business or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses increased approximately $1.0 million to approximately $2.8 million for the three months ended December 31, 2005, compared to approximately $1.8 million for the corresponding period in 2004. The increase primarily reflected an increase of approximately $250,000 in preclinical study expenses, an increase of approximately $580,000 in clinical trial expenses and approximately $166,000 of stock-based compensation expenses recorded in the three months ended December 31, 2005. For the six months ended December 31, 2005, research and development expenses increased approximately $1.0 million to approximately $5.6 million, compared to approximately $4.6 million for the corresponding period in 2004. The increase was primarily attributable to an increase of approximately $190,000 in preclinical study expenses, an increase of approximately $470,000 in clinical trial expenses and approximately $355,000 of stock-based compensation expenses recorded in the six months ended December 31, 2005. We expect research and development expenses in the future to remain at current levels. However, research and development expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the trial are expected in July 2006.

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

General and Administrative Expenses

General and administrative expenses increased approximately $415,000 to approximately $1.3 million for the three months ended December 31, 2005, compared to approximately $850,000 for the corresponding period in 2004. For the six months ended December 31, 2005, general and administrative expenses increased approximately $211,000 to approximately $2.5 million, compared to approximately $2.3 million for the corresponding period in 2004. The increases primarily reflected stock-based compensation expenses of $309,000 and $655,000 recorded in the three and six months ended September 31, 2005, respectively. Further, the quarter ended September 30, 2004 included approximately $450,000 of expenses relating to the issuance of warrants to four individuals who are non- affiliates of Valentis. There were no such warrant related expenses in the corresponding period in 2005. We expect our general and administrative expenses to increase in the future reflecting expenses associated with the requirements of the Sarbanes-Oxley Act including, as directed by Section 404 of the Sarbanes-Oxley Act, our assessment of and report on the effectiveness of our internal control over financial reporting. However, general and administrative expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Interest Income and Other Expenses, net

Interest income and other expenses, net, decreased by approximately $3,000 to approximately $72,000 for the three months ended December 31, 2005, compared to approximately $75,000 in the corresponding period of 2004. The decrease in interest income and other expenses, net primarily reflected decreased interest income earned due to lower investment balances in the three months ended December 31, 2005. For the six months ended December 31, 2005, interest income and other expenses, net, increased by approximately $18,000 to approximately $123,000, compared to approximately $105,000 in the corresponding period of 2004. The increase in interest income and other expenses, net primarily reflected lower estimated franchise tax expenses incurred and increased interest income earned due to higher investment balances in the six months ended December 31, 2005.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R, “Share-Based Payment.” FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended December 31, 2005, we recorded approximately $475,000 of stock-based compensation expenses, of which $166,000 was included in research and development expense and $309,000 was included in general and administrative expense. For the six months ended December 31, 2005, we recorded approximately $1.0 million of stock-based compensation expenses, of which $355,000 was included in research and development expense and $655,000 was included in general and administrative expense.

We estimated the fair value of stock options granted during the three and six months ended December 31, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (1) Due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (2) Expected volatility was estimated to be 124.4% based on our historical volatility that matched the expected term; (3) Weighted average risk-free interest rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; (4) We assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. Based on historical data, we have calculated a 10% forfeiture rate, which we believe is a reasonable assumption to estimate forfeitures. However, the estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. (See Note 3 “Stock-Based Compensation” in our Notes to the Unaudited Condensed Consolidated Financial Statements for more information).

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

We are currently supporting the ongoing VLTS 934 Phase IIb clinical trial. The results of this trial are expected in July 2006. A positive outcome for the clinical trial demonstrating a statistically significant drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively affect Valentis’ ability to raise additional financing on acceptable terms, if at all, negatively impact our business and prospects and cause the price of our common stock to fall. See “Additional Factors That May Affect Future Results” for a description of the risks related to our product development efforts, including risks with regard to the VLTS 934 PAD Phase IIb clinical trial. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, because of the size of the potential market for the product and the number of possible uses for the product, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

As of December 31, 2005, we had $6.4 million in cash, cash equivalents and investments compared to $12.5 million at June 30, 2005. The decrease of $6.1 million in cash, cash equivalents and investments balances primarily reflected the funding of ongoing operations. Our capital expenditures were approximately $32,000 in the six months ended December 31, 2005. We expect our capital expenditures to remain at or near current spending levels. However, capital expenditures may increase depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the recognition of a $6.5 million non-recurring license revenue, we have experienced net losses since our inception through December 31, 2005, and reported a net loss of $3.9 million for the three months ended December 31, 2005. Our accumulated deficit was $232.1 million at December 31, 2005. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. We anticipate that we will require additional financial resources to advance our VLTS 934 product, our other product candidates and continue our planned operations at least through June 30, 2006.

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

In January and June 2004 and June 2005, we completed three separate private placements of common stock for gross proceeds of approximately $10.0 million, $12.0 million and $4.2 million, respectively. We entered into registration rights agreements with the purchasers in these three private placements of common stock. Pursuant to such registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following each applicable closing.

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

Net cash used in operating activities for the six months ended December 31, 2005 was approximately $6.1 million, which primarily reflected the net loss of approximately $7.5 million including non-cash stock-based compensation expenses of approximately $1.0 million and an increase of accrued liabilities of approximately $416,000. Net cash used in operating activities in the six months ended December 31, 2004 was approximately $6.7 million, which consisted primarily of the net loss of $5.5 million, non-cash expenses of $486,000 related to the issuance of warrants to non-employees, a net increase of 70,000 in receivables and prepaid expenses and a decrease of accounts payable and other accrued liabilities totaling $1.6 million.

Net cash provided by investing activities was approximately $1.1 million and $1.6 million for the six months ended December 31, 2005 and 2004, respectively, which primarily reflected maturities of available-for-sale investments.

Net cash provided by financing activities for the six months ended December 31, 2005 was approximately $24,000, which resulted primarily from proceeds received from the issuance of common stock under our Employee Stock Purchase Plan. For the six months ended December 31, 2004, net cash provided by financing activities was approximately $227,000, which was attributable to proceeds received from the issuance of common stock upon exercise of warrants.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms to extend the leases for an additional six and five years, respectively.

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at December 31, 2005, are as follows (in thousands):

Year ending June 30,	Operating Leases
2006 (remaining six months)	$445
2007	681
2008	185
$1,311

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154), a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 will have material impact on our consolidated results of operations and financial condition.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $11.3 million, $6.5 million and $15.7 million, for our fiscal years ended June 30, 2005, 2004 and 2003, respectively. For the six months ended December 31, 2005, we incurred a net loss of $7.5 million. As of December 31, 2005, we had an accumulated deficit totaling approximately $232.1 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials especially our ongoing VLTS 934 Phase IIb clinical trial, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth herein. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2005, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Any failure to dispel any continuing doubts about our ability to continue as a going concern could adversely affect our ability to enter into collaborative relationships with business partners, to raise additional capital and to sell our products, and could have a material adverse effect on our business, financial condition and results of operations.

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

•              changes in our eligibility for continued listing of our common stock on The Nasdaq Capital Market; and

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

As of February 13, 2006, we had issued and outstanding 14,949,505 shares of our common stock. This amount does not include, as of February 13, 2006:

•              approximately 3.0 million shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

•              approximately 3.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our products that are significant to the development of our business. We own or have exclusive rights to 44 issued United States patents and 58 granted foreign patents on the technologies related to our products and processes. We own or have exclusive rights to approximately 17 pending patent applications in the United States and 38 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees is bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of January 31, 2005, we had a total of 19 full-time employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

There are no assurances that we can maintain our listing on The Nasdaq Capital Market and the failure to maintain listing could adversely affect the liquidity and price of our common stock.

On January 31, 2003, our common stock began trading on The Nasdaq Capital Market pursuant to an exception from delisting. In the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq Capital Market, including Nasdaq’s corporate governance criteria, our securities will be delisted from The Nasdaq Stock Market. If our securities are delisted from The Nasdaq Stock Market, the trading of our common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq Capital Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The objective of our investment policy is to preserve our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes,

U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of December 31, 2005. All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of December 31, 2005
Cash equivalents
Fixed rate	$3,583
Average rate	2.38%
Short-term investments
Fixed rate	2,502
Average rate	1.68%
Total cash equivalents and investment securities	$6,085

Average rate	2.03%

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on December 1, 2005 in Burlingame, California. Of the 14,940,187 shares outstanding as of the record date, 12,211,112 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.     To elect two (2) directors to serve for the ensuing year or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Patrick G. Enright	12,056,839	154,273
Alan C. Mendelson	11,835,103	376,009

2.           To ratify the appointment of Ernst & Young LLP as independent accountants of the Company for the fiscal year ending June 30, 2006.

Votes For	12,200,683
Votes Against	8,963
Votes Abstained	1,466

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

a.	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: February 14, 2006	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2006	/s/ JOSEPH A. MARKEY
Joseph A. Markey Vice President of Finance and Administration (Principal Financial and Accounting Officer)