Form 10-Q
period 2006-03-31
VALENTIS INC
filed 2006-05-12
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐  Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 17,068,919 as of May 11, 2006.

VALENTIS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	June 30, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,134	$8,865
Short-term investments	750	3,648
Interest and other receivables	48	357
Prepaid expenses and other current assets	429	337
Total current assets	8,361	13,207
Property and equipment, net	43	39
Goodwill	409	409
Other assets	497	497
Total assets	$9,310	$14,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$265
Accrued compensation	621	496
Accrued clinical trial costs	1,487	863
Other accrued liabilities	1,206	959
Deferred Revenue	27	—
Total current liabilities	3,563	2,583
Stockholders’ equity:
Common stock	17	15
Additional paid-in capital	243,400	236,889
Accumulated other comprehensive loss	(693)	(698)
Accumulated deficit	(236,977)	(224,637)
Total stockholders’ equity	5,747	11,569
Total liabilities and stockholders’ equity	$9,310	$14,152

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
License and other revenue	$114	$324	$587	$1,620
Total revenue	114	324	587	1,620

Operating expenses:
Research and development	3,694	2,608	9,299	7,254
General and administrative	1,320	750	3,801	3,020
Total operating expenses	5,014	3,358	13,100	10,274
Loss from operations	(4,900)	(3,034)	(12,513)	(8,654)

Interest income	50	70	208	220
Other expenses	—	(13)	(35)	(58)
Net loss	$(4,850)	$(2,977)	$(12,340)	$(8,492)

Basic and diluted net loss per share	$(0.32)	$(0.23)	$(0.83)	$(0.65)

Weighted-average shares used in computing net loss per common share	15,112	13,028	14,933	12,971

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(12,340)	$(8,492)
Adjustments to reconcile loss to net cash used in operations:
Depreciation	28	43
Stock warrants granted to non-employees for services rendered	—	454
Stock-based compensation	1,435	47
401(k) stock contribution matching expense	62	55
Changes in operating assets and liabilities:
Interest and other receivables	309	(32)
Prepaid expenses and other assets	(92)	(32)
Deferred revenue	27	(100)
Accounts payable	(43)	(170)
Accrued liabilities	996	(1,166)
Net cash used in operating activities	(9,618)	(9,393)

Cash flows from investing activities:
Purchase of property and equipment	(32)	(8)
Purchase of available-for-sale investments	(5,522)	(9,579)
Maturities of available-for-sale investments	8,425	13,488
Net cash provided by investing activities	2,871	3,901

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	5,016	227
Net cash provided by financing activities	5,016	227

Net (decrease) in cash and cash equivalents	(1,731)	(5,265)
Cash and cash equivalents, beginning of period	8,865	9,516
Cash and cash equivalents, end of period	$7,134	$4,251

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at March 31, 2006 and the results of operations for the interim periods ended March 31, 2006 and 2005. The balance sheet at June 30, 2005 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2006. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2005, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All intercompany balances and transactions have been eliminated.

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

Valentis believes stock-based compensation and accrual for clinical trial expense represent its most significant estimates used in the preparation of its consolidated financial statements. See Note 3. for discussion of stock-based compensation. Valentis’ accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis’ clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, the Company accrues expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

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

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended March 31, 2006, the Company recorded approximately $425,000 of stock-based compensation expenses, of which $185,000 was included in research and development expense and $240,000 was included in general and administrative expense. For the nine months ended March 31, 2006, the Company recorded approximately $1.4 million of stock-based compensation expenses, of which $541,000 was included in research and development expense and $894,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of a loss of $0.03 and $0.10 on the Company’s net loss per share for the three and nine months ended March 31, 2006, respectively. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the three and nine months ended March 31, 2006. As of March 31, 2006, unamortized stock-based compensation expenses of approximately $2.5 million remain to be recognized over a weighted-average period of 1.3 years. The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company estimated the fair value of stock options granted during the three and nine months ended March 31, 2006 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 125% based on the Company’s historical volatility that matched the expected term; 3) Weighted average risk-free interest rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of FAS 123R on July 1, 2005, Valentis accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net loss and net loss per share if the fair value method of FAS 123 had been applied to the three and nine months ended March 31, 2005.

	Three Months Ended March 31, 2005	Nine Months Ended March 31, 2005
Net loss – as reported	$(2,977)	$(8,492)

Deduct:
Stock-based employee stock compensation expense determined under FAS 123	(796)	(2,631)
Net loss – Pro Forma	$(3,773)	$(11,123)

Basic and diluted net loss per share -as reported	$(0.23)	$(0.65)

Basic and diluted net loss per share –pro forma	$(0.29)	$(0.86)

The weighted-average assumptions used for the valuation of options granted during the three and nine months ended March 31, 2005 were as follows: expected term of 5.00 years and 4.17 years; risk-free interest rate of 4.43% and 4.22%; expected volatility of 112% and 120%; and expected dividend yield of zero percent and zero percent, respectively.

At March 31, 2006, the Company has the following stock-based compensation plans:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of March 31, 2006, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 2.4 million shares of common stock had been granted under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. As of March 31, 2006, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 319,000 shares of common stock had been granted to non-employee directors under the Directors’ Plan.

The 2001 Nonstatutory Incentive Plan, as amended and restated in May 2003 (the “NQ Plan”), provides for grants of nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the NQ Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the NQ Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of March 31, 2006, an aggregate of 690,000 shares have been authorized for issuance and options to purchase approximately 402,000 shares had been granted under the NQ Plan.

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 534,318 shares reserved under the Purchase Plan remain available for issuance as of March 31, 2006.

Activity under all option plans was as follows:

For the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000s)
Options outstanding at December 31, 2005	2,824,289	$7.07
Options granted	75,000	$2.22
Options exercised	—	—
Options cancelled	(17,562)	$6.40
Options outstanding at March 31, 2006	2,951,727	$6.95	8.11	$112
Options exercisable at March 31, 2006	1,497,225	$10.08	7.62	$16

For the nine months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000s)
Options outstanding at June 30, 2005	2,319,674	$8.45
Options granted	734,000	$2.67
Options exercised	—	—
Options cancelled	(101,947)	$10.24
Options outstanding at March 31, 2006	2,951,727	$6.95	8.11	$112
Options exercisable at March 31, 2006	1,497,225	$10.08	7.62	$16

The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.98 and $2.21, respectively. For the nine months ended March 31, 2006 and 2005, the weighted average fair value of options granted was $2.37 and $4.76, respectively.

There was no nonvested share activity under our stock option plans during the three and nine months ended March 31, 2005. Nonvested share activities under our stock option plans for the three and nine months ended March 31, 2006 are summarized as follows:

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	Nonvested Number of Shares	Weighted Average Grant Date Fair Value	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Beginning nonvested balance	89,006	$2.80	—	—
Granted	—	—	106,810	$2.80
Vested	(13,352)	$2.80	(31,156)	$2.80
Ending nonvested balance	75,654	$2.80	75,654	$2.80

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(4,850)	$(2,977)	$(12,340)	$(8,492)

Basic and Diluted:
Weighted average shares of common stock outstanding	15,190	13,104	15,028	13,084
Less: Weighted average shares in escrow, subject to return	(2)	(2)	(2)	(2)
Less: Weighted average shares subject to repurchase	—	(74)	—	(111)
Less: Weighted average shares subject to forfeiture	(76)	—	(93)	—
Weighted-average shares of common stock used in computing net loss per share	15,112	13,028	14,933	12,971

Basic and diluted net loss per share	$(0.32)	$(0.23)	$(0.83)	$(0.65)

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

•                                          A weighted average total of 74,000 and 111,000 shares of common stock that were subject to a repurchase option of the Company during the three and nine months ended March 31, 2005, respectively..

•                                          A weighted average total of 75,654 and 93,457 shares of common stock that were subject to shares vest based on continued employment during the three and nine months ended March 31, 2006.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•                                          Options to purchase 2,951,727 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $6.95 at March 31, 2006 and options to purchase 2,406,385 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $8.38 per share at March 31, 2005.

•                                          Warrants to purchase 4,749,075 shares of common stock at a weighted average price of $3.85 per share and warrants to purchase up to 2,749,016 shares of common stock at a weighted average price of $4.29 per share at March 31, 2006 and 2005, respectively.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase or forfeiture will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

5.                                      Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(4,850)	$(2,977)	$(12,340)	$(8,492)
Net unrealized gain (loss) on available-for-sale securities	2	1	5	1
Comprehensive loss	$(4,848)	$(2,976)	$(12,335)	$(8,491)

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2006	June 30, 2005
Unrealized loss on available-for-sale securities	$—	$(5)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(693)	$(698)

6.                                      New Accounting Pronouncement

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

7.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2006	June 30, 2005
Accrued research and development expenses	$258	$208
Accrued rent	62	80
Accrued property and use taxes	354	378
Accrued legal expenses	164	121
Other	368	172
Total	$1,206	$959

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources our intention to seek revenue from the licensing of our proprietary manufacturing technologies and from manufacturing services and the timing of the performance of any interim analysis and timing of clinical trial results. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the early stage of development of our products, uncertainties related to the timing of completing clinical trials and any interim analysis, the need for additional capital and whether clinical trial results will validate and support the safety and efficacy of our products. Further, there can be no assurance that the necessary regulatory approvals will be obtained, that we will be able to develop commercially viable peripheral arterial disease therapeutics or that any of our programs will be partnered with pharmaceutical partners. Actual results may differ materially from those projected in such forward-looking statements as a result of the "Other Information – Risk Factors” described in Item 1A of Part II and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

OVERVIEW

VLTS 934 PHASE IIb CLINICAL TRIAL

In March 2005, we initiated a Phase IIb clinical trial for VLTS 934, our lead product for the treatment of peripheral arterial disease, specifically intermittent claudication. The randomized, double blind, placebo-controlled trial of 148 patients is designed with an 80% chance of correctly identifying a statistically significant response between the treatment and placebo groups. Efficacy results are on schedule for July 2006.

FAVORABLE INTERIM ANALYSIS

On January 10, 2006, we announced favorable interim results in our VLTS 934 Phase IIb clinical trial in peripheral arterial disease. An interim analysis conducted by independent statisticians on a representative sample of patients receiving the placebo treatment confirmed the VLTS 934 Phase IIb placebo group assumptions. The trial remains blinded, there was no impact on the type I error rate, and no adjustments to the alpha-level for the final analysis are necessary.

PATIENT DOSING COMPLETED ON- SCHEDULE	On February 13, 2006, we announced that patient dosing was completed on-schedule in our VLTS 934 Phase IIb trial.

ABOUT VLTS 934

VLTS 934 is a nonionic block copolymer known as a poloxamer. VLTS 934 appears to have a direct effect of repairing compromised cell membranes and improving cell function, which may have a therapeutic benefit in ischemic tissue. Peripheral arterial disease (PAD) is a result of atherosclerosis in the legs of patients. Atherosclerosis is an inflammatory disorder of blood vessels that ultimately leads to the formation of atheroma or plaque in large blood vessels. This plaque impedes blood flow to tissues including the legs. We believe VLTS 934 reduces levels of specific mediators of inflammation, which drives progression of the disease. By suppressing the local inflammatory response in the blood vessels and muscle tissue, we believe it would explain the improvement in blood flow and exercise tolerance seen in the prior clinical trial that included VLTS 934.

PIPELINE	Internally, we have the following pipeline programs in various stages of development:
• Del-1 protein for critical limb ischemia;
• Del-1 antibody for oncology; and,
• Polymers for other indications.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2006, we incurred significant losses primarily due to the advancement of our research and development programs and because we generated limited revenue. This is generally consistent with our performance since inception. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At March 31, 2006, our accumulated deficit was approximately $237.0 million. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies other than the adoption of SFAS 123R on July 1, 2005 (see “Stock-Based Compensation” below) during the three and nine months ended March 31, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission on September 26, 2005.

Revenue

Revenue recognized in the three and nine months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
License and other revenue
GeneSwitch® gene regulation	$74	$124	$356	$811
PINCTM gene delivery	11	—	44	550
PEGylation	—	—	120	—
Contract research	29	200	67	200
Manufacturing technology	—	—	—	59
Total revenue	$114	$324	$587	$1,620

Changes in revenue for the three and nine months ended March 31, 2006 and 2005 are explained below:

•                                          The GeneSwitch® gene regulation revenue recognized in the three and nine months ended March 31, 2006 and 2005 resulted primarily from license fees received under several agreements for our GeneSwitch® gene regulation technology. GeneSwitch® revenue recognized in the nine months ended March 31, 2005 included approximately $550,000 of non-recurring license fee received under an agreement with Schering AG.

•                                          The PINCTM gene delivery revenue recognized in the three and nine months ended March 31, 2006 resulted primarily from several license agreements related to our PINCTM gene delivery technology. The PINCTM gene delivery revenue recognized in the nine months ended March 31, 2005 primarily reflected a non-recurring license fee received under an agreement with Schering AG.

•                                          The PEGylation revenue recognized in the nine months ended March 31, 2006 primarily reflected an exclusive worldwide license of our pegylated liposome technology to develop a pegylated formulation of Foscan temoporfin to treat cancer, rheumatoid arthritis and atherosclerotic plaque.

•                                          Contract research revenue recognized in the three and nine months ended March 31, 2006 and 2005 resulted primarily from biomanufacturing contract research performed for other companies during the periods.

•                                          Manufacturing technology revenue recognized in the nine months ended March 31, 2005 consisted of profit sharing and royalty received under an agreement related to our plasmid DNA manufacturing technology.

Revenue derived from corporate collaborations and licenses helps us partially fund our operations and may increase in the future if we are successful in establishing new collaborations, our biomanufacturing business and additional licensing of our technology. If we are unsuccessful in establishing new collaborations, our biomanufacturing business or additional licensing of our technology, our revenues will decline and we may be required to limit our research and development, clinical trial, manufacturing and marketing efforts.

Research and Development Expenses

Research and development expenses increased approximately $1.1 million to approximately $3.7 million for the three months ended March 31, 2006, compared to approximately $2.6 million for the corresponding period in 2005. The increase primarily reflected an increase of approximately $430,000 in preclinical study expenses, an increase of approximately $517,000 in clinical trial expenses and approximately $185,000 of stock-based compensation expenses recorded in the three months ended March 31, 2006. For the nine months ended March 31, 2006, research and development expenses increased approximately $2.0 million to approximately $9.3 million, compared to approximately $7.3 million for the corresponding period in 2005. The increase was primarily attributable to an increase of approximately $610,000 in preclinical study expenses, an increase of approximately $1.0 million in clinical trial expenses and approximately $541,000 of stock-based compensation expenses recorded in the nine months ended March 31, 2006. We expect research and development expenses in the future to remain at current levels. However, research and development expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels. The results of the clinical trial are expected in July 2006.

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

General and Administrative Expenses

General and administrative expenses increased approximately $550,000 to approximately $1.3 million for the three months ended March 31, 2006, compared to approximately $750,000 for the corresponding period in 2005. For the nine months ended March 31, 2006, general and administrative expenses increased approximately $800,000 to approximately $3.8 million, compared to approximately $3.0 million for the corresponding period in 2005. The increases primarily reflected stock-based compensation expenses of approximately $240,000 and $894,000 recorded in the three and nine months ended March 31, 2006, respectively. Further, the increase in general and administrative expenses in the three months ended March 31, 2006 also reflected increased expenses related to investor relations and other professional services, as compared to the corresponding period in 2005. We expect our general and administrative expenses to increase in the future reflecting expenses associated with the requirements of the Sarbanes-Oxley Act including, as directed by Section 404 of the Sarbanes-Oxley Act, our assessment of and report on the effectiveness of our internal control over financial reporting. However, general and administrative expenses may increase or decrease depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Interest Income and Other Expenses, net

Interest income and other expenses, net, decreased by approximately $7,000 to approximately $50,000 for the three months ended March 31, 2006, compared to approximately $57,000 in the corresponding period of 2005. The decrease in interest income and other expenses, net primarily reflected decreased interest income earned due to lower investment balances during the three months ended March 31, 2006. For the nine months ended March 31, 2006, interest income and other expenses, net, increased by approximately $11,000 to approximately $173,000, compared to approximately $162,000 in the corresponding period of 2005. The increase in interest income and other expenses, net primarily reflected lower estimated franchise tax expenses, partially offset by decreased interest income earned due to lower investment balances during the nine months ended March 31, 2006.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R, “Share-Based Payment.” FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the three months ended March 31, 2006, the Company recorded approximately $425,000 of stock-based compensation expenses, of which $185,000 was included in research and development expense and $240,000 was included in general and administrative expense. For the nine months ended March 31, 2006, the Company recorded approximately $1.4 million of stock-based compensation expenses, of which $541,000 was included in research and development expense and $894,000 was included in general and administrative expense.

We estimated the fair value of stock options granted during the three and nine months ended March 31, 2006 using the Black-Scholes-Merton option pricing model. The assumptions used under this model were as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 125% based on the Company’s historical volatility that matched the expected term; 3) Weighted average risk-free interest rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised (See Note 3 “Stock-Based Compensation” in our Notes to the Unaudited Condensed Consolidated Financial Statements for more information).

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

We are currently supporting the ongoing VLTS 934 Phase IIb clinical trial. The results of this trial are expected in July 2006. A positive outcome for the clinical trial demonstrating a statistically significant therapeutic drug effect and safety for use in the targeted population is critical to the continued development of VLTS 934. A negative trial outcome could have a material and adverse effect on the further development of VLTS 934, negatively impact our business and prospects and cause the price of our common stock to fall, negatively affect Valentis’ ability to raise additional financing on acceptable terms, if at all. Any failure to obtain a sufficient amount of additional capital in a timely manner on commercially reasonable terms may have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale or merger of the business, the sale of certain assets or other actions. See “Other Information – Risk Factors” in Item 1A of Part II for a description of the risks related to our product development efforts, including risks with regard to the VLTS 934 PAD Phase IIb clinical trial. If results of the Phase IIb clinical trial justify proceeding to a Phase III clinical trial of VLTS 934, because of the size of the potential market for the product and the number of possible uses for the product, we expect to license VLTS 934 to a pharmaceutical company that will assume responsibility for late-stage development and commercialization.

As of March 31, 2006, we had $7.9 million in cash, cash equivalents and investments compared to $12.5 million at June 30, 2005. The decrease of $4.6 million in cash, cash equivalents and investments balances primarily reflected the funding of ongoing operations, offset by net proceeds of $5.0 million received from a private placement of our common stock completed in March 2006. Our capital expenditures were approximately $32,000 in the nine months ended March 31, 2006. We expect our capital expenditures to remain at or near current spending levels. However, capital expenditures may increase depending on the outcome of the VLTS 934 Phase IIb clinical trial and if we are successful in securing additional new funding and strategic partnerships to support increased spending levels.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the recognition of a $6.5 million non-recurring license revenue, we have experienced net losses since our inception through March 31, 2006, and reported a net loss of $4.9 million for the three months ended March 31, 2006. Our accumulated deficit was $237.0 million at March 31, 2006. We expect such losses to continue into the foreseeable future as we proceed with the research, development and commercialization of our technologies. We anticipate that we will require additional financial resources to advance development of our VLTS 934 product, our other product candidates and continue our planned operations at least through September 30, 2006.

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

In March 2006, we completed a private placement of 2.1 million shares of our common stock and warrants to purchase up to approximately 1.1 million additional shares of our common stock at $2.50 per unit, resulting in net proceeds of approximately $5.0 million. The warrants are exercisable for a five-year period at a price of $3.00 per share.

We entered into registration rights agreements with the purchasers in the private placement. Pursuant to such registration rights agreements, we filed with the Securities and Exchange Commission a registration statement related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placement. In the event (i) the registration statement is not declared effective prior to the effectiveness date as defined in the registration statement, (ii) we fail to file with the Securities and Exchange Commission a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, as amended, within five trading days of the date on which we are notified (orally or in writing, whichever is earlier) by the Securities and Exchange Commission that a registration statement will not be reviewed or is not subject to further review or (iii) we must suspend the use of the registration statements for greater than 20 consecutive trading days or a total of 40 trading days in the aggregate during the time we are required to keep the registration statement effective, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter. We currently expect to be required to maintain availability of the registration statement for at least two years following the date it is declared effective.

In addition, under the securities purchase agreement entered into in connection with the private placement, while there is an effective registration statement and if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

Net cash used in operating activities for the nine months ended March 31, 2006 was approximately $9.6 million, which primarily reflected the net loss of approximately $12.3 million, adjusted by non-cash stock-based compensation expenses of approximately $1.4 million and an increase of accrued liabilities of approximately $1.0 million. Net cash used in operating activities for the nine months ended March 31, 2005 was approximately $9.4 million, which primarily reflected the net loss of $8.5 million, decreases in accrued liabilities of $1.2 million and non-cash expenses of $486,000 related to the issuance of warrants to four individuals who are non-employees.

Net cash provided by investing activities was approximately $2.9 million and $3.9 million for the nine months ended March 31, 2006 and 2005, respectively, which primarily reflected maturities of available-for-sale investments.

Net cash provided by financing activities for the nine months ended March 31, 2006 was approximately $5.0 million, which primarily reflected the net proceeds received from the private placement of our common stock completed in March 2006. For the nine months ended March 31, 2005, net cash provided by financing activities was approximately $227,000, which was attributable to proceeds received from the issuance of common stock upon exercise of warrants.

We lease our facilities under operating leases. These leases expire between November 2006 and October 2007 with renewal options at the end of the initial terms to extend the leases for an additional six and five years, respectively.

RECENT ACCOUNTING PRONOUNCEMENT

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The objective of our investment policy is to preserve our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of March 31, 2006. All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of March 31, 2006
Cash equivalents
Fixed rate	$6,759
Average rate	4.56%
Short-term investments
Fixed rate	750
Average rate	4.97%
Total cash equivalents and investment securities	$7,509

Average rate	4.60%

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

Our management has evaluated, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Vice President of Finance and Administration, who is our principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Vice President of Finance and administration concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms at the reasonable assurance level.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Not applicable.

ITEM 1A. RISK FACTORS

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $11.3 million, $6.5 million and $15.7 million, for our fiscal years ended June 30, 2005, 2004 and 2003, respectively. For the nine months ended March 31, 2006, we incurred a net loss of $12.3 million. As of March 31, 2006, we had an accumulated deficit totaling approximately $237.0 million. The development and sale of our products will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we continue with the research, development and commercialization of our products. Our ability to achieve profitability depends on the successful completion of our clinical trials especially our ongoing VLTS 934 Phase IIb clinical trial, our additional research and development efforts, our ability to successfully commercially introduce our products, market acceptance of our products, the competitive position of our products and the other risk factors set forth herein. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We are dependent on the successful outcomes of clinical trials of our products, particularly the outcome of the Phase IIb clinical trial of VLTS 934 (which is expected in July 2006), and we cannot assure you that any clinical testing will demonstrate the safety and efficacy of our products.

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

In addition, should either our Phase IIb clinical trial of our VLTS 934 product or any other future clinical trials fail to demonstrate a statistically significant therapeutic drug effect and/or show that our product are safe for the targeted patient population, our business and prospects could be harmed, the market price of our common stock could fall, our ability to generate revenues from those products could be adversely affected, delayed or prevented entirely, and we may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, management may pursue strategic alternatives, which may include the sale or merger of the business, the sale of certain assets or other actions.

The results of early Phase I and Phase II clinical trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or long-term efficacy.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. Our Phase IIa clinical trial of Deltavasc™ enrolled 105 patients and our Phase IIb clinical trial of VLTS 934 enrolled approximately 148 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage Phase III clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a sufficiently large population of patients necessary to demonstrate efficacy does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

As of May 11, 2006, we had issued and outstanding 17,068,919 shares of our common stock. This amount does not include, as of May 11, 2006:

•                                          approximately 3.0 million shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

•                                          approximately 4.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics. For example, we are aware that AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, and existence of competing products, and treatments and general economic conditions. Many of our competitors have substantially greater financial, research, product development, manufacturing, marketing and technical resources than we do.

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

Although we have programs in place to retain personnel, including programs to create a positive work environment and competitive compensation packages, none of our officers or key employees is bound by an employment agreement for any specific term and these individuals may terminate their employment at any time. Our future success depends upon the continued services of our executive officers and other key scientific, marketing, manufacturing and support personnel. As of March 31, 2006, we had a total of 19 full-time employees, including 13 employees supporting our research and development efforts. We do not have “key person” life insurance policies covering any of our employees and the loss of services of any of our key employees would adversely affect our business. If we do not attract and retain qualified personnel, our research and development programs could be delayed, which could materially and adversely affect the development of our products and our business.

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

On January 31, 2003, our common stock began trading on The Nasdaq Capital Market pursuant to an exception from delisting. In the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on The Nasdaq Capital Market, including Nasdaq’s corporate governance criteria, our securities will be delisted from The Nasdaq Capital Market. If our securities are delisted from The Nasdaq Capital Market, the trading of our common stock is likely to be conducted on the OTC Bulletin Board. The delisting of our common stock from The Nasdaq Capital Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our current non-affiliated market capitalization qualifies us as a non-accelerated filer. As such, we are required to comply with the Section 404 requirements beginning with the fiscal year that ends June 30, 2008. However, if we achieve a non-affiliated market capitalization of $75 million or more by December 31, 2006, we would be classified as an accelerated filer. As such, we would be required to comply with the Section 404 requirements beginning with the fiscal year that ends June 30, 2007.We intend to diligently and vigorously assess (and enhance as may be appropriate) our internal control over financial reporting in order to ensure compliance with the Section 404 requirements. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal control over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner, and may result in our independent registered public accounting firm issuing a qualified or adverse report on our internal control and/or management’s assessment thereof. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

Our executive officers, directors and their affiliates beneficially own or control in excess of approximately 15% of outstanding common shares, warrants or options to purchase common stock, with approximately 10% of outstanding common shares, warrants and options to purchase common stock held by Perseus-Soros BioPharmaceutical Fund, L.P. As a result, our executive officers, directors and their affiliates will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us, which could in turn reduce our stock price.

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

VALENTIS, INC.

Date: May 12, 2006	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	/s/ JOSEPH A. MARKEY
Joseph A. Markey Vice President of Finance and Administration (Principal Financial and Accounting Officer)