Form 10-K
period 2006-06-30
VALENTIS INC
filed 2006-09-28
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the Nasdaq Capital Market on December 31, 2005 was $26,984,764.

The number of shares of registrant’s common stock outstanding, as of September 26, 2006 was 17,082,965.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VALENTIS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2006

i

PART I

ITEM 1.                BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations regarding any strategic opportunities that may be available to us, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our intention to license potential products and technologies to a pharmaceutical company that may assume responsibility for late-stage development and commercialization and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the outcomes of our clinical trials in patients with peripheral arterial disease, uncertainties related our financial condition, uncertainties related to the strategic opportunities that may be available to us, our need for additional capital, our going concern report from our independent registered public accounting firm and the other risk factors set forth in this Annual Report on Form 10-K. Further, there can be no assurance that necessary regulatory approvals for any of our potential products may be obtained. We undertake no obligation to revise or update any such forward-looking statements. The reader is strongly urged to read the information set forth under the caption “Part I, Item 1A. Risk Factors, for a detailed description of these significant risks, uncertainties and other factors.

COMPANY OVERVIEW

Valentis is a biotechnology company that was previously engaged in the development of innovative products for peripheral artery disease, or PAD. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque, which obstructs blood flow.

On July 11, 2006 Valentis announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in its Phase IIb clinical trial of VLTS 934 in PAD. The primary efficacy endpoint in the study was improvement in exercise tolerance on an escalating grade treadmill after 90 days in patients receiving VLTS 934 versus patients receiving placebo. The trial was a randomized, double-blind, placebo-controlled Phase IIb trial of VLTS 934 versus a saline placebo in 157 patients with the intermittent claudication form of PAD.

After 90 days, there was no statistically significant change in exercise in the 78 patients receiving VLTS 934 versus the 79 patients receiving placebo. There were also no significant differences in any of the secondary endpoints of exercise tolerance at 30 days, ankle-brachial index at 30 and 90 days, total work capacity at 30 and 90 days and quality of life at 90 days. VLTS 934 was well tolerated in the trial with no definitely related severe adverse effects.

Valentis has no plans for further development of VLTS 934, has ceased research and development activities on all of its remaining potential products and technologies and is assessing strategic opportunities, which include the sale or merger of the business, the sale of certain assets or other actions.

In conjunction with the assessment of strategic opportunities, Valentis reduced its workforce by eliminating 55% of its employees on August 18, 2006. Further reductions in workforce of approximately 66% are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007.

Additional actions Valentis has taken following its July 2006 announcement regarding negative results in its Phase IIb clinical trial of VLTS 934 in patients with PAD include (i) ceasing all research and development activities on all of its potential products and technologies, including activities under its collaboration and contract research agreements and activities relating to clinical trials and (ii) terminating its 401(k) plan in August 2006.

Valentis has several remaining potential products and technologies, including its proprietary products VLTS 934, and DEL-1 and gene delivery and expression technologies, and proprietary formulation and manufacturing technologies that allow the generation of novel therapeutics to treat a wide range of diseases. While Valentis focused its efforts on the development of novel PAD therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications, including infectious diseases and cancer. Valentis is assessing strategic opportunities that may be available to it, including the sale or license of these remaining potential products and technologies. Valentis’ remaining potential products and technologies include:

•       VLTS 934 product candidate for compromised cell membranes;

•       Deltavasc™ product candidate for angiogenesis or stimulation of new blood vessel growth;

•       Del-1 Protein product candidate for promotion of vascular growth and inhibition of endothelial cell death;

•       DEL-1 antibody for anti-angiogenesis or the inhibition of new blood vessel formation;

•       PINC™ polymer, synthetic gene delivery system;

•       CLIC™ lipids delivery system;

•       DNAVax™ polymer-based delivery system;

•       Hermes™ gene expression technology;

•       GeneSwitch® gene regulation technology;

•       OptiPEG™ PEGylation technology;

•       Plasmid backbone technology;

•       Scalable processes to manufacture plasmid DNA formulated products; and

•       Ten other early-stage potential products in development through partners, which utilize Valentis’ licensed technologies.

In August 2006, Valentis received a letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that Valentis is not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because the closing bid price per share for Valentis common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, Valentis will be provided 180 calendar days, or until February 20, 2007, to regain compliance with the Minimum Bid Price Rule. Should Valentis fail to regain compliance with the Minimum Bid Price Rule by February 20, 2007, Nasdaq will determine whether Valentis meets The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If Valentis meets the initial listing criteria, Nasdaq will notify Valentis that it has been granted an additional 180 calendar day compliance period. If Valentis is not eligible for an additional compliance period, Nasdaq will provide Valentis with written notification that its common stock will be delisted.

Valentis, Inc. was formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. Valentis is incorporated in Delaware. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, where its headquarters and remaining business operations are located.

POTENTIAL PRODUCTS, TECHNOLOGIES AND SERVICES

Research and development expenses to further the development of Valentis’ potential products and technologies were $11.2 million, $9.2 million and $10.1 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

Valentis has no plans for further development of any of its potential products and technologies. Following is a summary of Valentis’ remaining potential products and technologies. Valentis is currently exploring strategic opportunities that may be open to it with respect to each of these potential products and technologies, including the license or sale of such potential products and technologies.

Proprietary Product Candidates

VLTS 934 Product Candidate

VLTS 934 was Valentis’ lead product candidate. It is a non-ionic, block copolymer surfactant with hemorheologic, anti-thromobotic, cytoprotective and anti-inflammatory properties. VLTS 934 appeared to have the effect of repairing compromised cell membranes and improving cell function, which Valentis tested in clinical trials in PAD for potential therapeutic benefit in ischemic tissue. PAD is a result of atherosclerosis in the legs of patients. Atherosclerosis is a chronic inflammatory disorder of blood vessels that ultimately leads to the formation of atheroma or plaque in large blood vessels. This plaque impedes blood flow to tissues including the legs. VLTS 934 was believed to reduce levels of specific mediators of inflammation, which drives progression of the disease. By suppressing the local inflammatory response in the blood vessels and muscle tissue, it was believed  to explain the improvement in blood flow and exercise tolerance seen in the prior clinical trial that included VLTS 934.

On July 11, 2006 Valentis announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in its Phase IIb clinical trial of VLTS 934 in PAD.. The primary efficacy endpoint in the study was improvement in exercise tolerance on an escalating grade treadmill after 90 days in patients receiving VLTS 934 versus patients receiving placebo. The trial was a randomized, double-blind, placebo-controlled Phase IIb trial of VLTS 934 versus a saline placebo in 157 patients with the intermittent claudication form of PAD.

Valentis has no plans for further development of VLTS 934. Valentis is assessing strategic opportunities related to VLTS 934, which may include the sale or license of this asset.

DEL-1 Protein Product

DEL-1 is a unique angiogenic protein that promotes vascular growth and inhibits endothelial cell death. It is expressed during embryonic vasculature development and is re-expressed in the setting of ischemia. Administration of the DEL-1 protein enhances the angiogenic response to ischemia. DEL-1 has a distinct mechanism of action from other known angiogenic factors, such as members of the VEGF and FGF families. The angiogenic effect of DEL-1 is mediated in part by activation of integrin-mediated signaling and requires an RGD motif and a discoidin-I—like domain. The affinity of the DEL-1 protein for the extracellular matrix is unlike that of any of the angiogenic proteins. Valentis is assessing strategic opportunities related to the DEL-1 protein, which may include the sale or license of this asset.

Deltavasc™ Product Candidate

Deltavasc™ is an investigational product that incorporates the DEL-1 gene to stimulate new blood vessel growth, as known as angiogenesis. The DEL-1 protein from this gene is involved in the embryonic growth of blood vessels. In September 2004, we completed a Phase IIa clinical trial of Deltavasc™ and VLTS 934 in PAD. In this trial, Deltavasc™ was well tolerated; however, it did not meet its primary endpoint of improvement in exercise tolerance versus VLTS 934. Based on the preclinical studies completed to date, DEL-1 has demonstrated angiogenic activity. Valentis is assessing strategic opportunities related to Deltavasc™, which may include the sale or license of this asset.

DEL-1 Antibody Product Candidate

Valentis acquired the rights to the DEL-1 antibody in March 2006. Valentis’ preclinical work to date has demonstrated that several of its proprietary hybridoma cell lines produce monoclonal antibodies that neutralize DEL-1 in in vitro integrin binding and adherence assays. It is well established that tumors need an ever-increasing supply of blood to maintain their growth. They achieve this through stimulation of angiogenesis or new blood vessel formation. Inhibition of new blood vessel formation, or anti-angiogenesis, has been the strategy behind many new oncology products. The commercial success of Genentech’s Avastin has increased interest in the inhibition of angiogenesis through an antibody to a well-established angiogenic protein as a route for new product development. Published findings report that some tumor cell lines, when propogated in vitro, produce DEL-1 as an angiogenic agent for new vessel growth into the tumor. Valentis is assessing strategic opportunities relating to the DEL-1 antibody™, which may include the sale or license of this asset.

Technologies for Gene-Based Therapeutics

Gene-based therapeutics is an approach to the treatment or prevention of certain diseases in which therapeutic genes are introduced into the body to cause the production of specific proteins needed to bring about a therapeutic effect. For gene-based therapeutics to be effective, the therapeutic gene must be delivered to, and transported across, the outer membrane of a targeted cell and into the nucleus where it can be expressed. The expressed protein may remain within the cell for an intracellular effect, be transported to the cell membrane to exert a cell-surface effect, or be secreted into the bloodstream to have a systemic effect. Most gene-based therapeutics utilize a delivery system, or vector, into which the therapeutic gene is incorporated to facilitate its delivery to, uptake by and expression in the target cell.

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

Valentis has developed novel, chemical-based technologies for the delivery of genes. Contrary to other gene delivery approaches, Valentis’ technologies do not use a live, genetically altered virus to deliver the gene. Also, we believe Valentis’ technologies have advantages over other gene delivery technologies in delivery efficiency, cost and ability to repeat dosing. Valentis is assessing strategic opportunities relating to each of its gene delivery technologies, which may include the sale or license of these assets.

PINC™ Polymers

Valentis developed its PINC™ delivery technologies consisting of synthetic, non-toxic, poloxamer (symmetrical block copolymer) delivery systems. Each PINC™ product consists primarily of two components: (i) a plasmid DNA (a circular segment of DNA that contains a therapeutic gene and components that regulate its expression in the cell), and (ii) polymers, which are synthetic, non-viral agents to facilitate the delivery of the plasmid DNA into target cells following intramuscular administration. This traditional mode of administration is familiar to physicians and may be more convenient and cost effective than ex vivo approaches.

DNA formulated with Valentis’ PINC™ formulations have been shown to produce high protein levels with decreased variability as compared to protein levels obtained after naked DNA administration. In addition, Valentis’ PINC™ gene delivery systems can be handled and administered like traditional pharmaceuticals. Valentis has demonstrated that it can produce clinical-grade plasmid DNA and plasmid-based DNA formulations under controlled conditions, and Valentis has developed proprietary manufacturing and production methods designed to be scaled to meet commercial requirements.

CLIC™ Lipids

Valentis has developed proprietary cationic lipid delivery systems to provide efficient delivery after intravenous, aerosol or intra-tumoral administration. Valentis has shown that gene delivery systems containing cationic lipids combined with neutral lipids enhance the cellular uptake of plasmid-based gene expression systems. These lipid-based gene delivery systems have been demonstrated to enhance the entry of genes into tumor cells after intratumoral administration, and to deliver genes to the endothelium and epithelium of the lung after intravenous administration and inhalation, respectively. Although we are not actively pursuing their use internally, the technologies are being out-licensed for development by corporate partners.

DNAVax™

Valentis has developed synthetic vaccine delivery systems based on several classes of polymers. Valentis’ proprietary DNAVax™ polymer-based delivery systems for intramuscular administration of vaccines provide for higher and more consistent levels of antigen production.

Hermes™ Gene Expression Technology

Valentis has developed the Hermes™ expression systems, which are proprietary plasmids. A plasmid is a circle of DNA that includes the gene for a therapeutic protein. Also included in plasmids are elements that control the production of the message from that gene. This message serves as the code or “blueprint” for the production of the therapeutic protein by cells. Once plasmids are delivered into cells, they operate “episomally” which means they are not incorporated in the DNA of the cell.

Our plasmids have been engineered to provide increased gene expression, which is the production of the message for protein production, and allow cost efficient manufacturing. In our plasmids, we incorporate high expression promoters into proprietary expression cassettes. These proprietary cassettes contain novel untranslated regions with synthetically designed introns. Our plasmids have been selected for increased yield to allow cost efficient manufacturing. Included in our library of plasmids are those with tissue specific promoters. Valentis is assessing strategic opportunities relating to its Hermes™ gene expression technology, which may include the sale or license of this asset.

GeneSwitch® Gene Regulation Technology

To control the level and duration of selected genes in transgenic animals and cell cultures, our researchers have developed the GeneSwitch® gene regulation system. Our GeneSwitch® permits therapeutic protein production that is controlled via an orally administered drug. Products incorporating our GeneSwitch® technology are delivered with a polymer delivery system along with electroporation. This results in controlled gene expression and the production of therapeutic proteins from muscle tissue for prolonged periods. GeneSwitch® technology may accelerate the throughput of genomics research and assist in the identification and characterization of the function of selected genes due to its unique ability to control gene expression. This gene expression regulatory system has been licensed to a number of corporate partners who are successfully developing the technology in a variety of applications. Valentis is assessing strategic opportunities relating to its GeneSwitch® gene regulation system technology, which may include the sale or license of this asset.

OptiPEG™ PEGylation Technology

Our OptiPEG™ family of technologies is based on polymer modification using polyethylene glycol, or PEG, a compound with a long and safe clinical history. We have developed breakthrough methods to directly couple our proprietary OptiPEG™ with proteins, peptides, antibodies and antibody fragments, viruses and liposomes to retain high levels of biological activity of the material and potentially protect the biopharmaceutical from inactivation by the immune system. OptiPEG™ technologies provide the potential to deliver products with improved safety, efficacy and dosing regimens. OptiPEG™ is being developed through licensing to corporate partners. Valentis is assessing strategic opportunities relating to its OptiPEG™ technology, which may include the sale or license of this asset.

Plasmid Backbone Technology

Valentis’ plasmid backbone technology is a robust manufacturing and expression system that allows for cost effective production of gene expression products. Valentis is assessing strategic opportunities relating to its plasmid backbone technology, which may include the sale or license of this asset.

Current Good Manufacturing Practices Manufacturing (cGMP Manufacturing)

We have developed proprietary scalable processes to manufacture plasmid DNA formulated products. Through a strategy of using contract manufacturing organizations, or CMOs, for plasmid DNA production, we have the technology to produce products from lab to commercial scale using the same process. Valentis is assessing strategic opportunities relating to its plasmid manufacturing technology, which may include the sale or license of this asset.

CORPORATE COLLABORATIONS

Valentis maintains certain collaborations with pharmaceutical and biotechnology companies. In entering into its remaining corporate collaborations, Valentis sought license fees, funding for research and development, milestone payments and royalties on product sales in exchange for worldwide commercial licenses to specific therapeutics and access to Valentis development expertise. Valentis has no plans for further development of any of its potential products and technologies and its sole current focus is on assessing its strategic opportunities. As a result, Valentis’ collaborators may exercise contractual their rights to terminate their collaboration arrangements with Valentis.  Valentis expects that each of its corporate collaborations below will be terminated according to the terms of the respective contracts underlying such collaborations moving forward.

Cangene Corporation (“Cangene”)

Since June 2001, Valentis has utilized Cangene Corporation, an established contract manufacturing organization (CMO), for the manufacture of its Deltavasc™ product. Also, since October 1999, Valentis has utilized Cangene for final drug product formulation and filling for Deltavasc™ and other products. Valentis has developed proprietary scalable processes to manufacture plasmid DNA formulated products. Through a strategy of using a contract manufacturing organization for plasmid DNA production of our products, we are able to produce drug material from lab to commercial scale using the same process.

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

TECHNOLOGY LICENSES

Valentis has technology license agreements and is actively seeking additional licensing agreements with pharmaceutical and biotechnology companies. Valentis has no plans for further development of any of its potential products and technologies and is assessing its strategic opportunities, which include the sale or merger of the business, the sale or license of certain assets or other actions. Valentis does not expect that any of its technology licenses will be terminated by its corporate partners in the near term.

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

Pharmexa

In December 2000, Pharmexa (formerly Epimmune) licensed Valentis’ proprietary PINC™ gene delivery technology for Pharmexa’s preventive and therapeutic DNA vaccines that are in development against the human immunodeficiency virus (HIV) and the hepatitis C virus (HCV) in exchange for up-front, milestone and royalty payments.

In October 2002, Pharmexa signed a non-exclusive license for Valentis’ proprietary DNA vaccine delivery technology for use in developing treatments for cancer. Under the terms of the agreement, Epimmune has rights to use Valentis’ proprietary PINC™ polymer DNA delivery technology for use in up to four preventive and therapeutic DNA cancer vaccine products. In return, Valentis received an upfront license fee and will be eligible to receive product development milestones and royalties on future product sales. Pharmexa and its collaborators will fund product development.

Valentis’ GeneSwitch® Gene Regulation System

Valentis has licensed its proprietary GeneSwitch® gene regulation technology to Genzyme Corporation, LARNAX GmbH, Organon Laboratories Ltd, Senomyx, Inc., Schering AG and Wyeth-Ayerst Laboratories. All licenses are non-exclusive licenses for research purposes only, and Valentis maintains all rights to clinical gene therapy applications of the GeneSwitch® technology.

Also, in December 2002 and August 2004, Valentis licensed to Schering AG its proprietary GeneSwitch® gene regulation and PINC™ polymer based synthetic gene delivery technologies. Under the agreement Schering AG obtained exclusive, world-wide rights to develop and commercialize two gene-based therapeutic products.

Inovio Biomedical Corporation (formerly Genetronics Biomedical Corp. (“Inovio”)

In November 2001, Valentis obtained a non-exclusive license to in vivo electroporation technology from Inovio for use in the development of certain products. Electroporation seeks to enhance the ability of cells to take up large molecules such as DNA. When combined with Valentis’ GeneSwitch® gene regulation system, electroporation may allow researchers to control the level and duration of gene expression for up to several months.

ACADEMIC LICENSES

Valentis actively monitored, investigated and licensed technologies under development at academic and other research institutions. We believe that such institutions are an important source of breakthrough technologies. Valentis does not expect that any of its academic licenses will be terminated by its academic partners in the near term.

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

PATENTS AND PROPRIETARY TECHNOLOGIES

Patents and other proprietary rights are important to Valentis’ business. Valentis’ policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of its business. Valentis also relies on trade secrets, know-how, confidentiality agreements, continuing technology innovations and licensing opportunities to protect its technology and develop and maintain its competitive position. To date, Valentis has filed, or participated as a licensee in the filing of, numerous patent applications in the United States relating to our technology, as well as counterparts of certain of these applications in many foreign countries. Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on Valentis’ competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

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

A number of the biopharmaceuticals that Valentis and/or its corporate partners are investigating, or may use in its products are, or, may become patented by others. As a result, Valentis or its corporate partners may be required to obtain licenses to gene sequences, proteins, or other technology to which it currently has no proprietary rights in order to use or market such potential products. In addition, some of the potential products based on our delivery systems may require the use of multiple proprietary technologies. Consequently, Valentis or its corporate partners may be required to make cumulative royalty payments to several third parties. Such cumulative royalties could reduce amounts paid to Valentis or be commercially prohibitive. In connection with our efforts to obtain rights to gene sequences, proteins, or other proprietary technology, Valentis may find it necessary to convey rights to its technology to others. There can be no assurance that Valentis or its corporate partners will be able to obtain any required licenses on commercially reasonable terms or at all. If required licenses are not available to Valentis, it may not be able to develop or market certain potential products and technologies.

The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with those of Valentis. Valentis is aware of patent applications filed and patents issued to third parties relating to genes, gene delivery technologies and gene therapeutics, and there can be no assurance that any patent applications or patents will not have a material adverse effect on potential products Valentis or its corporate partners are developing or may seek to develop in the future.

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

GOVERNMENT REGULATION

While Valentis is no longer developing any of its remaining potential products or technologies, the production and marketing of any of Valentis’ potential products will be subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration (FDA). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our potential products as biologics. Biologics are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of biological products. At the FDA, the Center for Biologics Evaluation and Research is responsible for the regulation of biological products and has handled the FDA’s regulation of most gene therapeutics to date. Gene therapy, however, is a relatively new technology, and it is uncertain whether any unique regulatory requirements may be imposed upon gene therapeutics. We are not aware of any gene therapeutics that have received marketing approval from the FDA or any comparable foreign authorities.

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

Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I (the initial introduction of the product into human subjects or patients), the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and test for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of Valentis’ or its corporate partners’ potential products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

The results of product development, preclinical animal studies, and human studies are submitted to the FDA as part of the NDA. The NDA must also contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the NDA will be approved. Similar regulatory approval requirements exist for the marketing of these products outside the United States (e.g., Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any potential product developed by Valentis and/or its corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product candidate is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

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

Valentis’ previous research and development activities involved the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products. Valentis remains subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials complied and continue to comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, Valentis could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of the operations, business or assets of Valentis will not be materially adversely affected by current or future environmental laws or regulations.

COMPETITION

As a result of Valentis’ July 2006 announcement of negative results in its Phase IIb clinical trial of VLTS 934 in PAD and its sole current focus on assessing strategic opportunities, including the sale or merger of the business and the sale of certain assets, competitive considerations are less keen at this time. However, overall the pharmaceutical and biotechnology industries are highly competitive and strong competition, or the perception of strong competition, may dilute the value of our remaining potential products and technologies. Several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics. For example, AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies that compete with or could compete with our potential products and technologies. Such competitors may develop safer, more effective or less costly cardiovascular or gene-based therapeutics. Moreover, Valentis faces competition from such companies, as well as the competitors described above, in establishing corporate collaborations with pharmaceutical and biotechnology companies, relationships with academic and research institutions and in negotiating licenses to proprietary technology, including intellectual property.

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than Valentis. There is no assurance that research and development by such competitors would not render Valentis’ potential products and technologies, or the potential products and technologies developed by its corporate partners, obsolete or non-competitive, or that any potential product and technologies Valentis or its corporate partners develop would be preferred to any existing or newly developed products and technologies. In addition, there is no assurance that competitors will not develop safer, more effective or less costly cardiovascular therapies, gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis or its corporate partners, any of which could have a material adverse effect on the business, financial condition or results of operations of Valentis.

PRODUCT LIABILITY INSURANCE

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. Valentis currently has only limited product liability insurance, and there can be no assurance that we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit Valentis’ business. A product liability claim brought against Valentis in excess of its insurance coverage, if any, could have a material adverse effect upon its business, financial condition and results of operations.

EMPLOYEES

As of September 20, 2006, Valentis employed eight individuals full-time, including two who hold doctoral degrees. Current employees are engaged in finance and administrative activities, including assessing strategic opportunities that may be available to Valentis, including the sale or merger of the business and the sale of certain assets or other actions. Valentis expects to further reduce its current workforce by approximately 66% by the end of October 2006. Valentis employees are not represented by a collective bargaining agreement. We believe our relationships with our remaining employees are good.

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

Our business to date has been largely dependent on the success of VLTS 934. In July 2006, we announced that our Phase IIb clinical trial of VLTS 934 failed to meet any of its primary or secondary endpoints and that we had no further plans for the development of VLTS 934. We have undertaken restructuring activities since our announcement, but we may be unable to successfully manage our remaining resources, including available cash, which would adversely affect our business and may require us to seek bankruptcy protection.

In July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. We have no plans for further development of VLTS 934 and we have terminated our Phase IIb clinical trial. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development VLTS 934.

Following our announcement regarding the results of our clinical trial for VLTS 934, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007. As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, Valentis is currently assessing its strategic opportunities including the sale or merger of the business, the sale or license of certain assets and the resolution of property leases. We are exploring alternatives to terminate our current facilities lease and divest related equipment and tenant improvements. We are also exploring strategic opportunities that may be available to us, including the sale or merger of our business, the sale of certain of our assets or other options. Despite these efforts, we may be unable to adequately reduce expenses associated with our existing agreements and commitments, including agreements related to our facilities, VLTS 934, our other potential products and technologies or otherwise related to our business. If we fail to reduce our current expenses or generate additional cash resources through sales of our assets or otherwise, we will be unsuccessful in managing our remaining resources, which would adversely affect our business and reduce the value of an investment in, and trading price of, our common stock and may require us to seek bankruptcy protection.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2006, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Given our July 2006 announcement that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints, we are focusing our business efforts on pursuing strategic opportunities that may be open to us, including the sale or merger of our business, the sale of certain of our assets or other actions. If we fail to show progress toward a suitable strategic alternative, we will be unable to dispel any continuing doubts about our ability to continue as a going concern, which would adversely affect our ability to consummate any such strategic alternative, enter into collaborative relationships with business partners, raise additional capital or further develop our remaining potential products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

We may engage in strategic alternatives, which could materially adversely affect our business. If we are unsuccessful in consummating a suitable strategic alternative, we may be required to seek bankruptcy protection.

Following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we are actively considering strategic alternatives that may be available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, such as the sale of certain of our assets, business combinations, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. Our strategic measures implemented to date and any strategic opportunity we may pursue could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock. Any strategic alternative we pursue may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Moreover, given our financial condition and recent and anticipated workforce reductions, we may not be able to successfully implement any strategic alternative we pursue, and even if we determine to pursue one or more of the strategic alternatives described above, we may be unable to do so on acceptable financial terms and such alternatives may not enhance stockholder value or improve the trading price of our common stock. Although pursuing a strategic opportunity is subject to the risks outlined herein, if we are unsuccessful in consummating a suitable strategic alternative, our business would be materially adversely affected and we may be required to seek bankruptcy protection.

Our remaining potential products and technologies are in early stages of development. We have no current plans to continue the development of any of these potential products or technologies and any efforts to develop and commercialize these potential products or technologies would be subject to a high risk of failure. In addition, we do not have sufficient resources to pursue the development of any of these potential products or technologies.

The process of successfully developing potential products or technologies is very time-consuming, expensive and unpredictable, there is a high rate of attrition for product candidates in preclinical and clinical trials and it may be difficult or impossible for us to develop, commercialize or license any novel or existing technologies. Until our recent July 2006 announcement regarding VLTS 934, our business strategy depended upon the successful clinical development of VLTS 934 and the subsequent development of additional potential products and technologies in our pipeline. Shortly following this announcement, we announced a workforce reduction of 55% of our employees, which included the elimination of scientific staff and advisors necessary to further develop our potential product candidates and technologies. We anticipate a further workforce reduction of approximately 66% of our employees by the end of October 2006. Consequently, we have no current plans to pursue the development of any of our remaining potential products and, in any event, such potential products and technologies currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those potential products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that any future research and development efforts we might undertake will be successful. In September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in its Phase IIa clinical trial in patients with the intermittent claudication form of peripheral arterial disease. In July 2006, we reported that our VLTS 934 product did not meet its primary or any of its secondary endpoints in its Phase IIb clinical trial in patients with peripheral arterial disease. All of our remaining potential products and technologies will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any future research and development and clinical trial efforts will result in viable products or technologies.

Our remaining potential products and technologies include DEL-1, Deltavasc™, DEL-1 antibody, certain technologies for gene-based synthetic delivery systems, including PINC polymers, CLIC lipids and DNA Vax, Hermes gene expression technology, GeneSwitch regulation technology, OptiPEG PEGylation technology and plasmid backbone technology, all of which are described in more detail in “Business” in this Annual Report on Form 10-K. We are considering strategic opportunities that may be available to us with respect to our potential products and technologies, given the substantial reduction in our research and development and clinical resources in connection with the termination of our VLTS 934 development activities. We will be unable to successfully develop these potential products and technologies ourselves, and we also may be unable to enter into strategic collaborations with third parties to pursue the development of these potential products and technologies. Even if we are able to identify potential strategic collaborators or licensees for these potential products and technologies, we may be unable to negotiate relationships with these parties on favorable terms, or at all. Moreover, any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may limit our ability to carry out any further research and development activities or strategic opportunities we may opt to pursue with respect to our remaining potential products and technologies, which would have a material adverse effect on our business and financial condition, including our viability as an enterprise.

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $15.6 million, $11.3 million and $6.5 million, for our fiscal years ended June 30, 2006, 2005 and 2004, respectively. As of June 30, 2006, we had an accumulated deficit totaling approximately $240.0 million. In addition, following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further workforce reductions of approximately 66% are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007 and paid in the fiscal first and second quarters of 2007. We have no current plans to develop or commercialize any of our remaining potential products or technologies and, in any event, the development and commercialization of potential products and technologies will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we evaluate the strategic opportunities that may be available to us, which may include the sale or merger of our business, the sale of certain assets or other actions. Our ability to achieve profitability depends on the outcome of our efforts with respect to these strategic alternatives and the other risk factors set forth in this Annual Report on Form 10-K. Because of the numerous risks and uncertainties associated with our restructuring and strategic activities and our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We announced a significant reduction in our workforce in August 2006 and we anticipate further substantial reductions in our workforce will occur. As a result of our financial condition and actual and anticipated workforce reductions, we may not be successful in retaining key employees or in attracting additional qualified personnel, which could adversely affect our efforts to effectively manage our remaining resources and explore or consummate any strategic opportunities that may be available to us.

In July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Shortly thereafter, in

August 2006, we announced that our Board of Directors had approved a plan to reduce our staff by eliminating approximately 55% of our employees on August 18, 2006. Further workforce reductions of approximately 66% are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007.

We anticipate that several members of our principal management may not remain with us over the long term. Moreover, given our current financial condition, we expect that it will be difficult to attract and retain the services of any additional personnel we may need to operate our business or consummate any strategic opportunity that may be available to us. While a further reduced workforce will assist us in conserving our remaining resources, the loss of the services of any principal member of our management could significantly delay or prevent the achievement of any strategic alternatives that may be available to us, which would adversely affect our future business prospects and the value of an investment in our common stock.

There are no assurances that we can maintain our listing on The Nasdaq Capital Market, and the failure to maintain this listing could adversely affect the liquidity and price of our common stock.

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

In August 2006, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because the closing bid price per share for our common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until February 20, 2007, to regain compliance with the Minimum Bid Price Rule. Should we fail to regain compliance with the Minimum Bid Price Rule by February 20, 2007, Nasdaq will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, Nasdaq will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our common stock will be delisted.

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

Our stock price has been and may continue to be volatile, and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has dropped significantly as a result of our recent announcements regarding our product candidate VLTS 934 and may continue to be highly volatile. Our common stock has traded below $1.00 per share since these announcements and closed at $.3802 on

September 26, 2006. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•       announcements regarding any strategic alternative we may choose to pursue or the lack of such announcement;

•       announcements regarding future reductions in our remaining staff;

•       announcements regarding our financial condition;

•       developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

•       changes in our eligibility for continued listing of our common stock on The Nasdaq Capital Market;

•       our ability to attract and retain corporate partners;

•       developments related to our patents or other proprietary rights or those of our competitors;

•       announcements by us or our competitors of new products or product candidates, technological innovations, contracts, acquisitions, corporate partnerships or joint ventures; and

•       market conditions for biopharmaceutical or biotechnology stocks in general.

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

We may engage in strategic alternatives, which could result in changes to our management and Board of Directors, which could result in material changes to our business operations, strategies and focus moving forward.

Following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we are actively considering strategic alternatives that may be available to us with the goal of maximizing stockholder value. These strategic alternatives may include a variety of different business arrangements, including business combinations. If we pursue any business combination opportunities available to us, any resulting entity may have a substantially, or completely, different management group and board of directors. There can be no guarantee that any such different management group and board of directors would operate Valentis consistent with our past business operations, strategies and focus. Moreover, even if we are able to pursue a business combination, there can be no assurance that any resulting entity and material changes in our business operations, strategies or focus would be successful, and such transactions could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock. Any strategic alternative we pursue may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

Certain of our collaboration, contract research, license and other agreements may be affected as a result of our current business focus on strategic alternatives. The parties to such agreements may be able to terminate such agreements if we are unable to perform our obligations under such agreements or if we pursue certain types of strategic alternatives, which could prevent or delay us from consummating certain strategic alternatives and reduce the value of our remaining potential products and technologies.

Following our July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934 in parties with PAD, we have ceased all research and development activities on all of our potential products and technologies, including activities under our collaboration and contract research agreements and activities relating to our clinical trials. Certain of our collaboration, contract research, license and other agreements may give our partners the right to terminate such agreements if we fail to perform our obligations under such agreements. For example, we expect that each of our corporate collaborations described under the caption “Item 1. Business—Corporate Collaboration” will be terminated according to the terms of the respective agreement underlying such collaborations. Although we do not expect that any of our technology licenses or academic licenses will be terminated in the near term, we cannot guarantee that our partners to such agreements will not seek to terminate their agreements with us. The loss of any of these agreements, or the rights we receive under such agreements, may materially adversely affect the aggregate value of our remaining potential products and technologies and may prevent us from carrying our any strategic opportunity that may be available to us, which would materially adversely affect our business results of operations and financial condition.

Moreover, certain of our collaboration, contract research, license and other agreements are silent with respect to, or contain prohibitions on, our ability to assign such agreements in the event of certain business combinations and assets sales. Although we generally believe that we have the right to assign a substantial majority of our agreements if we determine to pursue certain types of business combinations, we cannot assure you that our partners to such agreements would not seek to prevent or delay the assignment of such agreements, which might render potential strategic partners less willing to negotiate with us and decrease the value of our remaining potential products and technologies.

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

As of June 30, 2006, we had issued and outstanding 17,087,737 shares of our common stock. This amount does not include, as of June 30, 2006:

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

Our ability to pursue any strategic alternative that may be available to us or to engage in any future development and clinical testing of our potential products will require substantial additional financial resources. Our future funding requirements will depend on many factors, including:

Our ability to pursue any strategic opportunity that may be available to us or to engage in any future development and clinical testing of our potential products will require substantial additional financial resources. Our future funding requirements will depend on many factors, including:

•       any strategic alternative we may choose to pursue;

•       future reductions in our remaining staff;

•       our financial condition;

•       developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

•       changes in our eligibility for continued listing of our common stock on The Nasdaq Capital Market;

•       progress and results of our clinical trials and preclinical studies;

•       time and costs involved in obtaining FDA and other regulatory approvals;

•       scientific progress in our research and development programs;

•       size and complexity of such programs;

•       our ability to establish and maintain corporate collaborations;

•       the time and costs involved in filing, prosecuting and enforcing patent claims;

•       competing technological and market developments; and

•       the cost of manufacturing material for preclinical, clinical and commercial purposes.

We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and may fund our operations through additional third party financing or other means. If we raise additional funds by issuing equity securities, substantial dilution to existing stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, management is assessing, and may pursue, strategic alternatives, including the sale or merger of the business, the sale of certain assets or other actions.

We may also take actions to conserve our cash resources through further reductions in our personnel or by relinquishing greater or all rights to our potential products at an earlier stage of development or on less favorable terms than we otherwise would. Any or all of these actions could have a material adverse affect on our business.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The market price of development stage companies is typically volatile. When there is a sharp drop in the stock price of a development stage company, stockholder class actions may be filed against the company. Our stock price dropped substantially following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934 and has traded below $1.00 per share since our announcement. We do not anticipate that the price of our common stock will significantly increase in the short term. As a result, we may become involved in securities litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Due to our financial condition, we may be unable to attract and retain corporate or academic partners to develop, introduce and market our remaining potential products and technologies.

Our business strategy has been to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our potential products and technologies. We face intense competition from many other companies in the pharmaceutical and biotechnology industries for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. Our financial condition will substantially reduce our ability to attract and retain current and potential corporate and academic partners, which will reduce our ability to develop, introduce and market our potential products and could adversely affect our business.

In addition, as a result of our recent announcements concerning VLTS 934 and our recent restructuring activities, our existing partners may not devote sufficient resources to the development, introduction and marketing of our remaining potential products or technologies or may elect to cease pursuing further development and commercialization of potential products or technologies resulting from collaborations with us. If any of our corporate or academic partners elects to terminate its relationship with us, the value of our remaining assets may be materially adversely affected. We may not be able to negotiate alternative corporate or academic partnership agreements on acceptable terms, or at all.

Our potential products are subject to extensive regulatory approval by the FDA and others, including with regard to completion of clinical trials, which is expensive, time consuming and uncertain. We cannot assure you that any of our remaining potential products or technologies will be approved.

We are subject to significant regulatory requirements, including the successful completion of clinical trials, prior to the commercialization of our potential products. Under the Federal Food, Drug and Cosmetic Act, the Public Health Services Act, and related regulations, the Food and Drug Administration, or FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs and biologics in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures.

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time, effort and financial and human resources. We have limited experience in conducting clinical trials, and we may encounter problems or fail to demonstrate the efficacy or safety that cause us, or the FDA, to delay, suspend or terminate the development of any potential products. For example, in July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. We have no plans for further development of VLTS 934 and we have terminated our Phase IIb clinical trial. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development VLTS 934.

Although we have a pipeline of remaining potential products and technologies, we have no current plans for the further commercial development of any of our potential products or technologies. Even were we able to continue development of any of our potential products, clinical trials are long, expensive and uncertain processes during which we may encounter difficulties completing the trial. Problems we may encounter include the unavailability of preferred sites for conducting the trials, an insufficient number of eligible subjects, changes in the number of subjects based on the performance of interim analyses, changes in protocol and other factors, which may delay the advancement of our clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation.

We cannot assure you that clinical testing for any of our remaining potential products will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our potential products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA. In addition, should any other future clinical trials for our potential products fail to demonstrate a statistically significant therapeutic drug effect and/or show that our potential products are safe for the targeted patient population, our business and prospects could be harmed, the market price of our common stock could fall, our ability to generate revenues from those potential products could be adversely affected, delayed or prevented entirely, and we may not be able to obtain additional financing on acceptable terms, or at all.

Even if we successfully obtain FDA approval for our potential products, we may not be able to obtain the regulatory approvals necessary to market our potential products outside the United States since the commercialization of our potential products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our potential products within and outside the United States or whether we will be able to obtain those regulatory approvals at all. Our failure to successfully complete any necessary clinical trials, and obtain FDA and any applicable foreign government approvals, or any delays in receipt of such approvals, could have a material effect on our business, results of operations and financial condition.

We face strong competition in the markets we have targeted from other companies with substantially greater experience, financial resources and name recognition than us, and competition from alternative treatments in the biopharmaceuticals market. If our potential products and technologies do not remain competitive, their value may be materially diminished.

The pharmaceutical and biotechnology industries are highly competitive. We are aware of several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics that compete with our remaining potential products and technologies. For example, we are aware that AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies. Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas and substantially greater financial, research, product development, manufacturing, marketing and technical resources than we have. Some companies also have greater name recognition than us and long-standing collaborative relationships. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, and existence of competing products, and treatments and general economic conditions. If our remaining potential products and technologies do not remain competitive in light of these factors, their value may be materially diminished, which would adversely affect our business prospects.

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

Adverse events in the field of cardiovascular therapies may negatively impact regulatory approval or public perception of our potential products and technologies.

The FDA may become more restrictive regarding the conduct of clinical trials including cardiovascular therapies. This approach by the FDA could lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of clinical trials. In addition, negative publicity may affect patients’ willingness to participate in clinical trials. If fewer patients are willing to participate in clinical trials, the timelines for recruiting patients and conducting such trials will be delayed. The commercial success of our potential products and technologies will depend in part on public acceptance of the use of our therapies for the prevention or treatment of human diseases. Negative public reaction to our therapies in general could result in stricter labeling requirements of products, including any of our potential products, and could cause a decrease in the demand for products we may develop, if any.

If we are unable to obtain rights to required technologies including poloxamer, proprietary gene sequences, proteins or other technologies, we will be unable to operate our business.

Our remaining potential products involve multiple component technologies, many of which may be patented by others. For example, our potential products can use poloxamers, proprietary gene sequences, proteins or other technologies some of which have been, or may be, patented by others. As a result, we may be required to obtain licenses or acquire rights to those poloxamers, gene sequences, proteins or other technologies. We may not be able to obtain a license or acquire rights to those technologies on reasonable terms, or at all. As a consequence, we may be prevented from developing potential products or we may have to make cumulative royalty payments to several companies. These cumulative royalties would reduce amounts paid to us or could make our potential products too expensive to develop or market. From time to time, we may engage in preliminary discussions with third parties concerning potential acquisitions of technologies, products or product candidates. Even if we are successful in acquiring technologies, products or product candidates, we may experience difficulties in and costs associated with the assimilation of technologies, products, product candidates, operations and personnel acquired, diversion of management’s attention from other business concerns, inability to maintain uniform standards, controls, procedures and policies and the subsequent loss of key personnel. If we are unable to acquire or obtain rights to technologies, products or product candidates necessary for our business, our business would be harmed.

We rely on patents and other proprietary rights to protect our intellectual property and any inability to protect our intellectual property rights would adversely impact our business.

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our potential products that are significant to the development of our business. We own or have exclusive rights to 39 issued United States patents and 45 granted foreign patents. We own or have exclusive rights to approximately 12 pending patent applications in the United States and 34 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our potential products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

We could become subject to litigation regarding our intellectual property rights, which could seriously harm our business.

In previous years, there has been significant litigation in the United States involving patents and other intellectual property rights. Competitors in the biotechnology industry may use intellectual property litigation against us to gain advantage. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation, if successful, also could force us to stop selling, incorporating or using our potential products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or redesign our potential products that use the technology. We may also be required in the future to initiate claims or litigation against third parties for infringement of our intellectual property rights to protect such rights or determine the scope or validity of our intellectual property or the rights of our competitors. The pursuit of these claims could result in significant expenditures and the diversion of our technical and management personnel and we may not have sufficient cash and manpower resources to pursue any such claims. If we are forced to take any of these actions, our business may be seriously harmed.

Any claims, with or without merit, and regardless of whether we prevail in the dispute, would be time-consuming, could result in costly litigation and the diversion of technical and management personnel and could require us to develop non-infringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from developing and selling our potential products, which would have a material adverse effect on our business, results of operations and financial condition.

We may experience delays in the commercial introduction, manufacture or regulatory approval of our potential products as a result of failure to comply with FDA manufacturing practices and requirements.

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s current good manufacturing practice (cGMP) regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA’s general biological product standards and may be subject to state regulation as well. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials, commercialize our potential products and adversely affect our business. We cannot assure you that we or any of our existing or future contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements and the FDA could suspend or further delay our clinical trials, the commercial introduction and manufacture of our potential products or place restrictions on our ability to conduct clinical trials or commercialize our potential products, including the mandatory withdrawal of the potential product from the clinical trials.

Our research and development processes involved the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products that could subject us to unanticipated environmental liability and would adversely affect our results of operations. We are subject to federal, state and local environmental laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our current non-affiliated market capitalization qualifies us as a non-accelerated filer. As such, we are required to comply with the Section 404 requirements beginning with the fiscal year that ends June 30, 2008. We intend to diligently and vigorously assess (and enhance as may be appropriate) our internal control over financial reporting in order to ensure compliance with the Section 404 requirements. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties, that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal control over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner, which may result in our independent registered public accounting firm issuing a qualified or adverse report on our internal control and/or management’s assessment thereof. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

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

Our executive officers, directors and their affiliates beneficially own or control in excess of approximately 22% of outstanding common shares, warrants or options to purchase common stock, with approximately 15% of outstanding common shares, warrants and options to purchase common stock held by Perseus-Soros BioPharmaceutical Fund, L.P. As a result, our executive officers, directors and their affiliates will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent an outside party from acquiring or merging with us, which could in turn reduce our stock price.

If our facilities were to experience an earthquake or other catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. Our corporate headquarters and remaining business operations are located near major earthquake faults in Burlingame, California. Any such loss at any of our facilities could disrupt our operations, delay development of our potential products and result in large expense to repair and replace our facilities. We currently do not maintain insurance policies protecting against catastrophic loss, except for fire insurance with coverage amounts normally obtained in our industry.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Valentis leases approximately 45,000 square feet in Burlingame, California, which was fully occupied as of June 30, 2006. The facilities were built to Valentis’ specifications to accommodate our laboratory, support and administrative needs and include manufacturing facilities designed to supply material required for preclinical research and development and initial clinical trials. These leases expire in October 2007 with renewal options at the end of the initial terms to extend the leases for an additional five years.

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, Valentis is currently assessing its strategic opportunities including the sale or merger of the business, the sale or license of certain assets and the resolution of property leases, which the Company believes will be resolved without material adverse effect.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “VLTS.” The following table sets forth, for the calendar periods indicated, the high and low sales prices of the common stock reported by Nasdaq.

	High	Low
2004
First Quarter	$8.44	$2.60
Second Quarter	7.95	3.75
Third Quarter	10.43	1.90
Fourth Quarter	2.69	1.88
2005
First Quarter	$3.90	$2.20
Second Quarter	3.19	2.26
Third Quarter	2.90	2.11
Fourth Quarter	2.60	1.48
2006
First Quarter	$3.95	$2.12
Second Quarter	4.06	2.64
Third Quarter (through September 26, 2006)	3.50	0.15

On September 26, 2006 the last sale price reported on the Nasdaq Capital Market for Valentis’ common stock was $0.38 per share. As of that date, there were approximately 318 stockholders of record of our common stock.

Sales and Repurchases of Securities

During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933:

In March 2006, the Company completed a private placement, in which the Company issued and sold 2,100,000 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 1,050,000 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $5.0 million. The warrants are exercisable at $3.00 per share. In addition, the Company issued to the designees of Griffin Securities, Inc., the placement agent of the private placement, warrants to purchase 22,500 shares of common stock at $3.00 per share, exercisable for a five-year period. The issuance of our common stock and warrants in the private placement was exempt from the registration requirements under the Securities Act because all of the securities were issued solely to accredited investors, as defined in Rule 501 of Regulation D of the Securities Act.

We did not repurchase any of our equity securities during the fourth quarter of the fiscal year ended June 30, 2006.

Dividends

Valentis has never paid any cash dividends on its common stock.

ITEM 6.                SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaborative research and development revenue	$—	$—	$—	$—	$3,333
License and milestone revenue	627	1,640	7,284	3,958	487
Contract research revenue	100	476	—	—	—
Other revenue	—	61	194	—	17
Total revenue	727	2,177	7,478	3,958	3,837
Costs and Operating expenses:
Cost of contract research revenue	93	521	—	—	—
Research and development	11,228	9,169	10,054	9,965	23,738
General and administrative	4,987	3,763	3,912	8,859	7,853
Restructuring charges	—	—	—	832	1,812
Amortization of goodwill and other acquired intangible assets	—	—	—	—	4,914
Total operating expenses	16,308	13,453	13,966	19,656	38,317
Loss from operations	(15,581)	(11,276)	(6,488)	(15,698)	(34,480)
Other income and expense, net	244	193	4	838	1,390
Net loss	(15,337)	(11,083)	(6,484)	(14,860)	(33,090)
Deemed dividend	—	—	—	(4,972)	(2,590)
Adjustment resulting from the reduction in the Series A Preferred stock conversion price	—	—	—	(22,293)	—
Dividends on convertible preferred stock	—	—	—	(882)	(1,557)
Net loss applicable to common stockholders	$(15,337)	$(11,083)	$(6,484)	$(43,007)	$(37,237)
Basic and diluted net loss per share applicable to common stockholders	$(0.99)	$(0.85)	$(0.81)	$(13.86)	$(33.61)
Shares used in computing basic and diluted net loss per common share	15,453	13,028	8,024	3,103	1,108

	June 30,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,348	$12,513	$20,450	$3,290	$19,104
Working capital	2,300	10,624	16,905	230	14,137
Total assets	5,258	14,152	21,891	6,078	24,044
Convertible redeemable preferred stock	—	—	—	—	25,828
Accumulated deficit	(239,974)	(224,637)	(213,554)	(207,070)	(192,210)
Total stockholders’ equity (net capital deficiency)	2,843	11,569	17,890	2,589	(7,701)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations regarding any strategic opportunities that may be available to us, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our intention to license potential products and technologies to a pharmaceutical company that will assume responsibility for late-stage development and commercialization and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the outcomes of our clinical trials in patients with peripheral arterial disease, uncertainties related to our financial condition, uncertainties related to the strategic opportunities that may be available to us, our need for additional capital, our going concern report from our independent registered public accounting firm and the other risk factors set forth in this Annual Report on Form 10-K. Further, there can be no assurance that necessary regulatory approvals for any of our potential products will be obtained. Actual results may differ materially from those projected in such forward-looking statements as a result of the “Risk Factors” described previously and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.

COMPANY OVERVIEW

Valentis is a biotechnology company that was previously engaged in the development of innovative products for peripheral artery disease, or PAD. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque, which obstructs blood flow.

On July 11, 2006 Valentis announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in its Phase IIb clinical trial of VLTS 934 in PAD. The primary efficacy endpoint in the study was improvement in exercise tolerance on an escalating grade treadmill after 90 days in patients receiving VLTS 934 versus patients receiving placebo. The trial was a randomized, double-blind, placebo-controlled Phase IIb trial of VLTS 934 versus a saline placebo in 157 patients with the intermittent claudication form of PAD.

After 90 days, there was no statistically significant change in exercise in the 78 patients receiving VLTS 934 versus the 79 patients receiving placebo. There were also no significant differences in any of the secondary endpoints of exercise tolerance at 30 days, ankle-brachial index at 30 and 90 days, total work capacity at 30 and 90 days and quality of life at 90 days. VLTS 934 was well tolerated in the trial with no definitely related severe adverse effects.

Valentis has no plans for further development of VLTS 934, has ceased research and development activities on all of its remaining potential products and technologies and is assessing strategic opportunities, which include the sale or merger of the business, the sale of certain assets or other actions.

In conjunction with the assessment of strategic opportunities, Valentis reduced its workforce by eliminating 55% of its employees on August 18, 2006. Further reductions in workforce of approximately 66% are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and

$1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007.

Additional actions Valentis has taken following its July 2006 announcement regarding negative results in its Phase IIb clinical trial of VLTS 934 in patients with PAD include (i) ceasing all research and development activities on all of its potential products and technologies, including activities under its collaboration and contract research agreements and activities relating to clinical trials and (ii) terminating its 401(k) plan in August 2006.

Valentis has several remaining potential products and technologies, including its proprietary products VLTS 934, and DEL-1 and gene delivery and expression technologies, and proprietary formulation and manufacturing technologies that allow the generation of novel therapeutics to treat a wide range of diseases. While Valentis focused its efforts on the development of novel PAD therapeutics, its technologies are being applied by its collaborators for the development of therapeutics to treat a variety of indications including infectious diseases and cancer. Valentis is assessing strategic opportunities that may be available to it, including the sale or license of these remaining potential products and technologies. Valentis’ remaining potential products and technologies includes:

•       VLTS 934 product candidate for compromised cell membranes;

•       Deltavasc™ product candidate for angiogenesis or stimulation of new blood vessel growth;

•       Del-1 Protein product candidate for promotion of vascular growth and inhibition of endothelial cell death;

•       DEL-1 antibody for anti-angiogenesis or the inhibition of new blood vessel formation;

•       PINC™ polymer, synthetic gene delivery system;

•       CLIC™ lipids delivery system;

•       DNAVax™ polymer-based delivery system;

•       Hermes™ gene expression technology;

•       GeneSwitch® gene regulation technology;

•       OptiPEG™ PEGylation technology;

•       Plasmid backbone technology;

•       Scalable processes to manufacture plasmid DNA formulated products; and

•       Ten other early-stage potential products in development through partners, which utilizing Valentis’ licensed technologies.

In August 2006, Valentis received a letter from the Listing Qualifications Department of The Nasdaq Stock Market indicating that Valentis is not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because the closing bid price per share for Valentis common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, Valentis will be provided 180 calendar days, or until February 20, 2007, to regain compliance with the Minimum Bid Price Rule. Should Valentis fail to regain compliance with the Minimum Bid Price Rule by February 20, 2007, Nasdaq will determine whether Valentis meets The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If Valentis meets the initial listing criteria, Nasdaq will notify Valentis that it has been granted an additional 180 calendar day compliance period. If Valentis is not eligible for an additional compliance period, Nasdaq will provide Valentis with written notification that its common stock will be delisted.

Results of Operations

Fiscal Years Ended June 30, 2006, 2005 and 2004

Revenue

Revenue recognized in the fiscal years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended June 30,
	2006	2005	2004
License and milestone revenue:
GeneSwitch® licenses	$393	$1,021	$284
DNAVax™ gene delivery technology license and milestone	—	—	500
PINC™ gene delivery technology licenses	114	619	—
PEGylation technology licenses	120	—	6,500
	627	1,640	7,284
Contract research revenue	100	476	—
Other revenue	—	61	194
Total	$727	$2,177	$7,478

Changes in revenue for each of the fiscal years ended June 30, 2006, 2005 and 2004 are explained below:

•       The GeneSwitch® revenue recognized in fiscal 2006, 2005 and 2004 resulted primarily from license and annual license maintenance fees received under several agreements for our GeneSwitch® technology. The GeneSwitch® revenue recognized in fiscal 2005 included approximately $500,000 of license fees received from Schering AG that was non-recurring.

•       The DNAVax™ gene delivery technology license and milestone revenue of $500,000 recognized in fiscal 2004 consists of a milestone payment of $250,000 and a license fee of $250,000 received during fiscal 2004 under a license agreement related to our DNAVax™ delivery technology.

•       The PINC™ gene delivery technology revenue recognized in fiscal 2006 and 2005 resulted primarily from license and annual license maintenance fees received under several agreements for our PINC™ gene delivery technology. The PINC™ gene delivery technology revenue recognized in fiscal 2005 included approximately $500,000 of license fees received from Schering AG that was non-recurring.

•       The PEGylation revenue recognized in fiscal 2006 primarily reflected an exclusive worldwide license of our pegylated liposome technology. In July 2003, PolyMASC Pharmaceuticals plc, our wholly owed subsidiary, entered into a license and settlement agreement with ALZA Corporation, a unit of Johnson & Johnson. Under the agreement, PolyMASC settled its patent infringement litigation against ALZA and granted a worldwide, irrevocable and non-exclusive license to ALZA under its PEG-liposome patents. Non-recurring license revenue of $6.5 million was recognized from this agreement in fiscal 2004.

•       In fiscal 2006 and 2005, we recognized $100,000 and $476,000 of contract research revenue under agreements with other companies, respectively. Under the agreements, we are required to conduct research on the manufacturing of certain biological materials for other companies. The revenue was recognized based on research performed during the periods.

•       Other revenue of $61,000 and $194,000 recognized in fiscal 2005 and 2004, respectively, consisted primarily of profit sharing and royalties received under a plasmid DNA manufacturing agreement.

Revenue derived from corporate collaborations and licenses helps Valentis fund its operations and may increase in the future if Valentis is successful in establishing new collaborations and additional licensing of its technology. If Valentis is unsuccessful in establishing new collaborations, additional licensing and grants, revenues may decline. Therefore, a reduction in funds for conducting research and development, clinical trial, manufacturing, marketing and sales efforts may occur.

Valentis has no plans for further development of any of its potential products and technologies and its sole current focus is on assessing its strategic opportunities. As a result, Valentis’ collaborators may exercise their contractual rights to terminate their collaboration arrangements with Valentis. Valentis expects that each of its corporate collaborations will be terminated according to the terms of the respective contracts underlying such collaborations moving forward.

Costs and Expenses

Costs of contract research were $93,000 and $521,000 for fiscal years ended June 30, 2006 and 2005, respectively, which consisted of costs incurred for contract research on the manufacturing of biological materials for other companies and included direct and related overhead expenses and costs of general and administrative support. We did not have contract research arrangements with other companies prior to the fiscal year ended June 30, 2005.

Research and development expenses were $11.2 million, $9.2 million and $10.1 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The increase in expenses in fiscal 2006 compared to 2005 primarily reflects increased expenses related to VLTS 934 Phase IIb clinical trial and stock-based compensation expenses recorded in the year ended June 30, 2006. The decrease in expenses in fiscal 2005 compared to 2004 primarily reflects decreased expenses for the Deltavasc™ PAD Phase IIa clinical trial, which completed the dosing of patients in June 2004 and resulted in a fall off in clinical trial expenses. The decrease was partially offset by expenses incurred for the commencement of the VLTS 934 Phase IIb clinical trial in March 2005. In light of the July 2006 announcement of negative results in the VLTS 934 Phase IIb clinical trial, we have no plans for further development of VLTS 934 or any of or other remaining product candidates and technologies. We are currently assessing our strategic opportunities, which include the sale or merger of the business, the sale or license of certain assets or other actions.

All of our research and development expenses for the fiscal years ended June 30, 2006, 2005 and 2004 were incurred in connection with the development of novel peripheral arterial disease therapeutics.

General and administrative expenses were $5.0 million, $3.8 million and $3.9 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The increase in expenses in fiscal 2006 compared to 2005 was primarily attributable to stock-based compensation expenses recorded in fiscal 2006. The decrease in expenses in fiscal 2005 compared to 2004 was primarily attributable to lower depreciation and clinical support expenses in fiscal 2005, partially offset by expenses recorded in fiscal 2005 for the issuance of warrants to non-employees for services provided. In light of the July 2006 announcement of negative results in the VLTS 934 Phase IIb clinical trial, we have no plans for further development of VLTS 934 or any of or other remaining product candidates and technologies. Our general and administrative staff are assessing our strategic opportunities, which include the sale or merger of the business, the sale or license of certain assets or other actions. We expect general and administrative expenses to decline going forward as we determine to pursue, and complete, any of the strategic opportunities that may be available to us.

Interest Income and Other Income and Expense, net

Interest income and other income and expense, net was approximately $244,000, $193,000 and $4,000 in fiscal 2006, 2005 and 2004, respectively. The increase in interest income and other income and expense, net in fiscal 2006 compared to 2005 was primarily attributable to lower state franchise tax expenses incurred in fiscal 2006. The increase in interest income and other income and expense, net in fiscal 2005 compared to 2004 was primarily attributable to higher interest income derived from higher investment balances in fiscal 2005. We did not incur any interest expenses for fiscal 2006, 2005 and 2004.

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

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date (see Note 2  for more information).

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2006 that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph states the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $15.3 million for the fiscal year ended June 30, 2006, and our accumulated deficit was $240.0 million at June 30, 2006 and (ii) we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunity that may be available to us, including a potential merger or sale of the business. These funds may be derived from the sale or license of assets or other actions. We expect these funds to allow Valentis to carry-on operations until fiscal second or third quarter 2007. Management’s plans as to these matters are also described in Note 1 to the consolidated financial statements.

If we are unable to obtain the required additional financial resources to enable us to fund the completion of the strategic opportunities that may be available to us, or if we are otherwise unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

Subsequent to the fiscal year ended June 30, 2006, on July 11, 2006, we announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in our Phase IIb clinical trial of VLTS 934 in PAD. We have no plans for further development of VLTS 934 or any of our other remaining potential products and technologies and are assessing strategic opportunities, which include the sale or merger of our business, the sale of certain assets or other actions.

In conjunction with our assessment of strategic opportunities, we reduced our workforce by eliminating 55% of our employees on August 18, 2006. Further reductions in workforce of approximately 66% are anticipated by the end of October 2006. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007.

In August 2006, we received a letter from the Listing Qualifications Department of The Stock Market indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because the closing bid price per share for our common stock has been below $1.00 per share for 30 consecutive trading days. In accordance with Nasdaq Marketplace Rules, we will be provided 180 calendar days, or until February 20, 2007, to regain compliance with the Minimum Bid Price Rule. Should we fail to regain compliance with the Minimum Bid Price Rule by February 20, 2007, Nasdaq will determine whether we meet The Nasdaq Capital Market initial listing criteria set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, Nasdaq will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, Nasdaq will provide us with written notification that our common stock will be delisted.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which has included funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, pursuing and completing acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. We expect that proceeds received from any future issuance of stock, if any, will be used to fund our efforts to pursue and consummate strategic opportunities that may be available to us.

In March 2006, the Company completed a private placement, in which the Company issued and sold 2,100,000 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 1,072,500 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $5.0 million. The warrants are exercisable at $3.00 per share (the “March 2006 Private Placement”).

We entered into registration rights agreements with the purchasers in the March 2006 Private Placement. Pursuant to the registration rights agreements, we filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants in the March 2006 Private Placement. In the event we must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep the registration statement effective under the registration rights agreements, then we must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. We currently expect to be required to maintain availability of the registration statement for at least two years following the applicable closing.

In addition, under the securities purchase agreement entered into in connection with the March 2006 Private Placement, while there is an effective registration statement and if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser of the March 2006 Private Placement, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

We lease our facilities under operating leases. These leases expire in October 2007 with renewal options at the end of the initial terms to extend the leases for an additional five years.

Minimal annual rental commitments under the operating leases at June 30, 2006 are as follows (in thousands):

Year ended June 30,
2007	$1,201
2008	458
$1,659

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, Valentis is currently assessing its strategic opportunities including the sale or merger of the business, the sale or license of certain assets and the resolution of property leases, which the Company believes will be resolved without material adverse effect.

Our capital expenditures were $33,000, $8,000 and $7,000 in fiscal 2006, 2005 and 2004, respectively. We do not expect additional capital expenditures going forward as we determine to pursue, and complete, any of the strategic opportunities that may be available to us, including the sale or merger of the business or sale of certain assets.

Net cash used in operating activities for the year ended June 30, 2006 was approximately $13.2 million, which primarily reflected the net loss of $15.3 million, adjusted for non-cash stock-based compensation expenses of $1.5 million and the decreases in receivable, deposits and other assets of $700,000. Net cash used in operating activities for the year ended June 30, 2005 was approximately $12.1 million, which primarily reflected the net loss of $11.1 million and the decreases in accrued liabilities of $1.2 million related to compensation and clinical trial expenses. Net cash used in operating activities for the year ended June 30, 2004 was approximately $3.9 million, which primarily consisted of a net loss of approximately $6.5 million, an increase in accrued clinical trial expenses of approximately $1.1 million and non-cash depreciation expenses of approximately $1.4 million. We expect net cash used in operating activities to decrease going forward as additional personnel depart and we determine to pursue, and complete, any of the strategic opportunities that may be available to us, including the sale or merger of the business or sale of certain assets.

Net cash provided by investing activities was approximately $2.9 million and $7.3 million for the fiscal years ended June 30, 2006 and 2005, respectively, which primarily reflected the maturities of available-for-sale investments. Net cash used in investing activities for the fiscal years ended June 30, 2004 was approximately $10.9 million, which was primarily attributable to the purchases of marketable securities.

Net cash provided by financing activities was approximately $5.0 million, $4.1 million and $21.1 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, which consisted primarily of net proceeds received from private placements of our common stock and warrants.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 13 “ALZA License and Settlement Agreement” in our Notes to Consolidated Financial Statements), we have experienced net losses since our inception through June 30, 2006, and reported a net loss of $15.3 million for the fiscal year ended June 30, 2006. Our accumulated deficit was $240.0 million at June 30, 2006. At June 30, 2006, we had $4.3 million in cash, cash equivalents and investments, and we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunities we may pursue, including a potential merger or sale of the business. These funds may be derived from the sale or license of assets or other actions. We expect these funds to allow Valentis to carry-on operations until fiscal second or third quarter 2007.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Critical Accounting Policies

Clinical trial expenses

Valentis believes the accrual for clinical trial expense represents its most significant estimate used in the preparation of the consolidated financial statements. Valentis’ accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis’ clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past. Following Valentis’ July 2006 announcement regarding the negative results of its Phase IIb clinical trial of VLTS 934 in patients with PAD, Valentis has ceased all research and development activities on all of its potential products and technologies.

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

Revenue related to research with our corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the terms of the respective agreements. Deferred revenue may result when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because we have no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of our research efforts or by events external to us, such as regulatory approval to market a product. Following Valentis’ July 2006 announcement regarding the negative results in its Phase IIb clinical trial of VLTS 934 in patients with PAD, Valentis has ceased all research and development activities on all of its potential products and technologies, including under its agreements with corporate collaborators.

We also have licensed technology to various biotechnology, pharmaceutical and contract manufacturing companies. Under these arrangements, we receive nonrefundable license payments in cash. These payments are recognized as revenue when received, provided we have no future performance or delivery obligations under these agreements. Otherwise, revenue is deferred until performance or delivery is satisfied. Certain of these license agreements also provide the licensee an option to acquire additional licenses or technology rights for a fixed period of time. Fees received for such options are deferred and recognized at the time the option is exercised or expires unexercised. Additionally, certain of these license agreements involve technology that we have licensed or otherwise acquired through arrangements with third parties pursuant to which we are required to pay a royalty equal to a fixed percentage of amounts received by us as a result of licensing this technology to others. Such royalty obligations are recorded as a reduction of the related revenue. Furthermore, we receive royalty and profit sharing payments under a licensing agreement with a contract manufacturing company. Royalty and profit sharing payments are recognized as revenue when received. We are not currently providing contract research services for research and development manufacturing of biological materials for other companies. Under our existing service contracts, we generally receive payments based on a contractual cost per full-time equivalent employee working on the project. Revenue is recognized for actual research work performed during the period.

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R, “Share-Based Payment.” FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the year ended June 30, 2006, the Company recorded approximately $1.45 million of stock-based compensation expenses, of which $503,000 was included in research and development expense and $944,000 was included in general and administrative expense.

We estimated the fair value of stock options granted during the year ended June 30, 2006 using the Black-Scholes-Merton option pricing model. The weighted-average assumptions used under this model were as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 143% based on the Company’s historical volatility that matched the expected term; 3) Risk-free interest rate of 4.5% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised (See Note 2 “Stock-Based Compensation” in our Notes to the Consolidated Financial Statements for more information).

Contractual Obligations

Our contractual obligations as of June 30,  2006 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility lease obligations(1)	$1,659	$1,201	$458	$—	$—
Purchase obligations(2)	—	—	—	—	—
Total	$1,659	$1,201	$458	—	—

1)               We lease office facilities under noncancelabe operating leases that expire through October 2007. In connection withthe leases, we have security deposits for $39,000.

2)               Outstanding purchase orders for ongoing operations. Payments of these obligation are subject to the provision of services or products.

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, Valentis is currently assessing its strategic opportunities including the sale or merger of the business, the sale or license of certain assets and the resolution property leases, which the Company believes will be resolved without material adverse effect.

Off Balance Sheet Arrangements

At June 30, 2006 and 2005, we did not have any off balance sheet arrangements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that is designed to limit default risk, market risk, and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of June 30, 2006 and 2005. All of our market risk sensitive instruments mature within a year from the balance sheet date.

	As of June 30,
	2006	2005
Cash equivalents
Estimated market value	$3,635	$8,163
Average interest rate	4.96%	2.95%
Short-term investments
Estimated market value	$750	$3,648
Average interest rate	4.97%	2.73%
Total cash equivalents and investment securities	$4,385	$11,811
Average rate	4.97%	2.88%

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Valentis’ Financial Statements and notes thereto appear on pages 62 to 82 of this Annual Report on Form 10-K.

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

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

The executive officers of Valentis as of  September 15, 2006 are as follows:

Name	Age	Position
Benjamin F. McGraw, III, Pharm.D.	57	President, Chief Executive Officer and Chairman
John J. Reddington, Ph.D., DVM	52	Chief Operating Officer
Joseph A. Markey	52	Vice President of Finance and Administration

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows unless set forth elsewhere in this report:

Benjamin F. McGraw, III, Pharm.D.

Benjamin F. McGraw, III, Pharm.D., 57, has served as the President and Chief Executive Officer of Valentis since September 1994, when he joined Megabios Corp., and as Chairman since May 1997. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw currently serves on the board of directors of ISTA Pharmaceuticals, Inc. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

John J. Reddington, Ph.D., DVM

John J. Reddington, 52, became Valentis’ Chief Operating Officer on July 1, 2005. Dr. Reddington’s responsibilities include Research and Development, Intellectual Property and Valentis Bioprocessing, the contract process development and manufacturing business. Dr. Reddington served as Valentis’ Senior Vice President from May 2003 to June 2005, although he periodically provided consulting services to Valentis prior to that time. Prior to joining Valentis, Dr. Reddington served as President and Chief Executive Officer for DiagXotics, Inc., a privately held veterinary biotechnology company for 15 years. From January 1998 through June 2000, Dr. Reddington also served as interim Chief Executive Officer for a fledgling functional genomics company, XeneX LLC. Before founding DiagXotics, Dr. Reddington was the Director of Greenwich Biotherapeutics, Inc., a biotechnology company working in human cancer biotherapy from May 1988 to December 1989. Dr. Reddington received D.V.M. and Ph.D. degrees from Washington State University, a Masters degree from the University of Texas, Arlington, and a B.A. from Rice University in Houston, Texas.

Joseph A. Markey

Joseph A. Markey, 52, has served as Valentis’ Vice President of Finance and Administration since December 2004. Prior to that, Mr. Markey served as Senior Director of Finance and Controller of Valentis since February 2002. From April 2000 to February 2002, Mr. Markey served as Valentis’ Director of Finance. From July 1979 to April 2000, Mr. Markey held various domestic and international financial positions with International Business Machines Corporation. Mr. Markey received an M.B.A. and a B.S. in finance from the University of Scranton.

Directors

The directors of Valentis as of  September 15, 2006 are as follows:

Name	Age	Position
Benjamin F. McGraw, III, Pharm.D.	57	President, Chief Executive Officer and Chairman
Reinaldo M. Diaz	52	Director
Patrick G. Enright	44	Director
George M. Lasezkay, Pharm.D.	54	Director
Mark McDade	51	Director
Dennis J. Purcell	50	Director
John S. Schroeder, M.D.	68	Director

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers named above, are as follows unless set forth elsewhere in this report:

Benjamin F. McGraw, III, Pharm.D.

Benjamin F. McGraw, III, Pharm.D., 57, has served as the President and Chief Executive Officer of Valentis since September 1994, when he joined Megabios Corp., and as Chairman since May 1997. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw currently serves on the board of directors of ISTA Pharmaceuticals, Inc. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Reinaldo Diaz

Reinaldo M. Diaz, 52, has served as a director of Valentis since January 2003. Mr. Diaz co-founded Diaz & Altschul Capital Management in 1996 and has served as its Chief Investment Officer since then. Diaz & Altschul Capital Management is an asset management firm that focuses on healthcare companies. Mr. Diaz has been active in the investment banking industry for over 24 years. From 1993 to 1996, Mr. Diaz was Managing Director and Head of the Healthcare Group at Schroder Wertheim & Co., Inc., where he was responsible for establishing and developing the firm’s investment banking presence in the healthcare sector. From 1981 to 1993, Mr. Diaz was with PaineWebber Incorporated. From 1981 to 1985, he was a member of the Investment Banking Department, where he focused on Healthcare and Technology clients. In 1985, Mr. Diaz co-founded PaineWebber Development Corporation and was its President from 1990 to 1993. Mr. Diaz currently serves on the board of directors of Medrium, Inc., Berkeley Heart Labs, Inc., and Tenex Greenhouse Ventures LLC. Mr. Diaz has also served on the board of directors of Alkermes, Inc., Amgen Development Corporation, Genentech Development Corporation III, Genzyme Development Corporation and several private companies. Mr. Diaz is Co-Chairman of Medrium, Inc., a company focused on claims submission software and management practice tools for physicians. He is a graduate of Harvard College and of Harvard University Graduate School of Business.

Patrick G. Enright

Patrick G. Enright, 44, has served as a director of Valentis since March 1998 and performed consulting services for Valentis from December 2001 to June 2002. Since June 2002, Mr. Enright has been a general partner of Pequot Ventures, where he specializes in healthcare venture capital investments. From March 1998 to December 2001, Mr. Enright was a managing member of Diaz & Altschul Group, LLC, a principal investment group specializing in investments in biopharmaceutical and medical device companies. From March 1995 to February 1998, Mr. Enright served in various executive positions at Valentis, including Senior Vice President, Corporate Development and Chief Financial Officer. From September 1993 to June 1994, Mr. Enright was Senior Vice President of Finance and Business Development for Boehringer Mannheim Therapeutics, a pharmaceutical company and a subsidiary of Corange Ltd. From September 1989 to September 1993, Mr. Enright was employed at PaineWebber Incorporated, an investment banking firm, where he became a Vice President in January 1992. Mr. Enright currently serves on the board of directors of Threshold Pharmaceuticals, Inc., Sequenom, Inc. and several privately-held companies. Mr. Enright received his M.B.A. from the Wharton School of Business at the University of Pennsylvania and his B.S. in Biological Sciences from Stanford University.

George M. Lasezkay, Pharm.D.

George M. Lasezkay, Pharm.D., 54, has served as a director of Valentis since May 2004. Since September 2003, Dr. Lasezkay has provided business development and strategic advisory services to biotechnology and emerging pharmaceutical companies through his consulting firm, Turning Point Consultants . From 1989 to 2002, Dr. Lasezkay served in various positions at Allegan, Inc., including Assistant General Counsel from 1994 to 1996, Vice President, Corporate Development from 1996 to 1998, and Corporate Vice President, Corporate Development from 1998 to 2002. Dr. Lasezkay currently serves on the board of directors of Collagenex Pharmaceuticals, Inc. and a number of privately-held companies. Dr. Lasezkay received his J.D. from the University of Southern California Law Center and his Doctor of Pharmacy and Bachelor of Science in Pharmacy from the State University of New York at Buffalo.

Mark D. McDade

Mark D. McDade, 51, has served as a director of Valentis since May 2000. Since December 2002, Mr. McDade has served as Chief Executive Officer and a director of PDL BioPharma. From January 2001 to December 2002, Mr. McDade had been the Chief Executive Officer of Signature BioScience, Inc., a privately-held company focused on drug discovery. Mr. McDade was the President and Chief Operating Officer of Corixa Corporation, a developer of immunotherapeutic products through 2000. As a cofounder of Corixa in September 1994, he served as its Chief Operating Officer since that company’s inception. Prior to Corixa, Mr. McDade held various management positions at Boehringer Mannheim, and Sandoz Ltd. Mr. McDade currently serves on the board of directors of LigoCyte Pharmaceuticals, Inc. and Cytokinetics, Incorporated. Mr. McDade earned an M.B.A. from the Harvard University Graduate School of Business and a B.A. in History from Dartmouth College.

Dennis J. Purcell

Dennis J. Purcell, 50, has served as a director of Valentis since January 2003. Since April 2000, Mr. Purcell has been senior managing partner of Aisling Capital (formerly the Perseus-Soros BioPharmaceutical Fund, L.P.). Mr. Purcell is responsible for the overall management of the fund, which is dedicated to making private equity investments in the life sciences industry and is also a significant investor in Valentis. Prior to joining Perseus-Soros, Mr. Purcell served as Managing Director of Life Sciences Investment Banking at Chase H&Q, formerly Hambrecht & Quist, from 1994 to 2000. Mr. Purcell has often been cited as one of the life sciences sector’s leaders. He was honored in the “Biotech Hall of Fame” by Genetic Engineering News in June 1998 and named to the Biotechnology All-Stars list by Forbes ASAP in May 1999. Prior to joining Chase H&Q, Mr. Purcell was a Managing Director in the Healthcare Group at PaineWebber, Inc. Mr. Purcell currently serves on the board of directors of Auxilium Pharmaceuticals, Inc. and several privately-held companies. Mr. Purcell also serves on the Bioethics Committee of The Biotechnology Industry Organization. Mr. Purcell received an M.B.A. from Harvard University and a Bachelor of Science in Economics and Accounting from the University of Delaware.

John S. Schroeder, M.D.

John S. Schroeder, M.D., 68, has served as a director of Valentis since April 2003 and had previously served as a director from June 2002 to January 2003. Dr. Schroeder is a Professor of Medicine at the Stanford University School of Medicine, where he was an intern and resident from 1962 to 1967, a postdoctoral fellow from 1967 to 1969 and became Chief of the Cardiovascular Medicine Clinic at Stanford after an Assistant and Associate Professorship of Medicine there. Dr. Schroeder is nationally and internationally known for his research in heart transplantation, coronary artery spasm and coronary artery disease, with over twelve books and 270 scientific publications to his credit. Dr. Schroeder received his B.A. from the University of Michigan, Ann Arbor and his M.D. from the University of Michigan Medical School.

Former Director

Effective August 14, 2006, Alan C. Mendelson tendered his resignation from the Valentis Board of Directors in light of Valentis’ announced plans that it is assessing strategic opportunities, including the sale or merger of the business and the sale of certain assets. Mr. Mendelson’s law firm, Latham & Watkins LLP continues to advise Valentis with respect to such efforts, and Valentis and Mr. Mendelson felt that he could be more helpful as counsel as Valentis moves forward.

Alan C. Mendelson

Alan C. Mendelson, 58, served as a director of Valentis from February 2001 to August 2006 and as Secretary of Valentis from March 2000 to July 2003. Mr. Mendelson is a senior partner of Latham & Watkins LLP, a private law firm, and has been with that firm since May 2000. Previously, Mr. Mendelson was with Cooley Godward LLP, a private law firm, for 27 years and served as the managing partner of its Palo Alto office from May 1990 to March 1995 and from November 1996 to October 1997. Mr. Mendelson served as Acting General Counsel of Cadence Design Systems, Inc., an electronic design automation software company, from November 1995 to June 1996. Mr. Mendelson previously served as Secretary and Acting General Counsel of Amgen, Inc., a biopharmaceutical company, from April 1990 to April 1991. Mr. Mendelson currently serves on the board of directors of QLT, Inc. Mr. Mendelson received his J.D. from Harvard Law School and his A.B. in Political Science from the University of California, Berkeley.

Committees of the Board of Directors

The Valentis Board of Directors has a standing Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

The Audit Committee meets with the independent auditors at least annually to review the results of the annual audit and discuss the financial statements, recommends to the Board of Directors the independent auditors to be retained and receives and considers the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee also meets with the independent auditors to review the quarterly financial results and to discuss the results of the independent auditors’ quarterly review and any other matters required to be communicated to the Audit Committee by the independent auditors under generally accepted accounting procedures. During the fiscal year ended June 30, 2006, the Audit Committee was composed of three independent non-employee directors: Messrs. Enright and McDade and Dr. Lasezkay.

The Board of Directors has determined that Valentis has at least one audit committee financial expert serving on its audit committee and that Mr. McDade is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq Stock Market’s director independence standards and meets the requirements for audit committee members under applicable Nasdaq listing standards. The Audit Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under Valentis’ stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board of Directors may delegate. During the fiscal year ended June 30, 2006, the Compensation Committee was composed of three independent non-employee directors: Messrs. McDade and Diaz and Dr. Lasezkay. The Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of the Nasdaq Stock Market’s director independence standards. The Compensation Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in discharging the Board of Directors’ responsibilities regarding identifying qualified candidates to become members of the Board of Directors, selecting candidates to fill any vacancies on the Board of Directors, ensuring that Valentis has and follows the appropriate governance standards and overseeing the evaluation of the Board of Directors. During the fiscal year ended June 30, 2006, the Nominating Committee is composed of three independent non-employee directors: Messrs. Mendelson, Schroeder, M.D. and Purcell. Mr. Mendelson resigned from the Board of Directors effective August 14, 2006. The Board of Directors has determined that each member of the Nominating Committee is independent within the meaning of the Nasdaq Stock Market’s director independence standards. The Nominating and Governance Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

The Nominating Committee will consider and has adopted a policy with regard to the consideration of any director candidates recommended by security holders. The Nominating Committee uses a process similar to that contained in the Nominating Committee Charter for identifying and evaluating director nominees recommended by our stockholders. In the fiscal year ended June 30, 2006, there have been no material changes to the procedures by which security holders may recommend nominees to Valentis’ Board of Directors.

Compensation of Directors

Each non-employee director of Valentis receives an annual retainer of $12,000 and a per meeting fee of $1,000. The chairman of the Audit Committee receives an annual retainer of $6,000 and a per meeting fee of $800 and the other members of the Audit Committee receive an annual retainer of $4,000 and a per meeting fee of $500. The chairman of the Compensation Committee receives an annual retainer of $3,500 and a per meeting fee of $800 and the other members of the Compensation Committee receive an annual retainer of $2,500 and a per meeting fee of $500. The chairman of the Nominating Committee receives an annual retainer of $2,000 and a per meeting fee of $500 and the other members of the Nominating

Committee receive an annual retainer of $1,500 and a per meeting fee of $500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

Under the 1998 Non-Employee Directors’ Stock Option Plan as amended and restated, on the date following the date of the annual stockholders’ meeting of each year, each non-employee director will automatically be granted, without further action by Valentis, its stockholders or the Board of Directors, an option to purchase 10,000 shares of common stock. In addition, each new non-employee director will receive a one time grant to purchase 26,000 shares of common stock on the date of the annual stockholders’ meeting at which such new director is first elected to the Board of Directors. The exercise price of the options granted to the non-employee directors is 100% of the fair market value of the common stock on the date of the option grant.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Our directors, executive officers and, beneficial owners of more than ten perfect of our common stock are required to furnish us with copies of all of these forms, which they file.

Based solely upon our review of these reports, any amendments thereto or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2006, all filing requirements applicable to our directors, executive officers, beneficial owners of more than ten percent of our common stock and other persons subject to Section 16(a) of the Exchange Act were met, except Reindalo Diaz, a Valentis director, filed a Form 4 on January 9, 2006 for an option to purchase 10,000 shares of our common stock granted on December 2, 2005.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all Valentis directors, officers and employees, including our Chief Executive Officer, who is our principal executive officer, our Vice President of Finance and Administration, who is our principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website www.valentis.com. We will also provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request made in writing to Valentis, Inc., Attention: Investor Relations, 863A Mitten Road, Burlingame, California 94010. Valentis intends to disclose any amendment to, or a waiver from, a provision of its Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Business Conduct and Ethics by posting such information on its website www.valentis.com.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2006, 2005 and 2004, compensation awarded or paid to, or earned by, Valentis’ Chief Executive Officer and its executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2006, referred to as our named executive officers:

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options/SARs	Restricted Stock Award(s) $	All Other Compensation
Benjamin F. McGraw, III,	2006	$370,000	$—	—	438,000	59,464	$1,598	(3)
Pharm.D., President, Chief	2005	370,000	177,500	—	221,000	—	3,483	(4)
Executive Officer and Chairman	2004	355,000	—	—	250,000	—	76,725	(5)
John J. Reddington, Ph.D., DVM	2006	$275,000	$22,950	—	257,000	29,507	$1,102	(6)
Chief Operating Officer	2005	255,000	73,498	—	75,000	—	47,772	(7)
	2004	244,992	—	—	90,000	—	18,019	(8)
Joseph A. Markey	2006	$206,000	$13,875	—	122,000	17,839	$845	(9)
Vice President of Finance and	2005	185,000	43,750	—	65,000	—	856	(10)
Administration	2004	175,000	—	—	93,000	—	20,636	(11)

(1)             Bonuses reflect payment by Valentis to the named executive officer during the fiscal year for such officer’s performance in the prior fiscal year.

(2)             As permitted by rules promulgated by the Securities and Exchange Commission, no amounts are shown where the amounts constitute perquisites and do not exceed the higher of 10% of the sum of the salary and bonus column or $50,000.

(3)             Represents insurance premiums of $1,598 paid by Valentis with respect to group life insurance for the benefit of Dr. McGraw.

(4)             Represents insurance premiums of $3,483 paid by Valentis with respect to group life insurance for the benefit of Dr. McGraw.

(5)             Represents (i) payment that had been deferred to a future date for compensation of $75,000 earned by Dr. McGraw during fiscal year ended June 30, 2004 for the achievement of Company financing objectives, which amount was paid during fiscal year ended June 30, 2005; and (ii) $1,725 in insurance premiums paid by Valentis with respect to group life insurance for the benefit of Dr. McGraw.

(6)             Represents insurance premiums of $1,102 paid by Valentis with respect to group life insurance for the benefit of Dr. Reddington. Excludes approximately $59,000 of used lab equipment that Valentis purchased from DiagXotics, Inc. where Dr. Reddington had served as Chief Executive Officer for over 15 years until July 2005.

(7)             Represents (i) payment of $46,530 for moving expenses during fiscal year ended June 30, 2005; and (ii) insurance premiums of $1,242 paid by Valentis with respect to group life insurance for the benefit of Dr. Reddington.

(8)             Represents (i) payment of $17,226 for moving allowances during fiscal year ended June 30, 2004, and (ii) payment of $792 in insurance premiums paid by Valentis with respect to group life insurance for the benefit of Dr. Reddington.

(9)             Represents insurance premiums of $845 paid by Valentis with respect to group life insurance for the benefit of Mr. Markey.

(10)       Represents insurance premiums of $856 paid by Valentis with respect to group life insurance for the benefit of Mr. Markey.

(11)       Represents (i) payment of $20,000 for compensation earned by Mr. Markey during fiscal year ended June 30, 2004 for the achievement of Company financing objectives, and (ii) payment of $636 in insurance premiums paid by Valentis with respect to group life insurance for the benefit of Mr. Markey.

Stock Option Grants and Exercises

Valentis grants options to its executive officers under its 1997 Equity Incentive Plan and its 2001 Nonstatutory Incentive Plan. As of June 30, 2006, options to purchase a total of 3,396,811 shares were outstanding under the 1997 Equity Incentive Plan and the 2001 Nonstatutory Incentive Plan and options to purchase 842,984 shares remained available for grant thereunder.

The following tables show for the fiscal year ended June 30, 2006, certain information regarding options granted to, exercised by, and held at year end by, the named executive officers:

Option Grants in Fiscal Year Ended June 30, 2006

	Individual Grants				Potential Realizable Value at Assumed
	Number of Securities Underlying Option	% of Total Options Granted to Employees in	Exercise Price	Expiration	Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Granted (#)	Fiscal Year(2)	($/sh)(3)	Date	5% ($)	10% ($)
Benjamin F. McGraw, III,	29,896	2.17%	$2.80	7/1/2015	$52,644	$133,410
Pharm.D.	175,104	12.70%	2.80	7/1/2015	308,342	781,398
	34,313	2.49%	3.14	6/15/2016	67,759	171,714
	198,687	14.41%	3.14	6/15/2016	392,353	994,300
John J. Reddington,	16,334	1.18%	$2.80	7/1/2015	$28,763	$72,890
Ph.D., DVM	65,666	4.76%	2.80	7/1/2015	115,632	293,033
	75,000	5.44%	2.22	1/9/2016	104,711	265,358
	33,683	2.44%	3.14	6/15/2016	66,515	168,562
	66,317	4.81%	3.14	6/15/2016	130,958	331,874
Joseph A. Markey	16,135	1.17%	$2.80	7/1/2015	$28,412	$72,002
	35,865	2.60%	2.80	7/1/2015	63,155	160,047
	26,250	1.90%	3.14	6/15/2016	51,837	131,364
	43,750	3.17%	3.14	6/15/2016	86,394	218,940

(1)             Reflects the value of the stock option on the date of grant assuming for the 5% column, a five-percent annual rate of appreciation in Valentis’ common stock over the ten-year term of the option and for the 10% column, a ten-percent annual rate of appreciation in Valentis’ common stock over the ten-year term of the option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the Securities and Exchange Commission and do not represent Valentis’ estimate or projection of the future common stock price. The amounts in this table may not necessarily be achieved.

(2)             Based on options to purchase 1,378,868 shares of Valentis’ common stock granted in fiscal year ended June 30, 2006.

(3)             All options were granted at the fair market value at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)	Number of Securities Underlying Unexercised Options at June 30, 2006 (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at June 30, 2006(2) ($) Exercisable/ Unexercisable
Benjamin F. McGraw III, Pharm.D.	—	—	644,650/649,529	$0/144,160
Joseph A. Markey	—	—	160,092/168,245	$0/38,420
John J. Reddington, Ph.D., DVM	—	—	184,375/317,625	$0/140,570

(1)          None of the executive officers exercised any options in the last fiscal year.

(2)          Calculated on the fair market value of Valentis’ common stock on June 30, 2006, which was $3.31, minus the exercise price of the options.

Change of Control and Severance Agreements

In May 2006, Valentis entered into Severance and Change of Control agreements with each of Benjamin F. McGraw III, the President and Chief Executive Officer of the Company, John J. Reddington, the Chief Operating Officer of the Company, and Joseph A. Markey, the Vice President of Finance and

Administration of the Company. The term of the each such agreement is for two years from May 12, 2006, unless extended by mutual agreement by the Company and such executive officer or unless earlier terminated, as described below.

Each agreement provides that, if Valentis terminates such executive officer’s employment during the term for any reason other than for cause, disability or death, then the executive officer shall be entitled to, among other things, the following: (i) the payment of all earned but unpaid base salary and any other benefit due through the date of termination, (ii) a lump sum cash payment in an amount equal to such executive officer’s then current annual base salary, and (iii) notwithstanding any provision to the contrary in any equity award agreement or equity compensation plan, all outstanding equity awards then held by such executive officer shall become fully vested and, if applicable, exercisable with respect to all shares subject thereto immediately prior to the date of termination.

Each agreement also provides that, if such executive officer terminates his employment with Valentis for good reason or Valentis terminates such executive officer’s employment for any reason other than for cause during the period commencing three months prior to and ending 12 months after a change in control of Valentis, such executive officer shall be entitled to, among other things, the following in lieu of the payments described above: (i) the payment of all earned but unpaid base salary and any other benefit due through the date of termination, (ii) a lump sum cash payment in an amount equal to three times such executive officer’s then current base salary, in the case of the agreement with Dr. McGraw, or two times such executive officer’s then current base salary, in the case of the agreements with Mr. Reddington and Mr. Markey, and (iii) notwithstanding any provision to the contrary in any equity award agreement or equity compensation plan, all outstanding equity awards then held by such executive officer shall become fully vested and, if applicable, exercisable with respect to all shares subject thereto immediately prior to the date of termination.

Each agreement further provides that, if such executive officer terminates his employment with Valentis without good reason or Valentis terminates such executive officer’s employment for cause, then such executive officer will (i) receive his earned but unpaid salary through the date of termination, (ii) all accrued vacation, expense reimbursements and any other benefits due through the date of termination and (iii) not be entitled to any other compensation or benefits from the Company, except as required by law or to the extent provided under any agreement(s) relating to any equity awards.

Each agreement also provides that, for a period commencing on May 12, 2006 and ending 24 months following the date of any termination, such executive officer shall not, directly or indirectly, (i) induce, solicit or encourage any employee of Valentis to leave Valentis or in any way interfere with the relationship between Valentis and any employee thereof or (ii) induce, solicit or encourage any customer, supplier, licensee, licensor, franchisee or other business relation of Valentis to cease doing business with Valentis or in any way interfere with such relationship.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2006, none of Valentis’ executive officers served on the board of directors of any entities whose directors or officers serve on Valentis’ Compensation Committee. No current or former executive officer or employee of Valentis serves on the Compensation Committee.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of Valentis’ common stock as of September 15, 2006 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers of Valentis as a group; and (iv) all those known by Valentis to be beneficial owners of more than five percent of its common stock. Unless indicated otherwise below, the address of each officer or director listed below is c /o Valentis, Inc., 863A Mitten Road, Burlingame, California 94010.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Reinaldo M. Diaz(2)	97,659	*
Patrick G. Enright(3)	46,104	*
George M. Lasezkay, Pharm.D.(4)	26,956	*
Joseph A. Markey(5)	216,894	1.26%
Mark D. McDade(6)	34,955	*
Benjamin F. McGraw, III, Pharm.D.(7)	846,209	4.74%
Alan C. Mendelson(8)	37,118	*
Dennis J. Purcell(9)	2,504,978	14.64%
John J. Reddington, Ph.D., DVM(10)	266,496	1.54%
John S. Schroeder, M.D.(11)	34,289	*
All executive officers and directors as a group (10 persons)	4,111,658	22.22%
Entities Affiliated with Perseus-Soros BioPharmaceutical Fund, LP(9) 888 Seventh Avenue, 29th Floor New York, NY 10106	2,504,978	14.64%
Xmark Asset Management, LLC(12) 152 West 57th Street, 21st Floor New York, NY 10019	2,429,546	14.22%
Brantrock Advisors, Inc.(13) 9465 Wilshire Boulevard, Suite 900 Beverly Hills, CA 90212	1,404,367	8.22%
Biotechnology Value Fund (14) BVF Partners, L.P. and BVF, Inc. 900 North Michigan Avenue, Suite 1100 Chicago, Illinois 60611	1,360,000	7.96%

*                    Less than one percent.

(1)          This table is based upon information supplied to Valentis by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, Valentis believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on17,082,965 shares outstanding on September 15, 2006, plus securities deemed outstanding pursuant to Rule 13d-3(d)(1).

(2)          Represents (i) 56,292 shares issuable upon the exercise of immediately exercisable warrants owned by Delta Opportunity Fund, Ltd. (“Delta Ltd.”); (ii) 4,411 shares issuable upon the exercise of immediately exercisable warrants owned by Delta Opportunity Fund (Institutional), LLC (“Delta Institutional”); and (iii) 3,500 shares issuable upon the exercise of an immediately exercisable warrant owned by Diaz & Altschul Capital Management, LLC. Diaz & Altschul Advisors, LLC, an affiliate of Diaz & Altschul Capital Management, LLC, provides portfolio management services to Delta Ltd. and Delta Institutional and therefore may be deemed the beneficial owner of the shares held by Delta Ltd. and Delta Institutional. Mr. Diaz is a managing member of Diaz & Altschul Capital Management, LLC. Mr. Diaz disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Also, represents 33,456 shares issuable upon the exercise of stock options granted to Mr. Diaz that are currently exercisable or exercisable within 60 days of September 15, 2006 . Excludes 22,544 shares issuable upon the exercise of stock options granted to Mr. Diaz that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(3)          Represents (i) 5,555 shares owned by Mr. Enright; (ii) 283 shares held in trust for the benefit of one Mr. Enright’s children for which Mr. Enright and his spouse serve as co-trustees; (iii) 246 shares held in trust for the benefit of one of Mr. Enright’s children for which Mr. Enright and his spouse serve as co-trustees; (iv) 66 shares held in a partnership of which Mr. Enright is a general partner; (v) 3,500 shares issuable upon the exercise of an immediately exercisable warrant issued to Mr. Enright; and (vi) 36,454 shares issuable upon the exercise of stock options granted to Mr. Enright that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 22,544 shares issuable upon the exercise of stock options granted to Mr. Enright that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(4)          Represents 26,956 shares issuable upon the exercise of stock options granted to Dr. Lasezkay that are currently exercisable or exercisable within 60 days of  September 15, 2006 Excludes 29,044 shares issuable upon the exercise of stock options granted to Dr. Lasezkay that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(5)          Represents (i) 10,243 shares owned by Mr. Markey; (ii) 17,839 shares subject to forfeiture in the event that Mr. Markey’s employment is terminated, of which 11,894 shares have been released, or will be released within 60 days of September 15, 2006, from forfeiture; and (iii) 188,812 shares issuable upon the exercise of stock options granted to Mr. Markey that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 139,525 shares issuable upon the exercise of stock options granted to Mr. Markey that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(6)          Represents 34,955 shares issuable upon the exercise of stock options granted to Mr. McDade that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 22,544 shares issuable upon the exercise of stock options granted to Mr. McDade that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(7)          Represents (i)1,535 shares owned by Dr. McGraw; (ii) 59,464 shares subject to forfeiture in the event that Dr. McGraw’s employment is terminated, of which 39,643shares have been released, or will be released within 60 days of September 15, 2006 from forfeiture; (iii) 10,505 shares and 403 shares held in an irrevocable trust and in a children’s trust, respectively, for the benefit of Dr. McGraw’s children for which Dr. McGraw and his spouse serve as co-trustees; and (iv) 774,302 shares issuable upon the exercise of stock options granted to Dr. McGraw that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 519,877 shares issuable upon the exercise of stock options granted to Dr. McGraw that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(8)          Represents (i) 6,204 shares owned by Mr. Mendelson; and (ii) 30,914 shares issuable upon the exercise of stock options granted to Mr. Mendelson that are currently exercisable or will be exercisable within 60 days of September 15, 2006. Mr. Mendelson resigned as a member of Valentis’ Board of Directors, effective August 14, 2006. Mr. Mendelson’s law firm, Latham & Watkins LLP continues to advise Valentis with respect to its efforts to assess strategic opportunities that may be available to it, and Valentis and Mr. Mendelson felt that he could be more helpful as counsel as Valentis moves forward. In accordance with the restructuring plan approved by Valentis’ Board of Directors in connection with its recent August 2006 reduction in workforce, upon Mr. Mendelson’s resignation, his unvested options to purchase common stock were cancelled and he received an additional 18 months to exercise his remaining vested options to purchase common stock.

(9)          Represents (i) 2,504,305 shares (including 313,833 shares subject to immediately exercisable warrants and 31,165shares issuable upon the exercise of stock options granted to Mr. Purcell that are currently exercisable or exercisable within 60 days of September 15, 2006) beneficially owned by Perseus-Soros BioPharmaceutical Fund, LP, and (ii) 673 shares owned by Mr. Purcell. Mr. Purcell is a senior managing partner of Perseus-Soros BioPharmaceutical Fund, LP. Mr. Purcell disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Excludes 14,835 shares issuable upon the exercise of stock options granted to Mr. Purcell that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(10)   Represents (i) 9,139 shares owned by Dr. Reddington; (ii) 29,507 shares subject to forfeiture in the event that Dr. Reddington’s employment is terminated, of which 19,673shares have been released, or will be released within 60 days of September 15, 2006, from forfeiture; and (iii) 227,850 shares issuable upon the exercise of stock options granted to Dr. Reddington that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 274,150 shares issuable upon the exercise of stock options granted to Dr. Reddington that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(11)   Represents 34,289 shares issuable upon the exercise of stock options granted to Dr. Schroeder that are currently exercisable or exercisable within 60 days of September 15, 2006. Excludes 22,544 shares issuable upon the exercise of stock options granted to Dr. Schroeder that are not currently exercisable and will not be exercisable within 60 days of September 15, 2006.

(12)   Based solely on a Form 4/A filed on April 28, 2006 and Form 3 filed on April 14, 2006  with the Securities and Exchange Commission. Represents 1,664,354 shares of common stock and warrants to purchase an aggregate of up to 765,192 shares of common stock.

(13)   Based solely on a Schedule 13G/A filed on February 14, 2006 with the Securities and Exchange Commission.

(14)   Based solely on a Schedule 13G filed on March 28, 2006 with the Securities and Exchange Commission. Represents 910,000 shares of common stock and warrants to purchase an aggregate of up to 450,000 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2006 with respect to Valentis’ compensation plans under which equity securities of Valentis are authorized for issuance:

Plan category	Number of securitiesto be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,265,575	$6.30	861,534
Equity compensation plans not approved by security holders(2)	452,212	$5.01	237,788
Total	3,717,787	$6.14	1,099,322

(1)          Consists of the 1997 Equity Incentive Plan, the 1998 Non-Employee Directors’ Stock Option Plan and the GeneMedicine 1993 Stock Option Plan. These equity compensation plans are more fully described in Note 2 to Consolidated Financial Statements included in Valentis’ Annual Report on Form 10-K.

(2)          In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan covering 100,000 shares of common stock of Valentis. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The 2001 Plan provides for grants of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing, referred to as stock awards, to employees and consultants of Valentis who are not officers and directors. The exercise price of options granted under the 2001 Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the 2001 Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Stock awards granted under the plan cannot be repriced without the prior approval of Valentis’ stockholders. Upon a change in control of Valentis, the surviving corporation or acquiring corporation is required to assume any stock awards outstanding under the 2001 Plan or substitute similar stock awards for any stock awards outstanding. If any surviving or acquiring corporation refuses to assume such Stock Awards or substitute similar stock awards, then such stock awards shall be terminated if not exercised prior to the change of control. Upon a change in control not approved by the Board of Directors, each outstanding stock award shall become fully vested immediately prior to the consummation of such change in control. As of June 30, 2006, options for 452,212 shares had been granted under this plan.

The foregoing summary is qualified in its entirety by reference to the full text of the 2001 Plan. Valentis will provide, without charge, to each person to whom this proxy statement is delivered, upon request of such person and by first class mail within one business day of receipt of such request, a copy of the 2001 Plan. Any such request should be directed as follows: Investor Relations, Valentis, Inc., 863A Mitten Road, Burlingame, California 94010; telephone number: (650) 697-1900.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended June 30, 2006, Valentis paid an aggregate of approximately $454,000 to the law firm of Latham & Watkins LLP for the provision of legal services during that period. Mr. Mendelson, a former director of Valentis, is a partner of Latham & Watkins LLP.

During the fiscal year ended June 30, 2006, the spouse of Joseph A. Markey provided services to Valentis for which she was paid approximately $127,000.

Valentis has entered into indemnity agreements with each of its executive officers and directors which provide, among other things, that Valentis will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings, which he is or may be made a party by reason of his position as a director, officer or other agent of Valentis, and otherwise to the full extent permitted under Delaware law and Valentis’ Bylaws.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by Valentis, Inc. for services provided by our auditor, Ernst & Young LLP, for fiscal year 2006 and 2005 are as follows:

Audit Fees:   The aggregate fees billed for professional services rendered for the audit of Valentis’ annual financial statements for the fiscal year ended June 30, 2006 and the reviews of the financial statements included in Valentis’ Forms 10-Q, issuance of consents and other services in connection with statutory and regulatory filings and accounting consultations in connection with or arising as a result of the audits and quarterly review of the financial statements for that fiscal year were $336,130.The aggregate fees billed for professional services rendered for the audit of Valentis’ annual financial statements for the fiscal year ended June 30, 2005 and the reviews of the financial statements included in Valentis’ Forms 10-Q, issuance of consents and other services in connection with statutory and regulatory filings and accounting consultations in connection with or arising as a result of the audits and quarterly review of the financial statements for that fiscal year were $286,600.

Audit-Related Fees:   The aggregate fees billed for audit-related services was $27,000 for the fiscal year ended June 30, 2006. The aggregate fees billed for audit-related services was $23,700 for the fiscal year ended June 30, 2005. Audit-related fees consist of fees for services rendered for assurance and related services that are reasonably related to the performance of the audit or review of Valentis’ financial statements and are not reported under “Audit Fees.” All of the audit-related fees in fiscal 2006 and 2005 relate to services rendered for the audit of Valentis’ employee benefit plans.

Tax Fees:   The aggregate fees billed for services for tax compliance was $28,100 for the fiscal year ended June 30, 2006. The aggregate fees billed for tax compliance services for the fiscal year ended June 30, 2005 was $25,500.

During Fiscal 2006 and 2005, all services provided by Ernst & Young were pre-approved by the Audit Committee.

Pursuant to our Audit Committee Charter, before the independent auditor is engaged by Valentis to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding Valentis’ engagement of the independent auditor. The Audit Committee has established a pre-approved policy and procedure where pre-approval of specific audit and non-audit services that equal or are not expected to exceed $30,000 is not required so long as the Audit Committee is informed of each service provided by the independent auditor and such policies and procedures do not result in the delegation of the Audit Committee’s responsibilities under the Securities Exchange Act of 1934, as amended. Audit and non-audit services expected to exceed $30,000 require pre-approval of such audit and non-audit services by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. Audit Committee pre-approval of non-audit services other than review and attest services also is not required if such services fall within available exceptions established by the Securities and Exchange Commission.

The following Compensation Committee Report is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Valentis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
ON EXECUTIVE COMPENSATION

Compensation Committee Report

During the fiscal year ended June 30, 2006, the Compensation Committee was composed of three independent, non-employee directors: Messrs. McDade and Diaz and Dr. Lasezkay. The Compensation Committee is responsible for establishing Valentis’ compensation programs for all employees, including executives. For executive officers, the Compensation Committee evaluates performance and determines compensation policies and levels, as the Board of Directors requests.

Executive Compensation

We design our executive compensation programs to attract and retain executives who can lead Valentis to meet its business objectives and to motivate them to enhance long-term stockholder value. Our executive officers’ annual compensation has consisted of cash salary, a cash incentive bonus, restricted stock and stock option grants.

To determine fair compensation, the Compensation Committee reviews historical and current salary, bonus and stock award information for other comparable companies in similar geographic areas and at similar stages of growth and development gathered by an industry compensation consultant and others. The group of comparable companies is not necessarily the same as the companies included in the market indices included in the performance graph on page 57. The Compensation Committee also reviews a variety of industry surveys throughout the year, which provide additional information about short- and long-term executive compensation. Based in part on this information, the Compensation Committee generally sets salaries, including that of the Chief Executive Officer, at levels comparable to competitive companies of comparable size in similar industries. We structure our management bonus program around both individual and company performance. We base the total size of the bonus pool on our success in meeting performance goals for the year, accounting for changes the Compensation Committee discussed and agreed to during the course of the year.

We use the stock option program to give management employees a substantial economic interest in the long-term appreciation of our common stock. We grant existing members of management new options on an annual basis to provide a continuing financial incentive. The size of the option grant is related to the executive’s position and performance in the previous year.

Chief Executive Officer Compensation

Dr.   McGraw’s salary during fiscal year ended June 30, 2006 as President, Chief Executive Officer and Chairman was $370,000. Following the Compensation Committee’s review of Dr. McGraw’s performance and Valentis’ performance during fiscal year ended June 30, 2006, the Compensation Committee set Dr. McGraw’s annual salary for fiscal year ending June 30, 2007 at $370,000. In addition, if Valentis achieves certain milestones, Dr. McGraw will receive a bonus of $185,000 for performance during the fiscal year ended June 30, 2007. The Compensation Committee granted options for 438,000 shares of common stock to Dr. McGraw on June 14, 2006, which is within the guidelines for the Chief Executive Officer under our annual stock options grant program. In approving Dr. McGraw’s compensation, the Compensation Committee took into account Dr. McGraw’s past performance as President, Chief Executive Officer and

Chairman of the Board of Directors of Valentis, the scope of Dr. McGraw’s responsibilities and the Board of Directors’ assessment of Valentis’ achievement of its performance objectives.

Federal Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, limits Valentis to a deduction for federal income tax purposes of no more than $1 million of compensation paid to our named executive officers in a taxable year. None of our named executive officers received compensation in excess of this limit during the fiscal year ended June 30, 2006.

The statute containing this law and the applicable Treasury regulations offer a number of transitional exceptions to this deduction limit for pre-existing compensation plans, arrangements and binding contracts. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code, as amended. The Compensation Committee believes that at the present time it is quite unlikely that the compensation paid to any named executive officer in a taxable year, which is subject to the deduction limit, will exceed $1 million. The Compensation Committee intends to continue to evaluate the effects of the statute and applicable Treasury regulations and to comply with Section 162(m) of the Internal Revenue Code, as amended, in the future to the extent consistent with the best interests of Valentis.

Conclusion

A significant portion of Valentis’ compensation program and Dr. McGraw’s compensation are contingent on Valentis’ performance, and the realization of such compensation is closely linked to increases in long-term stockholder value. Valentis remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of Valentis’ business may result in highly variable compensation for a particular time period.

COMPENSATION COMMITTEE

Mark D. McDade
Reinaldo M. Diaz
George M. Lasezkay

The following Performance Graph is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Valentis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

PERFORMANCE MEASUREMENT COMPARISON

The following graph shows the total stockholder return of an investment of $100 in cash on June 30, 2001 for (i) Valentis’ common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. All values assume reinvestment of the full amount of all dividends, if any.

Comparison of Cumulative Total Return on Investment

	6/30/01	6/30/02	6/30/03	6/30/04	6/30/05	6/30/06
Valentis	100.0	21.4	2.1	3.7	1.5	1.8
Nasdaq Composite Index	100.0	67.7	75.1	94.8	95.2	100.5
Nasdaq Biotechnology Index	100.0	50.3	66.3	74.9	68.1	73.3

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)(1)            Index to Financial Statements

The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 62 of this Report.

(a)(2)            No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)            Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(10)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(3)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(4)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, between the Registrant and the investors named therein.
(3)	4.4	Form of Common Stock Purchase Warrant, Class A.
(3)	4.5	Form of Common Stock Purchase Warrant, Class B.
(10)	4.6	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(4)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw III, Pharm.D.
(1)	10.7	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.8	Lease Agreement between the Registrant and SFO Associates LLC (SFO Associates), dated March 18, 1997.
(14)	10.9	Fourth Amendment to Lease between the Registrant and ARE-819/863 Mitten Road, LLC (successor in interest to Provident and SFO Associates), dated March 31, 2004.
(2)*	10.10	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.

(2)*	10.11	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.12	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(3)	10.13	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(6)	10.14	Amended and Restated 1998 Non-Employee Directors’ Stock Option Plan.
(4)	10.15	Amended and Restated 2001 Nonstatutory Incentive Plan.
(5)	10.16

Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company’s Series A Convertible Redeemable Preferred Stock.

(7)*	10.17	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
(10)	10.18	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(6)	10.19	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(6)	10.20	2003 Employee Stock Purchase Plan.
(8)	10.21	Securities Purchase Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the purchasers identified on the signature pages thereto.
(8)	10.22	Form of Warrant to purchase Common Stock.
(8)	10.23	Registration Rights Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.24	Securities Purchase Agreement, dated as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.25	Form of Warrant to purchase Common Stock.
(9)	10.26	Registration Rights Agreement, made and entered into as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.27	Securities Purchase Agreement, dated as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.28	Form of Warrant to purchase Common Stock.
(11)	10.29	Registration Rights Agreement, made and entered into as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
(12)	10.30	Securities Purchase Agreement, dated March 21, 2006, by and among Valentis, Inc. and the Purchasers signatory thereto.
(12)	10.31	Form of Warrant to purchase Common Stock.
(12)	10.32	Registration Rights Agreement, dated March 21, 2006, by and among Valentis, Inc. and the Purchasers signatory thereto.
(13)	10.33	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and Benjamin F. McGraw III.
(13)	10.34	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and John J. Reddington.
(13)	10.35	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and Joseph A. Markey.
	21.1	As of August 30, 1999, PolyMASC Pharmaceuticals plc (PolyMASC) became a subsidiary of the Registrant. PolyMASC is incorporated under the laws of England and Wales.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney (included on signature page herewith).
	31.1	Certification of Principal Executive Officer Section 302.

31.2	Certification of Principal Financial Officer Section 302.
32.1	Certification of Principal Executive Officer Section 906.
32.2	Certification of Principal Financial Officer Section 906.

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

(12)   Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006 and incorporated herein by reference.

(13)   Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference.

(14) Filed as an exhibit to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission September 26, 2005 and incorporated herein by reference.

*                    Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

†                     Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2006.

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

Signature	Title	Date
/s/ BENJAMIN F. MCGRAW	Chairman of the Board of Directors,	September 26, 2006
Benjamin F. McGraw, III, Pharm.D.	President and Chief Executive Officer (Principal Executive Officer)
/s/ JOSEPH A. MARKEY	Vice President of Finance and	September 26, 2006
Joseph A. Markey	Administration (Principal Financial and Accounting Officer)
/s/ PATRICK G. ENRIGHT	Director	September 26, 2006
Patrick G. Enright
/s/ REINALDO M. DIAZ	Director	September 28, 2006
Reinaldo M. Diaz
/s/ GEORGE M. LASEZKAY	Director	September 28, 2006
George M. Lasezkay
/s/ MARK MCDADE	Director	September 26, 2006
Mark McDade
/s/ DENNIS J. PURCELL	Director	September 27, 2006
Dennis J. Purcell
/s/ JOHN S. SCHROEDER	Director	September 26, 2006
John S. Schroeder, M.D.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Valentis, Inc.

We have audited the accompanying consolidated balance sheets of Valentis, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valentis, Inc. as of June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Valentis, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $15.3 million for the year ended June 30, 2006 and its accumulated deficit was $240 million at June 30, 2006. Additionally, the Company anticipates requiring additional financial resources to fund its operations at least through June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Valentis, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ ERNST & YOUNG LLP
Palo Alto, California
September 27, 2006

VALENTIS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,598	$8,865
Short-term investments	750	3,648
Interest and other receivables	87	357
Prepaid expenses and other current assets	280	337
Total current assets	4,715	13,207
Property and equipment, net	37	39
Goodwill	409	409
Other assets	97	497
Total assets	$5,258	$14,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91	$265
Accrued compensation	889	496
Accrued clinical trial costs	730	863
Other accrued liabilities	705	959
Total current liabilities	2,415	2,583
Stockholders’ equity:
Common stock, $.001 par value, 190,000,000 shares authorized; 17,087,737 and 14,833,379 shares issued and outstanding at June 30, 2006 and 2005, respectively	17	15
Additional paid-in capital	243,493	236,889
Accumulated other comprehensive loss	(693)	(698)
Accumulated deficit	(239,974)	(224,637)
Total stockholders’ equity	2,843	11,569
Total liabilities and stockholders’ equity	$5,258	$14,152

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended June 30,
	2006	2005	2004
License and milestone revenue	$627	$1,640	$7,284
Contract research revenue	100	476	—
Other revenue	—	61	194
Total revenue	727	2,177	7,478
Costs and operating expenses:
Cost of contract research revenue	93	521	—
Research and development	11,228	9,169	10,054
General and administrative	4,987	3,763	3,912
Total operating expenses	16,308	13,453	13,966
Loss from operations	(15,581)	(11,276)	(6,488)
Interest income	279	285	90
Other income and expense, net	(35)	(92)	(86)
Net loss	$(15,337)	$(11,083)	$(6,484)
Basic and diluted net loss per share	$(0.99)	$(0.85)	$(0.81)
Shares used in computing basic and diluted net loss per common share	15,453	13,028	8,024

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2003	5,555,708	$6	$210,399	$(746)	$(207,070)	$2,589
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	77,351	—	237	—	—	237
Issuance of common stock pursuant to a license termination agreement	185,000	—	433	—	—	433
Stock options granted to non-employees for services rendered	—	—	80	—	—	80
Disgorgement of Short-Swing Profits	—	—	133	—	—	133
Exercise of warrants	65,722	—	197	—	—	197
Private placement of common stock and warrants, net of issuance costs of $2,358	7,112,826	7	20,658	—	—	20,665
Net loss	—	—	—	—	(6,484)	(6,484)
Net unrealized loss on available for sale securities	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	53	—	53
Total comprehensive loss						(6,444)
Balance at June 30, 2004	12,996,607	13	232,137	(706)	(213,554)	17,890
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	34,981	—	80	—	—	80
Stock options and warrants granted to non-employees for services rendered	—	—	516	—	—	516
Stock issued to non-employees for services rendered	18,796	—	52	—	—	52
Disgorgement of Short-Swing Profits	—	—	29	—	—	29
Exercise of warrants	102,155	—	198	—	—	198
Private placement of common stock and warrants, net of issuance costs of $324	1,680,840	2	3,877	—	—	3,879
Net loss	—	—	—	—	(11,083)	(11,083)
Net unrealized gain on available for sale securities	—	—	—	8	—	8
Total comprehensive loss						(11,075)
Balance at June 30, 2005	14,833,379	15	236,889	(698)	(224,637)	11,569
Issuance of common stock pursuant to Stock Plans and 401(k) Plan, net	154,358	—	85	—	—	85
Stock-based compensation expenses—non-employees	—	—	63	—	—	63
Stock-based compensation expenses—employees	—	—	1,447	—	—	1,447
Private placement of common stock and warrants, net of issuance costs of $239	2,100,000	2	5,009	—	—	5,011
Net loss	—	—	—	—	(15,337)	(15,337)
Net unrealized gain on available for sale securities	—	—	—	5	—	5
Total comprehensive loss						(15,332)
Balance at June 30, 2006	17,087,737	$17	$243,493	$(693)	$(239,974)	$2,843

See accompanying notes.

VALENTIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(15,337)	$(11,083)	$(6,484)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	35	48	1,439
Loss (gain) on disposal of assets	—	—	(8)
Stock options, stock and warrants granted to non-employees for services rendered	63	529	80
Employee Stock-based compensation	1,447	—	—
401(k) stock contribution matching expense	62	55	55
Changes in operating assets and liabilities:
Interest and other receivables	270	(167)	(3)
Prepaid expenses and other assets	57	(32)	(82)
Deferred revenue	—	(100)	(75)
Deposits and other assets	400	—	—
Accounts payable	(174)	58	41
Accrued liabilities	6	(1,376)	1,101
Other	—	—	53
Net cash used in operating activities	(13,171)	(12,068)	(3,883)
Cash flows from investing activities
Purchase of property and equipment	(33)	(8)	(7)
Proceeds from sale of property and equipment	—	—	8
Purchases of available-for-sale investments	(5,522)	(10,474)	(12,234)
Maturities of available-for-sale investments	8,425	17,768	1,287
Net cash provided by (used in) investing activities	2,870	7,286	(10,946)
Cash flows from financing activities
Payments on long-term debt	—	—	(9)
Proceeds from issuance of common stock, net of repurchases	5,034	4,131	21,064
Net cash provided by financing activities	5,034	4,131	21,055
Net increase (decrease) in cash and cash equivalents	(5,267)	(651)	6,226
Cash and cash equivalents, beginning of year	8,865	9,516	3,290
Cash and cash equivalents, end of year	$3,598	$8,865	$9,516
Supplemental disclosure of cash flow information:
Income taxes and Interest paid	$—	$—	$—
Schedule of non-cash transactions:
Pre-paid expenses recorded for stock issued to a non-employee for services rendered	$—	$39	$—
Stock issued for prior year accrued 401(k) matching contributions	$—	$—	$113
Stock issued for prior year accrued lease termination fees	$—	$—	$433

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1.   ORGANIZATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Valentis, Inc. (“Valentis”, “the Company”, “we” or “us”) was formed from the merger of Megabios Corp. and GeneMedicine, Inc. (“GeneMedicine”) in March 1999. In August 1999, the Company acquired PolyMASC Pharmaceuticals plc (“PolyMASC”). Valentis is incorporated in the State of Delaware.

Valentis is a biotechnology company that was previously engaged in the development of innovative products for peripheral artery disease, or PAD. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque, which obstructs blood flow.

On July 11, 2006 Valentis announced negative results for its Phase IIb clinical trial of VLTS 934 in PAD. Valentis also announced that it has no plans for further development of the product and is assessing strategic opportunities, which include the sale or merger of the business, the sale of certain assets or other actions.

Except for the quarter ended September 30, 2003, in which the Company reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation (see Note 13 “ALZA License and Settlement Agreement” in our Notes to Consolidated Financial Statements), Valentis has experienced net losses since its inception through June 30, 2006, and reported a net loss of $15.3 million for the fiscal year ended June 30, 2006. The accumulated deficit was $240.0 million at June 30, 2006.

At June 30, 2006, Valentis had $4.3 million in cash, cash equivalents and investments, and the Company anticipates requiring additional financial resources to enable the Company to fund the completion of a potential merger or sale of the business. These funds may be derived from the sale or license of assets or other actions. We expect these funds to allow Valentis to carry-on operations at least until fiscal second or third quarter 2007.

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

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date (see Note 2  for more information).

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

Goodwill and Intangible Assets

Goodwill consists of the goodwill related to Valentis’ acquisition of PolyMASC. Prior to July 1, 2002, amortization of goodwill and purchased intangibles was calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years, and amortization of assembled workforce and goodwill was included as a separate item on the Consolidated Statements of Operations. Effective

July 1, 2002, assembled workforce and goodwill are no longer being amortized but are subject to an impairment analysis on at least an annual basis in accordance with the requirements of Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets”. The Company performed impairment analyses in accordance with SFAS 142 at June 30, 2006, 2005 and 2004, and determined that in each case goodwill was not impaired.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Year ended June 30,
	2006	2005	2004
Net loss	$(15,337)	$(11,083)	$(6,484)
Basic and Diluted:
Weighted average shares of common stock outstanding	15,537	13,123	8,211
Less: Shares in escrow, subject to return	(2)	(2)	(2)
Less: Shares subject to repurchase	—	(93)	(185)
Less: Shares subject to forfeiture	(82)	—	—
Weighted-average shares of common stock used in computing net loss per share	15,453	13,028	8,024
Basic and diluted net loss per share	$(0.99)	$(0.85)	$(0.81)

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

•       A weighted average total of 82,330 shares of common stock that were subject to shares vest based on continued employment during the year ended June 30, 2006.

The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•       Options to purchase 3,717,787 shares of common stock at a weighted average price of $6.14 per share, Options to purchase 2,319,674 shares of common stock at a weighted average price of $8.45 per share and  options to purchase 1,744,280 shares of common stock at a weighted average price of $11.24 per share at June 30, 2006, 2005 and 2004, respectively.

•       Warrants to purchase 4,749,075 shares of common stock at a weighted average price of $3.85 per share, Warrants to purchase 3,666,575 shares of common stock at a weighted average price of $4.09 per share and warrants to purchase 2,821,625 shares of common stock at a weighted average price of $8.69 per share at June 30, 2006, 2005 and 2004, respectively.

The options, common stock warrants, shares of common stock held in escrow and shares of outstanding common stock subject to our right of repurchase will be included in the calculation of income (loss) per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

401(k) Plan

In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the “401(k) Plan”) in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. Valentis has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match vests according to the employee’s years of employment with the Company (see Note 11).

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

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost is recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date (see Note 2  for more information).

Business Segments

Valentis has no product revenue and operates in one business segment, the research and development of cardiovascular therapeutics and associated delivery systems.

2.   STOCK-BASED COMPENSATION

In accordance with FAS 123R,  the Company recorded approximately $1.45 million of stock-based compensation expenses for the year ended June 30, 2006, of which $503,000 was included in research and development expense and $944,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of a loss of $0.09 on the Company’s net loss per share for the year ended June 30, 2006. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the year ended June 30, 2006. As of June 30, 2006, unamortized stock-based compensation expenses of approximately $1.3 million remain to be recognized over a weighted-average period of 1.8 years. The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company estimated the fair value of stock options granted during the year ended June 30, 2006 using the Black-Scholes-Merton option pricing model. The weighted-average assumptions used under this model are as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 143% based on the Company’s historical volatility that matched the expected term; 3) Risk-free interest rate of 4.5% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Prior to the adoption of FAS 123R on July 1, 2005, Valentis accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of Valentis’ employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net loss and net loss per share if the fair value method of FAS 123 had been applied to the years ended June 30, 2005 and 2004.

	Year ended June 30,
	2005	2004
Net loss applicable to common stockholders—as reported	$(11,083)	$(6,484)
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(3,195)	(1,880)
Net loss applicable to common stockholders—pro forma	$(14,278)	$(8,364)
Net loss applicable to common stockholders per share—as reported	$(0.85)	$(0.81)
Net loss applicable to common stockholders per share—pro forma	$(1.10)	$(1.04)

The weighted-average assumptions used for the valuation of options granted during the years ended June 30, 2005 and 2004 were as follows: expected term of 4.2 years and 2.5 years; risk-free interest rate of 4.22% and 4.19%; expected volatility of 120% and 98%; and expected dividend yield of zero percent and zero percent, respectively.

At June 30, 2006, the Company has the following stock-based compensation plans:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of Valentis. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of June 30, 2006, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 3.1 million shares of common stock had been granted under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. Generally, options under the 1998 Non-Employee Directors’ Plan vest monthly and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. As of June 30, 2006, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 319,000 shares of common stock had been granted to non-employee directors under the Directors’ Plan.

The 2001 Nonstatutory Incentive Plan, as amended and restated in May 2003 (the “NQ Plan”), provides for grants of nonstatutory stock options to employees, directors and consultants of Valentis. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the NQ Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the NQ Plan cannot be repriced without the prior approval of Valentis’ stockholders. As of June 30, 2006, an aggregate of 690,000 shares have been authorized for issuance and options to purchase approximately 452,000 shares had been granted under the NQ Plan.

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of Valentis to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 515,500 shares reserved under the Purchase Plan remain available for issuance as of June 30, 2006.

In fiscal year 2006 and 2004, Valentis granted options to consultants to purchase 50,000 and 152,000 shares of common stock, respectively. There were no options granted to consultants in fiscal year 2005. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18 using the Black-Scholes option-pricing model. Assumptions used for valuing the options for fiscal 2006 were an estimated volatility of 133%, risk free interest rate of 4.61%, no dividend yield and an expected life of each option of 7.72 years. Assumptions used for valuing the options for fiscal 2005 were an estimated volatility of 115%, risk free interest rate of 4.26%, no dividend yield and an expected life of each option of 8.74 years. Assumptions used for valuing the options for 2004 were an estimated volatility of

90%, risk free interest rate of 4.29%, no dividend yield and an expected life of each option of 10 years. Expenses of approximately $63,000, $63,000 and $80,000 were recognized in fiscal 2006, 2005 and 2004, respectively, related to these grants.

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-employees of Valentis. These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the year ended June 30, 2005. Assumptions used for valuing these warrants were an estimated volatility of 96%, risk free interest rate of 3.64%, no dividend yield and an expected life of 5 years.

In April 2005, the Company obtained the consulting services of an investor relations company. Pursuant to a services agreement, the Company paid a cash fee of $100,000 and issued 18,796 shares of Valentis’ common stock, at an aggregated fair value of approximately $52,000, to the investor relations company. The total compensation of approximately $152,000 for consulting services is being expensed ratably over the term of the agreement of one year. For the year ended June 30, 2006 and 2005, the company recorded $14,000 and $38,000 of general and administrative expenses under this agreement, respectively.

Activity under all option plans for the year ended June 30, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000s)
Options outstanding at June 30, 2003	1,002,327	$22.04
Options granted	779,450	$4.46
Options exercised	—	—
Options forfeited	(37,497)	$165.86
Options outstanding at June 30, 2004	1,744,280	$11.24	9.14	$4,832
Options granted	692,354	$6.09
Options exercised	—	—
Options forfeited	(116,960)	$36.20
Options outstanding at June 30, 2005	2,319,674	$8.45	8.45	$66
Options granted	1,500,250	$2.91
Options exercised	—	—
Options forfeited	(41,428)	$3.91
Options expired	(60,709)	$15.64
Options outstanding at June 30, 2006	3,717,787	$6.14	8.29	$761
Options exercisable at June 30, 2006	1,599,162	$9.69	7.38	$81

The weighted average fair value of options granted during the years ended June 30, 2006, 2005 and 2004 was $2.69, $4.76 and $2.98, respectively. Unrecognized compensation with respect to options that will be recognized in future periods was approximately $1.2 million at June 30, 2006.

There was no nonvested share activity under our stock option plans during the years ended June 30, 2005 and 2004. Nonvested share activity under our stock option plans for the year ended June 30, 2006 was as follows:

	Year Ended June 30, 2006
	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance	—
Grants	106,810	$2.80
Shares vested	(44,508)	$2.80
Ending nonvested balance	62,302	$2.80

Unrecognized compensation with respect to nonvested shares that will be recognized in future periods was approximately $100,000 at June 30, 2006.

During the year ended June 30, 2006, the Company issued 38,613 shares of common stock to employees under the 2003 Employee Stock Purchase Plan and recorded approximately $43,000 of compensation expenses. Unrecognized compensation that will be recognized in future periods was approximately $111,854 at June 30, 2006.

3.   FINANCIAL INSTRUMENTS

At June 30, 2006 and 2005, financial instruments held by the Company consist of the following (in thousands):

	Amortized Cost	Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2006
Money market mutual funds	$2,936	$—	$2,936
Commercial paper	$699	—	$699
Corporate debt securities	750	—	750
	4,385	—	4,385
Less amounts classified as cash equivalents	(3,635)	—	(3,635)
Total short-term investments	$750	$—	$750
June 30, 2005
Money market mutual funds	$7,664	$—	$7,664
Commercial paper	$499	—	$499
Corporate debt securities	3,653	(5)	3,648
	11,816	(5)	11,811
Less amounts classified as cash equivalents	(8,163)	—	(8,163)
Total short-term investments	$3,653	$(5)	$3,648

Unrealized gains or losses have not been material and have been presented net. There were no realized gains or losses in any period presented. The Company’s cash and cash equivalents, interest and other receivables, and accounts payable are carried at historical cost, which approximates fair value because of the short-term nature of these accounts.

4.   ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders’ equity of the Company that are excluded from net loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2006	June 30, 2005
Unrealized loss on available-for-sale securities	$—	$(5)
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(693)	$(698)

5.   COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS

Revenue recognized in the fiscal years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	Year ended June 30,
	2006	2005	2004
License and milestone revenue:
GeneSwitch® licenses	$393	$1,021	$284
DNAVax™ gene delivery technology license and milestone	—	—	500
PINC™ gene delivery technology licenses	114	619	—
PEGylation technology licenses	120	—	6,500
	627	1,640	7,284
Contract research revenue	100	476	—
Other revenue	—	61	194
Total	$727	$2,177	$7,478

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

Other license-out agreements

Valentis has licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, GlaxoSmithKline, LARNAX GmbH, Schering AG and Organon Laboratories, LTD for research purposes. In addition, the Company has licensed its gene delivery technology on a non-exclusive basis to IDM Pharma, Inc and on a exclusive basis to Juvaris BioTherapeutics. Further, the Company has licensed to Schering AG the exclusive, worldwide rights to its GeneSwitch® gene regulation and gene delivery technologies to develop and commercialize two gene-based therapeutic products. These agreements generally include (i) up front payments and annual maintenance fees, which are non-cancelable and recognized at the time of contract signing; and, (ii) milestone and royalty payments. Revenues, in aggregate, recognized from these agreements were approximately $627,000, $1.6 million and $784,000 for the fiscal year ended June 30, 2006, 2005 and 2004, respectively. The Company has also granted a license to ALZA Corporation under a license and settlement agreement related to its PEGylation technology. Valentis recognized $6.5 million of license revenue in fiscal 2004 under this agreement (See Note 13).

Valentis has established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and Valentis receives certain rights to Genzyme’s plasmid DNA manufacturing technology.

Contract research agreements

Valentis has entered into contract research agreements with other companies. Under the agreements, we are required to conduct research on the manufacturing of certain biological materials for other companies. For the years ended June 30, 2006 and 2005, we recognized approximately $100,000 and $476,000 of contract research revenue, respectively, based on research performed during the years, and recorded approximately $93,000 and $521,000 of costs of contract research, respectively, which included direct and related overhead expenses incurred and costs of general and administrative support.

Sponsored research agreements

Valentis has entered into several sponsored research agreements with universities. These agreements are generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses are recognized as the related services are performed, generally ratably over the period of service. Expenses under these agreements were approximately $57,000, $74,000 and $55,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

6.   OTHER ACQUIRED TECHNOLOGY

In April 1999, Valentis acquired rights to intellectual property related to the DEL-1 gene and protein. DEL-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. Valentis is obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2006, no revenues have been derived from the license of this technology.

7.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,
	2006	2005
Machinery and equipment	$6,309	$6,287
Furniture and fixtures	1,262	1,251
Leasehold improvements	9,868	9,868
	17,439	17,406
Less accumulated depreciation and amortization	(17,402)	(17,367)
Property and equipment, net	$37	$39

8.   GOODWILL

At June 30, 2006 and 2005, goodwill is associated with the acquisitions of PolyMASC Pharmaceuticals, plc. in fiscal 2000. The Company performed impairment analyses in accordance with SFAS 142 and determined that goodwill was not impaired during any of the periods presented.

9.   OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30,
	2006	2005
Accrued research and development expenses	$172	$208
Accrued rent	50	80
Accrued property and use taxes	98	378
Accrued legal expenses	124	121
Accrued accounting fees	194	60
Other	67	112
Total	$705	$959

10.   COMMITMENTS

Operating Lease

We lease our facilities under operating leases. These leases expire in October 2007 with renewal options at the end of the initial terms to extend the leases for an additional five years.

Minimal annual rental commitments under the operating leases at June 30, 2006 are as follows (in thousands):

Year ended June 30,
2007	$1,201
2008	458
$1,659

Aggregate future minimum sublease income to be received under the Company’s facility subleases as of June 30, 2006 totals approximately $526,000, which will offset rent expense in the fiscal year ended June 30, 2007. Gross rent expense for the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $1.5 million, $1.2 million and $677,000, respectively. Gross sublease income for the fiscal years ended June 30, 2006, 2005 and 2004 was approximately $652,000, $517,000 and $502,000, respectively.

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, Valentis is currently assessing its strategic opportunities including the sale or merger of the business, the sale or license of certain assets and the resolution property leases, which the Company believes will be resolved without material adverse effect.

Restricted Cash

At June 30, 2006, the Company had approximately $58,000 of restricted cash, which is required by its bank for the establishment of a standby letter of credit related to the Company’s utility services. The restricted cash of approximately $58,000 is included in other assets in the consolidated balance sheet as of June 30, 2006, 2005 and 2004.

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

Liquidated Damages Contingencies

In January and June 2004, June 2005 and March 2006, the Company completed four separate private placements of common stock (see Note 11) for gross proceeds of approximately $10.0 million, $12.0 million, $4.2 million and $5.3 million, respectively.

The Company entered into registration rights agreements with the purchasers in these four private placements of common stock. Pursuant to the registration rights agreements, the Company filed with the Securities and Exchange Commission registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the private placements. In the event the Company must suspend use of the registration statements for greater than 20 consecutive days or a total of 40 days in the aggregate during the time the Company is required to keep the registration statement effective under the registration rights agreements, then the Company must pay to each purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of the registration statements has been suspended. The Company currently expects to be required to maintain availability of the registration statement for at least two years following the applicable closing.

In addition, under the securities purchase agreement entered into in connection with the private placements completed in June 2005 and March 2006, while there is an effective registration statement and if the Company fails to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, the Company is required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

11.   STOCKHOLDERS’ EQUITY

Common Stock

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

In March 2006, the Company completed one more private placement, in which the Company issued and sold 2,100,000 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 1,050,000 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $5.0 million. The warrants are exercisable at $3.00 per share. In addition, the Company issued to the designees of Griffin Securities, Inc., the placement agent of the private placement, warrants to purchase 22,500 shares of common stock at $3.00 per share, exercisable for a five-year period.

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-employees of Valentis. These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the year ended June 30, 2005. Assumptions used for valuing these warrants were an estimated volatility of 96%, risk free interest rate of 3.64%, no dividend yield and an expected life of 5 years.

In April 2005, the Company obtained the consulting services of an investor relations company. Pursuant to a services agreement, the Company paid a cash fee of $100,000 and issued 18,796 shares of Valentis’ common stock, at an aggregated fair value of approximately $52,000, to the investor relations company. The total compensation of approximately $152,000 for consulting services is being expensed ratably over the term of the agreement of one year. For the year ended June 30, 2006 and 2005, the company recorded $14,000 and $38,000 of general and administrative expenses under this agreement, respectively.

Stock Issued Under the Valentis Inc. 401(k) Plan

Pursuant to the Valentis, Inc. 401(k) Plan (the “401(k) Plan”), the Company made matching contributions to all eligible participants who had elective deferrals during calendar year 2005, 2004 and 2003, equal to 25% of each such eligible participant’s elective deferrals during such year in the form of shares of the Company’s Common Stock. In fiscal 2006, Valentis contributed 24,336 shares of its common stock to the 401(k) Plan as the Company’s fiscal 2006 matching contributions. In fiscal 2005, Valentis contributed 20,016 shares of its common stock to the 401(k) Plan as the Company’s fiscal 2005 matching contributions. In fiscal 2004, Valentis contributed 9,927 shares of its common stock to the 401(k) Plan as the Company’s fiscal 2004 matching contributions. Compensation expense related to this match was approximately $62,000, $55,000 and $55,000 in fiscal 2006, 2005 and 2004, respectively.

Shares of Common Stock Reserved for Issuance

At June 30, 2006, shares of common stock reserved for future issuance are as follows:

Number of shares
Common stock warrants	4,749,075
401(k) Plan—employer matching contributions	152,219
Employee stock purchase plan	515,500
Stock option plans	4,858,190
Total	10,274,984

12.   INCOME TAXES

For financial reporting purposes, income (loss) before taxes includes the following components (in thousands):

	Year ended June 30,
	2006	2005	2004
Pre-tax income (loss):
United States	$(15,337)	$(11,083)	$(14,596)
Foreign	—	—	8,112
Total pre-tax loss	$(15,337)	$(11,083)	$(6,484)

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

	June 30,
	2006	2005
Deferred tax assets:
Net operating loss	$77,855	$72,900
Research and development credits	3,908	3,600
Capitalized research and development	23,292	22,500
Other	129	100
Total deferred tax assets	105,184	99,100
Valuation allowance	(105,184)	(99,100)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance reflected increases of approximately $6.1 million and $4.2 million during 2006 and 2005, respectively.

As of June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $206.9 million, which expire in the years 2007 through 2026, and federal research and development tax credits of approximately $2.9 million, which expire in the years 2008 through 2026.

As of June 30, 2006, the Company had net operating loss carryforwards for state income tax purposes of approximately $94.8 million, which expire in the years 2007 through 2016, and state research, and development tax credits of approximately $1.5 million, which do not expire.

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

14.   SUBSEQUENT EVENTS

In conjunction with the assessing of our strategic opportunities, we reduced our workforce by eliminating 55% of our employees on August 18, 2006. Further reductions in workforce are anticipated. The total costs associated with the reduction in workforce on August 18, 2006 and anticipated further reductions are estimated to be between $525,000 and $1.4 million, primarily related to severance benefits, which will be recorded in the fiscal first quarter of 2007, and paid in the fiscal first and second quarters of 2007.

In August 2006, we received a Nasdaq Staff Deficiency Letter on August 23, 2006 indicating that the Company fails to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company is provided 180 days to regain compliance. If at any time during the next 180 days, the bid price of Valentis’ common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company complies with the minimum bid price requirements.

15.   QUARTERLY FINANCIAL INFORMATION

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Revenue	$327	$146	$114	$140
Costs and operating expenses	3,967	4,119	5,014	3,208
Net loss	(3,589)	(3,901)	(4,850)	(2,997)
Basic and diluted net loss per share	(0.24)	(0.26)	(0.32)	(0.17)
2005
Revenue	$1,172	$124	$324	$557
Costs and operating expenses	4,301	2,615	3,358	3,179
Net loss	(3,099)	(2,416)	(2,977)	(2,591)
Basic and diluted net loss per share	(0.24)	(0.19)	(0.23)	(0.19)