Form 10-Q
period 2006-09-30
VALENTIS INC
filed 2006-11-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 17,070,446 as of November 13, 2006.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2006	June 30, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,673	$3,598
Short-term investments	—	750
Interest and other receivables	6	87
Prepaid expenses and other current assets	293	280
Total current assets	1,972	4,715
Property and equipment, net	32	37
Goodwill	409	409
Other assets	97	97
Total assets	$2,510	$5,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7	$91
Accrued compensation	577	889
Accrued clinical trial costs	124	730
Other accrued liabilities	609	705
Total current liabilities	1,317	2,415
Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	243,982	243,493
Accumulated other comprehensive loss	(693)	(693)
Accumulated deficit	(242,113)	(239,974)
Total stockholders’ equity	1,193	2,843
Total liabilities and stockholders’ equity	$2,510	$5,258

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2006	2005

License and other revenue	$80	$327
Total revenue	80	327

Operating expenses:
Research and development	961	2,757
General and administrative	1,347	1,210
Restructuring charges	231	—
Total operating expenses	2,539	3,967
Loss from operations	(2,459)	(3,640)

Interest income	31	86
Other income and expenses, net	289	(35)
Net loss	$(2,139)	$(3,589)

Net loss per share:
Basic	$(0.13)	$(0.24)
Diluted	$(0.13)	$(0.24)

Weighted-average shares used in computing net loss per common share
Basic	17,034	14,836
Diluted	17,034	14,836

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,139)	$(3,589)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	5	16
Stock-based compensation	491	535
Changes in operating assets and liabilities:
Interest and other receivables	81	233
Prepaid expenses and other assets	22	(189)
Accounts payable	(84)	(96)
Accrued liabilities	(1,014)	(14)
Net cash used in operating activities	(2,638)	(3,104)

Cash flows from investing activities:
Prepaid expenses and other assets	(35)	—
Purchase of available-for-sale investments	—	(3,766)
Maturities of available-for-sale investments	750	2,411
Net cash provided by (used in) investing activities	715	(1,355)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	(2)	—
Net cash used in financing activities	(2)	—

Net decrease in cash and cash equivalents	(1,925)	(4,459)
Cash and cash equivalents, beginning of period	3,598	8,865
Cash and cash equivalents, end of period	$1,673	$4,406

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at September 30, 2006 and the results of operations for the interim periods ended September 30, 2006 and 2005. The balance sheet at June 30, 2006 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2007. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2006, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis and its wholly-owned subsidiary, PolyMASC Pharmaceuticals plc. All significant intercompany balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s unaudited condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

2.                                      Significant Accounting Policies

Stock-Based Compensation

For the three months ended September 30, 2006 and 2005, the Company recorded approximately $491,000 and $535,000 of stock-based compensation expenses, respectively, of which $209,000 was included in research and development expense and $282,000 was included in general and administrative expense in the three months ended September 30, 2006 and $190,000 was included in research and development expense and $345,000 was included in general and administrative expense in the three months ended September 30, 2005. The impact of stock-based compensation expenses on the Company’s basic and diluted net loss per share in both the three months ended September 30, 2006 and 2005 was a loss of $0.03 per share. As of September 30, 2006, unamortized stock-based compensation expenses of approximately $1.9 million remain to be recognized over a weighted-average period of 2.3 years.  The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company did not grant any stock-based awards during the three months ended September 30, 2006. The Company estimated the fair value of stock options granted during the three months ended September 30, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 124.4% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 3.9% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

Fair value of stock awards granted is recognized as expense over the service period, net of estimated forfeitures. The Company estimated forfeitures based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

The following table summarizes activities under the Company’s stock option plans during the three months ended September 30, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at June 30, 2006	3,717,787	$6.14
Options forfeited or expired	(672,572)	$3.31
Options outstanding at September 30, 2006	3,045,215	$6.77	7.87	$—
Options exercisable at September 30, 2006	1,847,776	$8.84	7.27	$—

Nonvested share activity under the Company’s stock option plans for the three months ended September 30, 2006 is summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at June 30, 2006	62,302	$2.80
Granted	—
Vested	(13,351)	$2.80
Nonvested balance at September 30, 2006	48,951	$2.80

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

Following the Company’s July 2006 announcement regarding the negative results of its clinical trial for its primary product candidate, VLTS 934, the Company has ceased research and development activities on all of its remaining potential products and technologies and is solely focused on pursuing strategic opportunities, including consummating the announced potential merger with Urigen NA, Inc., as described in Note 8 and selling certain assets.

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

3.                                      Net Loss Per Share

Basic earnings per share is computed by dividing income or loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to Valentis’ right of repurchase or forfeiture.  Diluted earnings per share includes the effect of options and warrants, if dilutive.  Diluted net loss per share has not been presented separately as, given the Company’s net loss position for all periods presented, the result would be anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005
Net loss	$(2,139)	$(3,589)

Basic and Diluted:
Weighted average shares of common stock outstanding	17,085	14,939
Less: Weighted average shares in escrow, subject to return	2	2
Less: Weighted average shares subject to forfeiture	49	101
Weighted-average shares of common stock used in computing net loss per share	17,034	14,836

Basic and diluted net loss per share	$(0.13)	$(0.24)

The computation of basic net loss per share excludes the following shares of common stock, which are outstanding but are held in escrow or subject to Valentis’ right of forfeiture:

•                                          A total of 2,106 shares of common stock issued in partial consideration for a license agreement. The 2,106 shares of common stock are held in escrow and will be released when certain conditions in the license agreement are met.

•                                          A weighted average total of 48,591 and 101,245 shares of common stock that were subject to shares vest based on continued employment as of September 30, 2006 and 2005, respectively.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•                                          Options to purchase 3,045,215 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $6.77 per share for the three months ended September 30, 2006 and Options to purchase 2,823,356 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $7.27 per share for the three months ended September 30, 2005.

•                                          Warrants to purchase up to 4,745,075 shares of common stock at a weighted average price of $3.85 per share and Warrants to purchase up to 3,666,575 shares of common stock at a weighted average price of $4.09 per share at September 30, 2006 and 2005, respectively.

The options, common stock purchase warrants, shares of common stock held in escrow and shares of outstanding common stock subject to Valentis’ right of forfeiture will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended September 30,
	2006	2005
Net loss	$(2,139)	$(3,589)
Net unrealized gain on available-for-sale securities		2
Comprehensive loss	$(2,139)	$(3587)

5.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	June 30, 2006
Accrued research and development expenses	$75	$172
Accrued rent	39	50
Accrued property and use taxes	3	98
Accrued legal expenses	108	124
Accrued accounting fees	258	194
Other	126	67
Total	$609	$705

6.                                      Restructuring Charges

In conjunction with the Company’s efforts to pursue strategic opportunities, the Company reduced its workforce by eliminating 14 positions, or 70% of its workforce, during the quarter ended September 30, 2006.  Subsequent to the quarter ended September 30, 2006, the Company terminated John J. Reddington, Ph.D., DVM., its Chief Operating Officer, and Joseph A. Markey, its Vice President of Finance and Administration, effective as of October 31, 2006.  The Company anticipates further reductions of its workforce as it pursues the completion of its potential merger with Urigen NA, Inc., as described in Note 8.  The total costs associated with the reductions in workforce, primarily related to severance payments, are estimated to be between $1.1 million and $1.4 million.  For the quarter ended September 30, 2006, $231,000 was recognized as restructuring charges, of which $126,000 and $105,000 was paid during the quarter ended September 30, 2006 and the quarter ending December 31, 2006, respectively.  The remaining reduction in workforce related costs will be paid and recognized as restructuring charges during the quarters ending December 31, 2006 and March 31, 2007.

7.                                      Other Income and Expenses, Net

Other income and expenses, net primarily reflected net proceeds of $300,000 received in August 2006 under an asset sale agreement with Cobra Biologics Ltd for certain biomanufacturing rights and intellectual property. These proceeds are classified in Other Income and Expenses, Net as the asset sale is part of the Company’s efforts to pursue strategic opportunities, which include the potential merger with Urigen, the sale of certain assets or other actions.

8.                                      Subsequent Events

Merger Agreement

On October 5, 2006, Valentis entered into an Agreement and Plan of Merger (the “Merger Agreement “) with Urigen N.A., Inc., a Delaware corporation (“Urigen”), and Valentis Holdings, Inc., a Delaware corporation and newly formed, wholly-owned subsidiary of Valentis (“Merger Sub”), pursuant to which Merger Sub will be merged with and into Urigen (the “Merger”), with Urigen surviving after the Merger as a wholly-owned subsidiary of Valentis.

If the Merger is consummated, Urigen will become a wholly-owned subsidiary of Valentis and each Urigen stockholder will receive, in exchange for each share of Urigen common stock held by such stockholder immediately prior to the closing of the Merger, a number of shares of Valentis common stock equal to two times the quotient obtained by dividing the number of fully diluted shares of Valentis common stock issued and outstanding immediately prior to the closing of the Merger by the number of fully diluted shares of Urigen common stock issued and outstanding immediately prior to the closing of the Merger (excluding in all cases Urigen dissenting shares), subject to cash payment in lieu of the issuance of fractional shares. As a result, Valentis anticipates that it will experience a change in control because Urigen stockholders will own approximately two-thirds of the outstanding common stock of Valentis immediately after the Merger, on a fully diluted basis.

The Merger Agreement also provides that if Valentis has less than $1.0 million in cash (including cash equivalents having immediate maturity net of any penalty) or less than $1.0 million in net worth at the closing of the Merger, then, in addition to the shares issuable to Urigen stockholders as described above, Urigen stockholders will receive on a pro rata basis additional shares of Valentis common stock equal to the amount obtained by dividing (i) the difference between $1.0 million and Valentis’ actual cash (including cash equivalents having immediate maturity net of any penalty) or net worth as of the closing of the Merger, whichever difference is greater, by (ii) the weighted average price of Valentis’ common stock for the 30-day period immediately prior to the first public announcement of the Merger. In addition, if Valentis has $800,000 or less in cash or net worth at the closing of the Merger, then Urigen has the right not to proceed with the Merger and to terminate the Merger Agreement without penalty.

The Merger Agreement contains non-solicitation provisions restricting Valentis’ and Urigen’s rights to negotiate or enter into other acquisition or sale transactions prior to the closing of the Merger, subject to limited exceptions. In connection with the Merger, and subject to stockholder approval, Valentis plans to conduct a reverse stock split prior to closing in an amount to be determined by its board of directors.

The Boards of Directors of Valentis, Urigen and Merger Sub have each approved the execution and delivery of the Merger Agreement and the transactions contemplated thereby. The Merger Agreement, the Merger and any other transactions contemplated thereby are subject to the approval of the stockholders of Valentis and Urigen and other customary closing conditions, including, but not limited to, Valentis’ Registration Statement on Form S-4 containing a joint prospectus/information statement being declared effective by the Securities and Exchange Commission. Each party has certain rights to terminate the Merger, including the right to unilaterally terminate the Merger Agreement with or without reason if the Merger does not close by March 30, 2007. Depending upon the reasons that a termination occurs, Valentis might be required to pay to, or it may receive from, Urigen termination fees and expense reimbursements totaling up to $210,000.

Technology Transfer, Asset Sale and License Agreements

Subsequent to the quarter ended September 30, 2006, Valentis entered into the following technology transfer, asset sale and license agreements:

On October 16, 2006, Valentis entered into a technology transfer agreement with Genetronics, Inc. (“Genetronics”). Pursuant to the agreement, the Company (i) sold to Genetronics certain patents, trademarks and intellectual property rights relating to the Company’s PINC™ polymer delivery system, GeneSwitch® gene regulation technology, cationic lipids and gene expression technologies, (ii) sold to Genetronics the Company’s GeneSwitch® product inventory and (iii) sold and assigned to Genetronics a number of existing license agreements between the Company and certain third parties relating to the Company’s PINC™ polymer delivery system and GeneSwitch® gene regulation technology, for an aggregate purchase price of $860,000, of which a portion was offset by an outstanding debt Valentis owed to Genetronics in the amount of $320,000 relating to a 2001 license agreement between the parties. In connection with the technology transfer, Genetronics agreed to assume certain liabilities of the Company relating to the transferred assets, and Valentis and Genetronics agreed, as of October 16, 2006, to terminate in its entirety a license agreement between Valentis and Genetronics, dated November 14, 2001. Total net proceeds of $540,000 are expected to be fully received by the Company and recognized as Other Income in the quarter ending December 31, 2006.

On October 23, 2006, Valentis entered into a license agreement with Vical Incorporated (“Vical”). Pursuant to the agreement, Valentis granted to Vical, in exchange for a cash license fee of $185,000, a non-exclusive, worldwide, royalty-free, fully paid up license to use certain of Valentis’ patents, patent applications and know-how in connection with Vical’s manufacture and sale of certain products. The license will remain in effect until the expiration of the last of the patents and patent applications subject to the license, unless earlier terminated by either Valentis or Vical. Payment of $185,000 was received by the Company in October 2006 and will be recognized as license revenue in the quarter ending December 31, 2006.

On October 24, 2006, Valentis entered into a technology transfer agreement with Vical. Pursuant to the agreement, Valentis sold to Vical (i) certain patents and patent applications regarding (a) formulations and methods for the treatment of inflammatory diseases and (b) gene delivery for ischemic conditions, (ii) all intellectual and industrial property owned by Valentis and related to, and reasonably necessary for Vical to take certain actions with respect to, any of the foregoing patents and patent applications and (iii) all rights owned or controlled by Valentis relating exclusively to any of the foregoing patents and patent applications, for an aggregate cash purchase price of $30,000. In addition, Vical agreed to assume certain liabilities of Valentis relating to the transferred assets. Payment of $30,000 was received by the Company in October 2006 and will be recognized as Other Income in the quarter ending December 31, 2006.

On October 26, 2006, Valentis entered into an asset transfer agreement with Biolitec, Inc. (“Biolitec”). Pursuant to the agreement, Valentis sold to Biolitec (i) Valentis’ PEG liposome patent, (ii) any patents upon which Valentis’ PEG liposome patent claims priority, (iii) any corresponding foreign patents, (iv) all files of Valentis and its affiliates relating to any of the foregoing patents and (v) all rights owned or controlled by Valentis and its affiliates relating to any of the foregoing patents, for an aggregate cash purchase price of $110,000. In connection with the assets transfer, Biolitec agreed to assume certain liabilities of Valentis relating to the transferred assets. Payment of $110,000 is expected to be received by the Company and will be recognized as Other Income in the quarter ending December 31, 2006.

On October 27, 2006, Valentis entered into an asset transfer agreement with Juvaris Biotherapeutics, Inc. (“Juvaris”). Pursuant to the agreement, Valentis sold to Juvaris (i) Valentis’ DOTIM lipid composition patents, (ii) all rights owned or controlled by Valentis and its affiliates relating to Valentis’ DOTIM lipid composition patents, (iii) any patents or know-how referring to Valentis’ DOTIM lipid composition, (iv) certain cell lines and (v) all pre-clinical and clinical data and regulatory filings related to the foregoing assets, for an aggregate cash purchase price of $550,000. In connection with the assets transfer, Juvaris agreed to assume certain liabilities of Valentis relating to the transferred assets, and Valentis and Juvaris agreed, as of October 28, 2006, to terminate an existing license agreement between Valentis and Juvaris. Valentis and Juvaris intend to complete the asset transfer agreement on or about November 28, 2006. The Company received a fully non-recoupable and non-refundable deposit of $250,000 in October 2006. The remaining amount of $300,000 is expected to be received upon completion of the agreement. The Company expects to recognize $550,000 as Other Income in the quarter ending December 31, 2006.

On October 27, 2006, Valentis entered into an asset purchase agreement with Juvaris. Pursuant to the agreement, Valentis sold to Juvaris certain of Valentis’ machinery, equipment, furniture and other related assets, for an aggregate cash purchase price of $500,000. Juvaris also agreed to pay Valentis’ rental obligations under an existing office lease for the months of November and December 2006, unless such lease or the agreement are terminated prior to the commencement of the applicable month. Subject to certain closing conditions, Valentis and Juvaris intend to complete the asset purchase agreement on or about November 28, 2006. Upon completion of the agreement, the Company will receive payment for the total purchase price of $500,000 and recognize a gain on sale of assets of approximately $470,000.

On October 27, 2006, Valentis entered into a license agreement with Juvaris. Pursuant to the license, Valentis granted to Juvaris, in exchange for a cash license fee of $200,000, a non-exclusive, non-transferable, worldwide, royalty-free, fully paid up license to use, and to sublicense the use of, certain of Valentis’ patents, patent rights and know-how in connection with Juvaris’ manufacture and sale of certain products. The license will remain in effect until the expiration of the last of the patents subject to the license, unless earlier terminated by either Valentis or Juvaris. License fee of $200,000 is payable on or before October 27, 2007. The Company will recognize license revenue of $200,000 upon receipt of the payment.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets and our announced potential merger with Urigen, NA, Inc. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.  The reader is strongly urged to read the information set forth under in Part II, Item 1A, under the caption “Risk Factors,” for a detailed description of these significant risks, uncertainties and other factors.

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

Valentis has no plans for further development of VLTS 934, has ceased research and development activities on all of its remaining potential products and technologies and is solely focused on pursuing strategic opportunities, including consummating the announced potential merger with Urigen NA, Inc., as described below, and selling certain assets.

Subsequent to quarter ended September 30, 2006, on October 5, 2006, we entered into merger agreement with Urigen and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary.  Pursuant to the merger agreement, and subject to the satisfaction of all conditions set forth in the merger agreement, Valentis Holdings will be merged with and into Urigen (the “Merger”), with Urigen surviving after the Merger as a wholly-owned subsidiary of Valentis.  The merger agreement, the Merger and any other transactions contemplated thereby are subject to significant conditions including, but not limited to, the approval of the stockholders of Valentis and Urigen, our filing of a Registration Statement on Form S-4 containing a joint prospectus/information statement which is declared effective by the Securities and Exchange Commission, our having $800,000 or more in cash or net worth at the closing of the Merger and other customary conditions.

As described in Note 8 to the financial statements accompanying this Quarterly Report on Form 10-Q, Valentis has sold many of its potential products and technologies as of November 1, 2006.  However, Valentis has several remaining potential products and technologies, including its proprietary DEL-1 gene, protein and antibody and proprietary formulation and manufacturing technologies for plasmid-based therapeutics. Valentis is assessing strategic opportunities that may be available to it, including the sale or license of these remaining potential products and technologies.

Valentis, Inc. was formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. Valentis is incorporated in Delaware. In August 1999, Valentis acquired U.K.-based PolyMASC Pharmaceuticals plc. Valentis is located in Burlingame, California, where its headquarters and remaining business operations are located.

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2006, we incurred significant losses primarily due to the expenses incurred as we pursued strategic opportunities, including our potential merger with Urigen, and as a result of severance payments made in connection with our recent reductions in our workforce and because we generated limited revenue.  We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At September 30, 2006, our accumulated deficit was approximately $242.1 million.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2006.

Revenue

Revenue recognized in the three months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
License and other collaborative revenue:
PEGylation	$10	$100
GeneSwitch® gene regulation	37	208
Other	33	19
Total revenue	$80	$327

Changes in revenue for the three months ended September 30, 2006 and 2005 are explained below:

•                                          The PEGylation revenue recognized in the three months ended September 30, 2006 and 2005 primarily reflected an exclusive worldwide license of our pegylated liposome technology for the development of a pegylated formulation of Foscan temoporfin to treat cancer, rheumatoid arthritis and atherosclerotic plaque.

•                                          The GeneSwitch® gene regulation revenue recognized in the three months ended September 30, 2006 and 2005 resulted primarily from license fees received under several agreements for our GeneSwitch® gene regulation technology.

•                                          Other revenue recognized in the three months ended September 30, 2006 resulted primarily from a license agreements for our PINCTM gene delivery technology.  Other revenue recognized in the three months ended September 30, 2005 reflected biomanufacturing contract research performed for other companies.

We have no plans for further development of any of our potential products and technologies and our sole current focus is on pursuing our strategic opportunities, including consummating our announced potential merger with Urigen and selling certain assets. As a result, our collaborators may exercise their contractual rights to terminate their collaboration arrangements with us. We expect that each of our corporate collaborations will be terminated according to the terms of the respective contracts underlying such collaborations moving forward.

Research and Development Expenses

Research and development expenses decreased approximately $1.8 million to approximately $961,000 for the quarter ended September 30, 2006, compared to approximately $2.8 million for the corresponding period in 2005. The decrease primarily reflected our cessation of all research and development activities with respect to all of our potential products and technologies following the announcement of negative results of our clinical trial for VLTS 934 in July 2006.  We expect research and development expenses to further decline as we continue to pursue our strategic opportunities, primarily including consummating our announced potential merger with Urigen.

General and Administrative Expenses

General and administrative expenses increased approximately $137,000 to approximately $1.3 million for the quarter ended September 30, 2006, compared to approximately $1.2 million for the corresponding period in 2005. The increase primarily reflected expenses associated with our pursuit of strategic opportunities, including the sale of certain assets and the potential merger with Urigen.  We expect general and administrative expenses to decline going forward as we proceed towards the completion of our strategic opportunities, primarily including consummating our announced potential merger with Urigen.

Restructuring charges

In conjunction with our efforts to pursue strategic opportunities, we reduced our workforce by eliminating 14 positions, or 70% of our workforce, during the quarter ended September 30, 2006.  Subsequent to the quarter ended September 30, 2006, we terminated John J. Reddington, Ph.D., DVM., our Chief Operating Officer, and Joseph A. Markey, our Vice President of Finance and Administration, effective as of October 31, 2006.  We anticipate further reduction of our workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating our announced potential merger with Urigen.  The total costs associated with the reductions in workforce, primarily related to severance payments, are estimated to be between $1.1 million and $1.4 million. For the quarter ended September 30, 2006, $231,000 was recognized as restructuring charges, of which $126,000 and $105,000 was paid during the quarter ended September 30, 2006 and the quarter ending December 31, 2006, respectively.  The remaining reduction in workforce related costs will be paid and recognized as restructuring charges during the quarters ending December 31, 2006 and March 31, 2007. As of November 13, 2006, we employed four individuals full time. Currently all of our employees are solely focused on pursuing strategic opportunities, including consummating the announced potential merger with Urigen NA, Inc. and selling certain assets.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by approximately $269,000 to approximately $320,000 for the three months ended September 30, 2006, compared to approximately $51,000 in the corresponding period of 2005. The increase in interest income and other income and expenses, net primarily reflected the proceeds of $300,000 received from the sale of certain bioprocessing related intellectual property rights to Cobra Biologics Limited in August 2006.

Stock-Based Compensation

For the three months ended September 30, 2006 and 2005, the Company recorded approximately $491,000 and $535,000 of stock-based compensation expenses, respectively, of which $209,000 was included in research and development expense and $282,000 was included in general and administrative expense in the three months ended September 30, 2006 and $190,000 was included in research and development expense and $345,000 was included in general and administrative expense in the three months ended September 30, 2005.

The Company did not grant any stock-based awards during the three months ended September 30, 2006. The Company estimated the fair value of stock options granted during the three months ended September 30, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 124.4% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 3.9% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

Fair value of stock awards granted is recognized as expense over the service period, net of estimated forfeitures. The Company estimated forfeitures based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

LIQUIDITY AND CAPITAL RESOURCES

We have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2006, included in our Form 10-K filed with the SEC for the year ended June 30, 2006, that includes an explanatory paragraph stating that the financial statements have been prepared assuming Valentis will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $15.3 million for the fiscal year ended June 30, 2006, and our accumulated deficit was $240.0 million at June 30, 2006, and (ii) we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunity that may be available to us, including the potential merger with Urigen. We have derived and may continue to derive additional financial resources from the sale or license of assets or other actions. We expect such actions to provide financial resources sufficient to allow Valentis to carry-on operations until fiscal third quarter 2007.

If we are unable to obtain the required additional financial resources to enable us to fund the completion of our potential merger with Urigen or any other strategic opportunities that may become available to us, or if we are otherwise unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

On July 11, 2006, we announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in our Phase IIb clinical trial of VLTS 934 in PAD.  We have no plans for further development of VLTS 934 or any of our other remaining potential products and technologies and we are solely focused on pursuing strategic opportunities, including consummating our announced potential merger with Urigen and selling certain assets.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which has included funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, pursuing and completing acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures.  We expect that proceeds received from any future issuance of stock, if any, will be used to fund our efforts to pursue strategic opportunities, primarily including the consummation of the potential merger with Urigen.

In January and June 2004, June 2005 and March 2006, the Company completed four separate private placements of common stock for gross proceeds of approximately $10.0 million, $12.0 million, $4.2 million and $5.3 million, respectively.  In connection with these private placements, the Company entered into registration rights agreements with the purchasers of our common stock. Pursuant to each of the registration rights agreements, the Company filed with the SEC registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the respective private placements. In the event the Company must suspend use of any registration statement for greater than 20 consecutive days or a total of 40 days in the aggregate during the time the Company is required to keep such registration statement effective under the applicable registration rights agreement, then the Company must pay to each applicable purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of such registration statement has been suspended. The Company currently expects to be required to maintain availability of the registration statements for at least two years following the applicable closing of the private placements.

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

Minimal annual rental commitments under the operating leases, excluding amounts to be received under subleases at September 30, 2006, are as follows (in thousands):

Year ending June 30,	Operating Leases
2007 (remaining nine months)	$903
2008	458
$1,361

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, we are currently pursuing our strategic opportunities, including the resolution of our property leases, which we believe will be resolved without material adverse effect.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under our license and settlement agreement with ALZA Corporation, we have experienced net losses since our inception through September 30, 2006, and reported a net loss of $2.1 million for the quarter ended September 30, 2006. Our accumulated deficit was $242.1 million at September 30, 2006. At September 30, 2006, we had $1.7 million in cash, cash equivalents and investments, and we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunities we may pursue, including the potential merger with

Urigen. We have derived and may continue to derive additional financial resources from the sale or license of assets or other actions. We expect such actions to provide financial resources sufficient to allow Valentis to carry-on operations until fiscal third quarter 2007.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Net cash used in operating activities for the quarter ended September 30, 2006 was approximately $2.6 million, which primarily reflected the net loss of approximately $2.1 million, adjusted for non-cash stock-based compensation expenses of $491,000, and the decrease of accrued liabilities of $1.0 million. Net cash used in operating activities for the quarter ended September 30, 2005 was approximately $3.1 million, which primarily reflected the net loss of approximately $3.6 million, adjusted for non-cash stock-based compensation expenses of approximately $535,000.

Net cash provided by investing activities for the quarter ended September 30, 2006 was approximately $715,000, which primarily reflected the maturities of available-for-sale investments. Net cash used in investing activities was approximately $1.4 million for the quarters ended September 30, 2005, which reflect net purchases of marketable securities.

Net cash provided by financing activities for the quarters ended September 30, 2004 was approximately $2,000, which was attributable to repurchase of common stock. There were no financing activities during the quarter ended September 30, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts.  Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of September 30, 2006.  All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of September 30, 2006
Cash equivalents
Estimated market value	$840
Average interest rate	5.19%
Total cash equivalents and investment securities	$840

Average interest rate	5.19%

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

Our management has evaluated, with the participation of our Chief Executive Officer, who is our current principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. Subsequent to the quarter ended September 30, 0006, the Company terminated the employment of Joseph A. Markey, our former principal financial officer, effective October 31, 2006, and appointed Benjamin F. McGraw III, our principal executive officer, to also serve as our principal executive officer, effective November 1, 2006. The Company does not expect the departure of our former principal financial officer and the appointment of our principal executive officer to also serve as our principal financial officer will materially affect, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Risks Related to Valentis

Our business to date has been largely dependent on the success of VLTS 934. In July 2006, we announced that our Phase IIb clinical trial of VLTS 934 failed to meet any of its primary or secondary endpoints and that we had no further plans for the development of VLTS 934. We have undertaken restructuring activities since our announcement, but we may be unable to manage our remaining resources, including available cash, which would adversely affect our business and may require us to seek bankruptcy protection.

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

As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, we are currently pursuing strategic opportunities, including consummating our announced potential merger with Urigen NA, Inc. (“Urigen”) and selling certain of our assets. Despite these efforts, we may be unable to adequately reduce expenses associated with our existing agreements and commitments, including agreements related to VLTS 934, our other potential products and technologies or otherwise related to our business. If we fail to reduce our current expenses or generate additional cash resources through sales of our assets or otherwise, we will be unsuccessful in managing our remaining resources, which would adversely affect our business and reduce the value of an investment in, and trading price of, our common stock and may require us to seek bankruptcy protection.

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2006, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Given our July 2006 announcement that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints, we are focusing our business efforts on pursuing strategic opportunities, primarily including consummating our announced potential merger with Urigen. If we fail to show progress toward the completion of this merger, or a suitable strategic alternative, we will be unable to dispel any continuing doubts about our ability to continue as a going concern, which would adversely affect our ability to consummate any other strategic alternatives, enter into collaborative relationships with business partners, raise additional capital or further develop our remaining potential products and technologies, any of which would have a material adverse effect on our business, financial condition and results of operations.

Our primary current business focus is consummating our announced potential merger with Urigen.  Our merger agreement with Urigen contains numerous conditions, which may not be satisfied.  If we fail to satisfy these conditions or otherwise fail to consummate the merger, we would be forced to evaluate other strategic alternatives, any of which could materially adversely affect our business, and we may be required to seek bankruptcy protection.

Following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we began actively considering strategic alternatives that may be available to us with the goal of maximizing stockholder value. On October 5, 2006, we entered into merger agreement with Urigen and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary.  Pursuant to the merger agreement, and subject to the satisfaction of all conditions set forth in the merger agreement, Valentis Holdings will be merged with and into Urigen (the “Merger”), with Urigen surviving after the Merger as a wholly-owned subsidiary of Valentis.  The merger agreement, the Merger and any other transactions contemplated thereby are subject to significant conditions including, but not limited to, the approval of the stockholders of Valentis and Urigen, our filing of a Registration Statement on Form S-4 containing a joint prospectus/information statement which is declared effective by the Securities and Exchange Commission, our having $800,000 or more in cash or net worth at the closing of the Merger and other customary conditions, such as the accuracy of the respective representations and warranties of us and Urigen set forth in the merger agreement, subject to exceptions that would not have a material adverse effect on us or Urigen, respectively, and compliance in all material respects by us and Urigen with their respective covenants and obligations in the merger agreement.

If we fail to consummate the potential merger with Urigen, we would be subject to a number of risks, including the following:

•       we would not realize any anticipated benefits of the proposed merger;

•       we would incur and would remain liable for significant transaction costs, including legal, accounting, filing, printing and other costs relating to the merger whether or not it is consummated;

•       we may incur substantial termination fees, obligations and Urigen’s transaction expenses, aggregating up to $210,000, as described in more detail in the risk factor captioned “Failure to complete the merger may result in our paying significant termination fees and expenses to Urigen, which could harm our business and operations;”

•       the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed;

The occurrence of any of these events individually or in combination could have a material adverse affect on the results of operations or the stock price of our common stock and may require us to seek bankruptcy protection.

Moreover, if we are unable to consummate our merger with Urigen, we would be forced to evaluate other strategic alternatives, which may include the sale of our remaining assets, other business combination transactions, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. Any such alternative strategic measures we may pursue could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock. In addition, any other strategic alternative we pursue may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Given our financial condition, the financial and personnel resources we have expended to pursue our potential merger with Urigen and recent and anticipated workforce reductions, we may not have the financial and personnel resources, or sufficient time, to successfully implement any other strategic alternative.  Even if we were able to pursue one or more of the strategic alternatives described above, such alternatives may not enhance stockholder value or improve the trading price of our common stock.

Our potential merger with Urigen is subject to certain other specific risks set forth herein and under the subheading “Risks Related to Our Potential Merger with Urigen” included in these risk factors.  We urge you to review these risk factors in detail.

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

The process of successfully developing potential products or technologies is very time-consuming, expensive and unpredictable, there is a high rate of attrition for product candidates in preclinical and clinical trials and it may be difficult or impossible for us to develop, commercialize or license any novel or existing technologies. Until our recent July 2006 announcement regarding VLTS 934, our business strategy depended upon the successful clinical development of VLTS 934 and the subsequent development of additional potential products and technologies in our pipeline. Following this announcement, we eliminated our scientific staff and advisors necessary to further develop our potential product candidates and technologies. Consequently, we have no current plans to pursue the development of any of our remaining potential products.

As of November 1, 2006, we have sold or transferred many of our potential products and technologies.  Our remaining potential products and technologies include our proprietary DEL-1 gene, protein and antibody and proprietary formulation and manufacturing technologies for plasmid-based therapeutics. We are assessing strategic opportunities that may be available to us, including the sale or license of these remaining potential products and technologies. We will be unable to successfully develop these potential products and technologies ourselves, and we also may be unable to enter into strategic collaborations with third parties to pursue the development of these potential products and technologies. Even if we are able to identify potential strategic collaborators or licensees for these potential products and technologies, we may be unable to negotiate relationships with these parties on favorable terms, or at all. Moreover, any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may limit our ability to carry out any further research and development activities or strategic opportunities we may opt to pursue with respect to our remaining potential products and technologies, which would have a material adverse effect on our business and financial condition, including our viability as an enterprise.

In any event, our remaining potential products and technologies are currently in research, preclinical development or the early stages of clinical testing, and commercialization of those potential products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that any future research and development efforts we might undertake will be successful. For example, in September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in its Phase IIa clinical trial in patients with the intermittent claudication form of peripheral arterial disease, and in July 2006, we reported that our VLTS 934 product did not meet its primary or any of its secondary endpoints in its Phase IIb clinical trial in patients with peripheral arterial disease. All of our remaining potential products and technologies will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any future research and development and clinical trial efforts we may undertake, if any, will result in viable products or technologies.

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $15.6 million, $11.3 million and $6.5 million, for our fiscal years ended June 30, 2006, 2005 and 2004, respectively. For the three months ended September 30, 2006, we incurred a net loss of $2.1 million. As of September 30, 2006, we had an accumulated deficit totaling approximately $242.1 million. In addition, following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we announced restructuring activities, including a workforce reduction of approximately 70% of our employees during the quarter ended September 30, 2006. In addition, we terminated John J. Reddington, Ph.D., DVM., our Chief Operating Officer, and Joseph A. Markey, our Vice President of Finance and Administration, effective as of October 31, 2006.  The total costs associated with this reduction in workforce, primarily related to severance payments, are estimated to be between $1.1 million and $1.4 million. For the quarter ended September 30, 2006, $231,000 was recognized as restructuring charges, of which $126,000 and $105,000 was paid during the quarters ended September 30, 2006 and the quarter ending December 31, 2006, respectively.  The remaining reduction in workforce related costs will be paid and recognized as restructuring charges during the quarters ending December 31, 2006 and March 31, 2007.  We have no current plans to develop or commercialize any of our remaining potential products or technologies and, in any event, the development and commercialization of potential products and technologies will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we pursue the strategic opportunities that are available to us, primarily including consummating our announced potential merger with Urigen. Our ability to achieve profitability depends on the outcome of our efforts with respect to these strategic alternatives, especially our potential merger with Urigen, and the other risk factors set forth in this Quarterly Report on Form 10-Q. Because of the numerous risks and uncertainties associated with our restructuring and strategic activities and our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We announced a significant reduction in our workforce in August 2006 and we anticipate further substantial reductions in our workforce will occur. As a result of our financial condition and actual and anticipated workforce reductions, we may not be successful in retaining key employees or in attracting additional qualified personnel, which could adversely affect our efforts to effectively manage our remaining resources and consummate strategic opportunities that may be available to us, including our potential merger with Urigen.

In July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Shortly thereafter, we announced restructuring activities including a workforce reduction of approximately 70% of our employees during the quarter ended September 30, 2006. In addition, we terminated John J. Reddington, Ph.D., DVM., our Chief Operating Officer, and Joseph A. Markey, our Vice President of Finance and Administration, effective as of October 31, 2006.  The total costs associated with this reduction in workforce, primarily related to severance payments, are estimated to be between $1.1 million and $1.4 million. For the quarter ended September 30, 2006, $231,000 was recognized as restructuring charges, of which $126,000 and $105,000 was paid during the quarters ended September 30, 2006 and December 31, 2006, respectively.  The remaining reduction in workforce related costs will be paid and recognized as restructuring charges during the quarters ended December 31, 2006 and March 31, 2007.

Benjamin F. McGraw III, Pharm.D., our President, Chief Executive Officer and, effective November 1, 2006 our Principal Financial and Accounting Officer, is the sole remaining member of our management.  While we anticipate that Dr. McGraw will remain with us as an officer pending the consummation of our potential merger with Urigen, Dr. McGraw will not continue as one of our officers following the consummation of our potential merger with Urigen. Moreover, given our current financial condition, we expect that it will be difficult to attract and retain the services of any additional personnel we may need to operate our business or consummate any strategic opportunity that may be available to us, including our potential merger with Urigen. While a further reduced workforce will assist us in conserving our remaining resources, the loss of the services of Dr. McGraw or any of our other remaining employees could significantly delay or prevent the achievement of any strategic alternatives that may be available to us, including our potential merger with Urigen, which would adversely affect our future business prospects and the value of an investment in our common stock.

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

The trading price of our common stock has dropped significantly as a result of our recent announcements regarding our product candidate VLTS 934 and may continue to be highly volatile. Our common stock has traded below $1.00 per share since these announcements and closed at $0.3802 on September 26, 2006. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•       announcements regarding our potential merger with Urigen;

•       announcements regarding any other strategic alternative we may choose to, or be required to, pursue or the lack of such announcement;

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

The parties to certain of our collaboration, contract research, license and other agreements may be able to terminate such agreements due to our inability to perform our obligations under such agreements or as a result of our pursuit of certain types of strategic alternatives, including our potential merger with Urigen, which could prevent or delay us from consummating such strategic alternatives and reduce the value of our remaining potential products and technologies.

Following our July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934 in parties with PAD, we have ceased all research and development activities on all of our potential products and technologies, including activities under our collaboration and contract research agreements and activities relating to our clinical trials. Certain of our collaboration, contract research, license and other agreements may give our partners the right to terminate such agreements if we fail to perform our obligations under such agreements. For example, we expect that each of our current corporate collaborations will be terminated according to the terms of the respective agreement underlying such collaborations. Although we do not expect that any of our technology licenses or academic licenses will be terminated in the near term, we cannot guarantee that our partners to such agreements will not seek to terminate their agreements with us. The loss of any of these agreements, or the rights we receive under such agreements, may materially adversely affect the aggregate value of our remaining potential products and technologies and may prevent us from completing any strategic opportunity that may be available to us, including our potential merger with Urigen, which would materially adversely affect our business results of operations and financial condition.

Moreover, certain of our collaboration, contract research, license and other agreements are silent with respect to, or contain prohibitions on, our ability to assign such agreements in the event of certain business combinations and assets sales. Although we generally believe that we have the right to assign a substantial majority of our agreements and we do not currently anticipate that any such issues will impact our potential merger with Urigen, if we are required to pursue any other business combinations, we cannot assure you that our partners to such agreements would not seek to prevent or delay the assignment of such agreements, which might render potential strategic partners less willing to negotiate with us and decrease the value of our remaining potential products and technologies.

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

As of September 30, 2006, we had issued and outstanding 17,082,965 shares of our common stock. This amount does not include, as of September 30, 2006:

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

Our ability to pursue any strategic opportunity that may be available to us, including our potential merger with Urigen, or to engage in any future development and clinical testing of our potential products will require substantial additional financial resources. Our future funding requirements will depend on many factors, including:

•       developments relating to our potential merger with Urigen;

•       any other strategic alternative we may choose or be required to pursue;

•       future reductions in our remaining staff;

•       our financial condition;

•       developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

•       changes in our eligibility for continued listing of our common stock on The Nasdaq Capital Market;

•       our ability to establish and maintain corporate collaborations;

•       the time and costs involved in filing, prosecuting and enforcing patent claims; and

•       competing technological and market developments.

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

Following our July 2006 announcement regarding VLTS 934, we have funded our operations through cash on hand and through the sale of certain of our assets, as described in part in Note 8 to the financial statements accompanying this Quarterly Report on Form 10-Q.  Our merger agreement with Urigen prevents us from consummating any significant sales of our assets outside of the ordinary course of business without Urigen’s prior consent.  Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise.

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

Our business strategy has been to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our potential products and technologies. We face intense competition from many other companies in the pharmaceutical and biotechnology industries for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. Our financial condition has substantially reduced our ability to attract and retain current and potential corporate and academic partners, which will reduce our ability to develop, introduce and market our potential products and could adversely affect our business.

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

Our remaining potential products are subject to extensive regulatory approval by the FDA and others, including with regard to completion of clinical trials, which is expensive, time consuming and uncertain. We cannot assure you that any of our remaining potential products or technologies will be approved.

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

We cannot assure you that clinical testing for any of our remaining potential products, or any potential products we may acquire, will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our potential products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA. In addition, should any other future clinical trials for our potential products fail to demonstrate a statistically significant therapeutic drug effect and/or show that our potential products are safe for the targeted patient population, our business and prospects could be harmed, the market price of our common stock could fall, our ability to generate revenues from those potential products could be adversely affected, delayed or prevented entirely, and we may not be able to obtain additional financing on acceptable terms, or at all.

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

Our competitors, academic and research institutions or others may develop safer, more effective or less costly cardiovascular therapies, biologic delivery systems, gene-based therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than we do.  Moreover, we anticipate that similar and substantial competition will exist for any potential products we may acquire in the future, including through our potential merger with Urigen.  Any such developments could seriously harm our business, financial condition and results of operations.

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

We have relied on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We have filed patent applications to protect processes, practices and techniques related to our potential product candidates that have been significant to the development of our business. We own or have exclusive rights to 9 issued United States patents and 12 granted foreign patents. We own or have exclusive rights to approximately 3 pending patent applications in the United States and 11 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our potential products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

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

Risks Related to Our Potential Merger with Urigen

If we are successful in consummating our potential merger with Urigen, our business operations, strategies, focus and leadership will fundamentally change.  We cannot assure you that these changes will result in any improvement in our stock price.

Following our July 2006 announcement regarding VLTS 934, we ceased all development activities with respect to our remaining potential products and technologies and, as of November 1, 2006, we have disposed of many of our remaining potential products and technologies.  If we complete our merger with Urigen, our primary business focus will be on the development and commercialization of Urigen’s current product candidates.  Urigen is a privately held specialty pharmaceutical company focused on the development and commercialization of therapeutic products for urological disorders. According to Urigen, it has five programs in development that are either in or positioned to enter Phase 2 clinical trials. Urigen’s pipeline includes: U101, for the treatment of Chronic Pelvic Pain (CPP); U102, targeting symptoms of CPP secondary to pelvic irradiation; U103, targeting dyspareunia; U301, targeting acute urethraldiscomfort; and U302, targeting urethritis.  Moreover, following the merger, our current stockholders are expected to beneficially own approximately 33% of the outstanding shares of common stock of the post-merger company and three members of our seven member board of directors will have been designated by Urigen.  In addition, none of our current officers and few of our other employees will remain with us following the potential merger. Urigen board designees and management will exercise significant influence over our operations and business strategy and may have interests that differ from the interests of our current stockholders. Consequently, if we complete our potential merger with Urigen, an investment in our common stock will primarily represent an investment in the business operations, strategies, focus and leadership of Urigen.  Although we currently believe that the merger with Urigen has the potential to increase the value of an investment in our common stock, we cannot assure you that Urigen’s business operations, strategies or focus will be successful and the merger could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock.

If we are unsuccessful in consummating our merger with Urigen, we will be subject to all of the risks outlined in the subheading “Risks Relating to Valentis,” including the risks appearing under the caption “Our primary current business focus is consummating our announced potential merger with Urigen.  Our merger agreement with Urigen contains numerous conditions, which may not be satisfied.  If we fail to satisfy these conditions or otherwise fail to consummate the merger, we would be forced to evaluate other strategic alternatives, any of which could materially adversely affect our business, and we may be required to seek bankruptcy protection.”  Should any of these risks materialize, our business would be materially adversely affected and we may be required to seek bankruptcy protection.

If Urigen’s primary product candidate, U101, or any of Urigen’s other product candidates, cannot be shown to be safe and effective in clinical trials, are not approvable or not commercially successful, then the benefits of the merger may not be realized.  Urigen’s phase 2 clinical trial of U101 did not meet its primary endpoint.  We cannot guarantee that U101, or any other Urigen product candidates, will be successful in any future clinical trials and any future clinical trial of U101, or any other Urigen product candidate, would require substantial additional capital, which may not be available on commercially reasonable terms, or at all.

Following the merger, our primary product candidate will be Urigen’s primary product candidate, U101.  U101 and Urigen’s other product candidates are subject to all of the risks attendant to any drug and biologic product candidate, including, but not limited, to the risks relating to Valentis’ remaining product candidates described under the subheading “Risks Relating to Valentis.”  For instance, any of Urigen’s product candidates must be rigorously tested in clinical trials, and shown to be safe and effective before the U.S. Food and Drug Administration, or its foreign counterparts, will consider them for approval.  Failure to demonstrate that Urigen’s product candidates, especially including U101, are safe and effective, or significant delays in demonstrating safety and efficacy, would diminish the anticipated benefits of the merger. Moreover, once approved for sale, if ever, any Urigen product must be successfully commercialized. Failure to successfully commercialize one or more of Urigen’s current product candidates would also diminish the anticipated benefits of the merger.

On October 30, 2006, Urigen announced that U101 did not meet the primary endpoint in a Phase 2 clinical trial in Chronic Pelvic Pain of bladder origin. Urigen announced that the primary endpoint in this study was improvement in pain and urgency at the end of the study as monitored by the PORIS questionnaire (Patient Overall Rating of Improvement of Symptoms), a validated measurement tool used in clinical trials of chronic pelvic pain.  According to Urigen’s announcement, Urigen believes the overall results of the trial may have been compromised by issues relating to patient selection.  Furthermore, as reported in the announcement, Urigen believes that incorporation of appropriate protocol changes may allow it to achieve positive results in subsequent trials, though we cannot guarantee that U101 will be successful in any future clinical trials.

If U101, or any of Urigen’s other product candidates, cannot be shown to be safe and effective in clinical trials, are not approvable or are not commercially successful, then the benefits of the merger may not be realized, which would materially adversely affect our business.

Moreover, following the merger, any efforts to continue development of U101 or any of Urigen’s other product candidates would require us to raise substantial additional capital, which may not be available on acceptable terms, or at all.  In addition, if we issue any equity to raise capital, our current stockholders would experience further dilution in their ownership.

The issuance of shares of our common stock to Urigen stockholders in the merger will substantially reduce the percentage interests in the combined company of our current stockholders.

Under the terms of the merger agreement between us and Urigen, our stockholders will own approximately 33% of our outstanding shares of common stock following the consummation of the potential merger. As a result, following the merger, our current stockholders will experience a significant reduction in their relative percentage interests in earnings, voting, liquidation value and book and market value of the combined company, as compared with their current percentage interests. This dilution will significantly reduce or eliminate the ability of our current stockholders to exert control over the combined company, including, but not limited to, through the election or removal of our directors following the consummation of the potential merger.

Failure to complete the merger may result in our paying significant termination fees and expenses to Urigen, which could harm our business and operations.

If the merger agreement with Urigen is terminated under certain circumstances, we will be subject to the following requirements:

•               we will be required to pay Urigen’s expenses, in an amount not to exceed $150,000;

•               we will be required to pay Urigen, in addition to expenses, a termination fee of $60,000; and

•               we will be required to pay our accrued costs related to our pursuit of the merger, including significant legal, accounting, filing, printing and other costs related to the potential merger.

Consequently, if we are unable to complete the merger with Urigen, we may not have sufficient remaining financial resources to pursue any other strategic alternative that may be available to us and we may be required to seek bankruptcy protection.

If we are unsuccessful in consummating our merger with Urigen, we will also be subject to all of the risks outlined in the subheading “Risks Relating to Valentis,” including the risks appearing under the caption “Our primary current business focus is consummating our announced potential merger with Urigen.  Our merger agreement with Urigen contains numerous conditions, which may not be satisfied.  If we fail to satisfy these conditions or otherwise fail to consummate the merger, we would be forced to evaluate other strategic alternatives, any of which could materially adversely affect our business, and we may be required to seek bankruptcy protection.”  Should any of these risks materialize, our business would be materially adversely affected and we may be required to seek bankruptcy protection.

The market price of the our common stock may decline as a result of the merger.

Even if our merger with Urigen is consummated, the market price of our common stock may decline for a number of reasons including if:

•                  our integration with Urigen is not completed in a timely and efficient manner;

•                  we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by us or financial or industry analysts, stockholders or other investors;

•                  the effect of the merger on our business and prospects is not consistent with the expectations of us or financial or industry analysts, stockholders or other investors;

•                  the effect of the merger on our financial results is dilutive for a number of years;

•                  investors react negatively to our business and prospects following the merger; or

•                  any of the other risks referred to in this section materialize.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If we are unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests, including in their ability to influence our actions and our future directors, without receiving any commensurate benefit.

While the merger is pending, we may not be able to pursue certain desirable transactions, because of restrictions in the merger agreement, which could adversely affect our business.

Covenants in the merger agreement impede our ability to complete certain transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may have lost opportunities to pursue other strategic alternatives that may be available to us and we may be forced to seek bankruptcy protection.

Certain provisions of the merger agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

The terms of the merger agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in its reasonable, good faith judgment that an unsolicited alternative takeover proposal (i) is or is reasonably likely to lead to a superior takeover proposal, (ii) is reasonably capable of being consummated and (iii) that failure to cooperate with the proponent of the proposal could reasonably be considered a breach of the fiduciary duties of our board of directors. In addition, under certain circumstances, we would be required to pay a termination fee of $60,000 to Urigen, plus up to $150,000 in Urigen’s reasonable expenses, including upon termination of the merger agreement by our board of directors if it decides to recommend a superior proposal. Our termination fee and expense reimbursement obligations may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause our boards of directors to be less receptive to any alternative proposals.

If we are not successful in integrating our organization with Urigen, we may not be able to operate efficiently after the merger.

Achieving the benefits of the merger will depend in part on the successful integration of our operations and Urigen’s operations in a timely and efficient manner. The integration process requires coordination and integration of different development and regulatory systems, applications, policies, procedures, business processes and operations, and may involve the integration of personnel. This may prove difficult and unpredictable because of possible cultural conflicts with our remaining directors and employees and different opinions on scientific and regulatory matters. If we cannot successfully integrate our operations and personnel, we may not realize the expected benefits of the merger.

ITEM 2. UNREGISTERED SALES AND USE OF PROCEEDS

 Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS

(a)           Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and Valentis Holdings, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference.

2.2

Form of Voting Agreement, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and each of Valentis’ officers and directors, filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference.

2.3

Form of Voting Agreement, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and each of Urigen’s officers and directors, filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006 and incorporated herein by reference.

2.4

Technology Transfer Agreement, dated as of October 16, 2006, by and between Valentis, Inc. and Genetronics, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2006 and incorporated herein by reference.

2.5

Technology Transfer Agreement, dated as of October 24, 2006, by and between Valentis, Inc. and Vical Incorporated, filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2006 and incorporated herein by reference.

2.6

Asset Transfer Agreement, dated as of October 26, 2006, by and between Valentis, Inc. and Biolitec, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006 and incorporated herein by reference.

2.7

Asset Purchase Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006 and incorporated herein by reference.

2.8

Asset Transfer Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006 and incorporated herein by reference.

10.1

License Agreement, dated as of October 23, 2006, by and between Valentis, Inc. and Vical Incorporated, filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2006 and incorporated herein by reference.

10.2

License Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 2, 2006 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: November 14, 2006	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)