Form 10-Q
period 2006-12-31
VALENTIS INC
filed 2007-02-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2006.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File Number 0-22987

VALENTIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

533 Airport Blvd., Suite 400, Burlingame, CA	94010
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 17,067,284 as of February 13, 2007.

VALENTIS, INC.
INDEX

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2006	June 30, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,697	$3,598
Short-term investments	—	750
Interest and other receivables	74	87
Prepaid expenses and other current assets	320	280
Total current assets	2,091	4,715
Property and equipment, net	7	37
Goodwill	409	409
Other assets	—	97
Total assets	$2,507	$5,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10	$91
Accrued compensation	775	889
Accrued clinical trial costs	12	730
Other accrued liabilities	763	705
Total current liabilities	1,560	2,415
Stockholders’ equity:
Common stock	17	17
Additional paid-in capital	244,373	243,493
Accumulated other comprehensive loss	(693)	(693)
Accumulated deficit	(242,750)	(239,974)
Total stockholders’ equity	947	2,843
Total liabilities and stockholders’ equity	$2,507	$5,258

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
License and other revenue	$260	$146	$340	$473
Total revenue	260	146	340	473

Operating expenses:
Research and development	—	2,848	961	5,605
General and administrative	1,496	1,271	2,843	2,481
Restructuring charges	668	—	899	—
Total operating expenses	2,164	4,119	4,703	8,086
Loss from operations	(1,904)	(3,973)	(4,363)	(7,613)

Interest income	5	72	36	158
Other income and expenses, net	1,262	—	1,551	(35)
Net loss	$(637)	$(3,901)	$(2,776)	$(7,490)

Basic and diluted net loss per share	$(0.04)	$(0.26)	$(0.16)	$(0.50)

Weighted-average shares used in computing net loss per common share	17,055	14,852	17,045	14,844

See accompanying notes.

VALENTIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,776)	$(7,490)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	8	24
Gain on sale of assets	(582)	—
Stock-based compensation	890	1,010
Changes in operating assets and liabilities:
Interest and other receivables	13	270
Prepaid expenses and other assets	57	(128)
Accounts payable	(81)	(209)
Accrued liabilities	(774)	416
Net cash used in operating activities	(3,245)	(6,107)

Cash flows from investing activities:
Purchase of property and equipment	—	(32)
Proceeds from sale of assets	604	—
Purchase of available-for-sale investments	—	(4,772)
Maturities of available-for-sale investments	750	5,918
Net cash provided by investing activities	1,354	1,114

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	(10)	24
Net cash provided by (used in) financing activities	(10)	24

Net decrease in cash and cash equivalents	(1,901)	(4,969)
Cash and cash equivalents, beginning of period	3,598	8,865
Cash and cash equivalents, end of period	$1,697	$3,896

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at December 31, 2006 and the results of operations for the interim periods ended December 31, 2006 and 2005. The balance sheet at June 30, 2006 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2007. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2006, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2.                                      Significant Accounting Policies

Stock-Based Compensation

For the three months ended December 31, 2006, the Company recorded approximately $399,000 of stock-based compensation expenses, all of which was included in general and administrative expense, For the three months ended December 31, 2005, the Company recorded approximately $475,000 of stock-based compensation expenses, of which $166,000 was included in research and development expense and $309,000 was included in general and administrative expense. The impact of stock-based compensation expenses on the Company’s basic and diluted net loss per share in the three months ended December 31, 2006 and 2005 was a loss of $0.02 and $0.03 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the three ended December 31, 2006 and 2005.

For the six months ended December 31, 2006, the Company recorded approximately $890,000 of stock-based compensation expenses, of which $209,000 was included in research and development expense and $681,000 was included in general and administrative expense. For the six months ended December 31, 2005, the Company recorded approximately $1.0 million of stock-based compensation expenses, of which $355,000 was included in research and development expense and $655,000 was included in general and administrative expense. The impact of stock-based compensation expenses on the Company’s basic and diluted net loss per share in the six months ended December 31, 2006 and 2005 was a loss of $0.05 and $0.07 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the six ended December 31, 2006 and 2005. As of December 31, 2006, unamortized stock-based compensation expenses of approximately $1.1 million remain to be recognized over a weighted-average period of 2.3 years.  The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company did not grant any stock-based awards during the three and six months ended December 31, 2006. The Company estimated the fair value of stock options granted during the three and six months ended December 31, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 124.4% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

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

The following table summarizes activities under the Company’s stock option plans during the three months ended December 31, 2006.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)
Options outstanding at September 30, 2006	3,045,215	$6.77
Options forfeited or expired	(32,624)	$12.48
Options outstanding at December 31, 2006	3,012,591	$6.71	7.63	$—
Options exercisable at December 31, 2006	2,317,135	$7.65	7.35	$—

Nonvested share activity under the Company’s stock option plans for the three months ended December 31, 2006 is summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at September 30, 2006	48,951	$2.80
Vested	(29,130)	$2.80
Nonvested balance at December 31, 2006	19,821	$2.80

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(637)	$(3,901)	$(2,776)	$(7,490)

Basic and Diluted:
Weighted average shares of common stock outstanding	17,075	14,943	17,080	14,941
Less: Weighted average shares in escrow, subject to return	—	(2)	(1)	(2)
Less: Weighted average shares subject to forfeiture	(20)	(89)	(34)	(95)
Weighted-average shares of common stock used in computing net loss per share	17,055	14,852	17,045	14,844

Basic and diluted net loss per share	$(0.04)	$(0.26)	$(0.16)	$(0.50)

The computation of basic net loss per share excludes the following shares of common stock, which are outstanding but are held in escrow or subject to Valentis’ right of forfeiture:

•                                          A total of 2,106 shares of common stock that were issued in November 2002 and held in escrow in partial consideration for a license agreement. The 2,106 shares of common stock were returned to the Company and cancelled upon termination of the license agreement in October 2006.

•                                          A total of 19,821 and 89,006 shares of common stock that were subject to shares vest based on continued employment as of December 31, 2006 and 2005, respectively.

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•                                          Options to purchase 3,012,591 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $6.71 per share at December 31, 2006 and options to purchase 2,894,289 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $7.07 per share at December 31, 2005.

•                                          Warrants to purchase up to 4,724,944 shares of common stock at a weighted average price of $3.84 per share and warrants to purchase up to 3,666,575 shares of common stock at a weighted average price of $4.09 per share at December 31, 2006 and 2005, respectively.

The options, common stock purchase warrants and shares of outstanding common stock subject to Valentis’ right of forfeiture will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.                                      Comprehensive Loss

Following are the components of comprehensive loss (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(637)	$(3,901)	$(2,776)	$(7,490)
Net unrealized gain (loss) on available-for-sale securities	—	1	—	3
Comprehensive loss	$(637)	$(3,900)	$(2,776)	$(7,487)

5.                                      Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	December 31, 2006	June 30, 2006
Accrued research and development expenses	$—	$172
Accrued rent	—	50
Accrued property and use taxes	5	98
Accrued legal expenses	92	124
Accrued accounting fees	117	194
Deposits	480	—
Other	69	67
Total	$763	$705

6.                                      Restructuring Charges

Following Valentis’ announcement regarding the results of its clinical trial for VLTS 934 in July 2006, Valentis announced restructuring activities, including a workforce reduction of approximately 55% of its employees on August 18, 2006. Further reductions of approximately 66% of Valentis’ remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM., its Chief Operating Officer, and Joseph A. Markey, its Vice President of Finance and Administration on October 31. 2006. Valentis anticipates further reductions of its remaining workforce as it proceeds towards the completion of its strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $899,000 has been recognized as restructuring charges and $372,000 has been paid as of December 31, 2006. The remaining costs related to the workforce reduction are expected to be recognized as restructuring charges and paid in the fiscal third and fourth quarters of 2007.

7.                                      Other Income and Expenses, Net

For the three and six months ended December 31, 2006, other income and expenses, net primarily reflected the proceeds received form the sale of many of our remaining potential products and technologies and gains from sale of most of our remaining machinery, equipments and furniture and fixtures totaling approximately $1.3 million and $1.6 million, respectively.  These gains are classified in Other Income and Expenses, Net because asset sales is part of the Company’s efforts to pursue strategic opportunities, which include the potential merger with Urigen, the sale of certain assets or other actions.

In August 2006, Valentis entered into an asset sale agreement with Cobra Biologics Ltd.  Pursuant to the agreement, the Company sold to Cobra certain biomanufacturing rights and intellectual property for a purchase price of $300,000. Payment of $300,000 was received by the Company and recognized as other income in the quarter ended September 30, 2006.

On October 24, 2006, Valentis entered into a technology transfer agreement with Vical. Pursuant to the agreement, Valentis sold to Vical (i) certain patents and patent applications regarding (a) formulations and methods for the treatment of inflammatory diseases and (b) gene delivery for ischemic conditions, (ii) all intellectual and industrial property owned by Valentis and related to, and reasonably necessary for Vical to take certain actions with respect to, any of the foregoing patents and patent applications and (iii) all rights owned or controlled by Valentis relating exclusively to any of the foregoing patents and patent applications, for an aggregate cash purchase price of $30,000. In addition, Vical agreed to assume certain liabilities of Valentis relating to the transferred assets. Payment of $30,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

On October 26, 2006, Valentis entered into an asset transfer agreement with Biolitec, Inc. (“Biolitec”). Pursuant to the agreement, Valentis sold to Biolitec (i) Valentis’ PEG liposome patent, (ii) any patents upon which Valentis’ PEG liposome patent claims priority, (iii) any corresponding foreign patents, (iv) all files of Valentis and its affiliates relating to any of the foregoing patents and (v) all rights owned or controlled by Valentis and its affiliates relating to any of the foregoing patents, for an aggregate cash purchase price of $110,000. In connection with the assets transfer, Biolitec agreed to assume certain liabilities of Valentis relating to the transferred assets. Payment of $110,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

On October 27, 2006, Valentis entered into an asset transfer agreement with Juvaris Biotherapeutics, Inc. (“Juvaris”). Pursuant to the agreement, Valentis sold to Juvaris (i) Valentis’ DOTIM lipid composition patents, (ii) all rights owned or controlled by Valentis and its affiliates relating to Valentis’ DOTIM lipid composition patents, (iii) any patents or know-how referring to Valentis’ DOTIM lipid composition, (iv) certain cell lines and (v) all pre-clinical and clinical data and regulatory filings related to the foregoing assets, for an aggregate cash purchase price of $550,000. In connection with the assets transfer, Juvaris agreed to assume certain liabilities of Valentis relating to the transferred assets, and Valentis and Juvaris agreed, as of October 28, 2006, to terminate an existing license agreement between Valentis and Juvaris. The Company received a fully non-recoupable and non-refundable deposit of $250,000 in October 2006. The remaining amount of $300,000 was received by the Company upon the completion of the asset transfer agreement in the quarter ended December 31, 2006. The Company recognized $550,000 as other income in the quarter ended December 31, 2006.

On October 27, 2006, Valentis entered into an asset purchase agreement with Juvaris. Pursuant to the agreement, Valentis sold to Juvaris certain of Valentis’ machinery, equipment, furniture and other related assets, for an aggregate cash purchase price of $500,000. On December 20, 2006, Valentis entered into an  additional asset purchase agreement with Juvaris. Pursuant to the agreement, Valentis sold to Juvaris certain of Valentis’ equipment, furniture and other related assets, for an aggregate cash purchase price of $25,000.  The Company received payments in full under these two purchase agreements in the quarter ended December 31, 2006. In addition, Valentis sold certain of its machinery, equipment, furniture and other related assets in an auction conducted in November 2006, from which the Company received net proceeds of $79,000. Based on payments received for the two assets purchase agreements with Juvaris and the net proceeds received from the auction, totaling $604,000,  the Company recognized an aggregated gain on sale of assets of $581,000 as other income in the quarter ended December 31, 2006.

On October 16, 2006, Valentis entered into a technology transfer agreement with Genetronics, Inc. (“Genetronics”). Pursuant to the agreement, the Company (i) sold to Genetronics certain patents, trademarks and intellectual property rights relating to the Company’s PINC™ polymer delivery system, GeneSwitch® gene regulation technology, cationic lipids and gene expression technologies, (ii) sold to Genetronics the Company’s GeneSwitch® product inventory and (iii) sold and assigned to Genetronics a number of existing license agreements between the Company and certain third parties relating to the Company’s PINC™ polymer delivery system and GeneSwitch® gene regulation technology, for an aggregate purchase price of $860,000, of which a portion was offset by an outstanding debt Valentis owed to Genetronics in the amount of $320,000 relating to a 2001 license agreement between the parties. In connection with the technology transfer, Genetronics agreed to assume certain liabilities of the Company relating to the transferred assets, and Valentis and Genetronics agreed, as of October 16, 2006, to terminate in its entirety a license agreement between Valentis and Genetronics, dated November 14, 2001. In the quarter ended December 31, 2006, net proceeds of $480,000 were received and recorded in other accrued liabilities as deposits because the Company has not yet completed all of its obligations under the agreement. The Company will recognize $540,000 of other income when the remaining proceeds of $60,000 are received and all of its obligations under the agreement are completed by the Company.

8.                                      Subsequent Events

In January 2007, Valentis entered into a non-exclusive license agreement with Althea Technologies, Inc. Pursuant to the license agreement, Valentis granted to Althea, in exchange for a cash license fee of $185,000, a non-exclusive, worldwide, royalty-free, fully paid license related to certain of Valentis’ biomanufacturing technologies.  The Company received the license fee of $185,000 in full in January 2007.

In January 2007, Valentis entered into an asset purchase agreement with Medarex, Inc. Pursuant to the agreement, the Company sold to Medarex certain of Valentis’ technologies related to the Del-1 gene, Del-1 protein and certain Del-1 antibodies for an aggregate purchase price of $250,000.  The Company received the total purchase price of $250,000 in full in January 2007.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets and our announced potential merger with Urigen, N.A., Inc. Forward-looking statements are subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include those set forth in Part II, Item 1A - “Risk Factors” in this Quarterly Report on Form 10-Q and other risks detailed in our reports filed with the Securities and Exchange Commission. We undertake no obligation to revise or update any such forward-looking statements.  The reader is strongly urged to read the information set forth in Part II, Item 1A, under the caption “Risk Factors,” for a detailed description of these significant risks, uncertainties and other factors.

OVERVIEW

We are a biotechnology company that was previously engaged in the development of innovative products for peripheral artery disease, or PAD. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque, which obstructs blood flow.

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

We have no plans for further development of VLTS 934, have ceased research and development activities on all of our remaining potential products and technologies and are focused on pursuing strategic opportunities, including consummating the announced potential merger with Urigen N.A., Inc., or Urigen, as described below, and selling certain assets.

On October 5, 2006, we entered into a merger agreement with Urigen and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary. Pursuant to the merger agreement, and subject to the satisfaction of all conditions set forth in the merger agreement, Valentis Holdings will be merged with and into Urigen, with Urigen surviving after the merger as a wholly-owned subsidiary of us. The merger agreement, the merger and any other transactions contemplated thereby are subject to significant conditions including, but not limited to, the approval of our stockholders and the stockholders of Urigen, our filing of a Registration Statement on Form S-4 containing a joint prospectus/proxy statement which is declared effective by the Securities and Exchange Commission, or the SEC, our having $800,000 or more in cash or net worth at the closing of the merger and other customary conditions.

Each Urigen stockholder, with the exception of the holders of the Series B preferred stock, will receive, in exchange for each share of Urigen common stock held or deemed to be held by such stockholder immediately prior to the closing of the merger, a number of shares of our common stock equal to two times the quotient obtained by dividing the number of fully diluted shares of our common stock issued and outstanding immediately prior to the closing of the merger by the number of fully diluted shares of Urigen common stock issued and outstanding immediately prior to the closing of the merger (excluding in all cases Urigen dissenting shares), subject to cash payment in lieu of the issuance of fractional shares. Each share of the Series B preferred stock of Urigen shall be exchanged directly for the number of shares of our common stock equal to five times the number of shares of our common stock to be issued in the merger in exchange for each share of Urigen common stock, subject to cash payment in lieu of the issuance of fractional shares. As a result, immediately after the merger Urigen stockholders will own approximately 67% of the fully-diluted shares of the combined company and our stockholders will own approximately 33% of the fully-diluted shares of the combined company.

The merger agreement also provides that if we have less than $1.0 million in cash (including cash equivalents having immediate maturity net of any penalty) or less than $1.0 million in net worth at the closing of the merger, then, in addition to the shares issuable to Urigen stockholders as described above, Urigen stockholders will receive on a pro rata basis additional shares of our common stock equal to the amount obtained by dividing (i) the difference between $1.0 million and our actual cash (including cash equivalents having immediate maturity net of any penalty) or net worth as of the closing of the merger, whichever difference is greater, by (ii) $0.38, which was the weighted average price of our common stock for the 30-day period immediately prior to the first public announcement of the merger.

In connection with the proposed merger transaction, we filed a  registration statement on Form S-4 on February 5, 2007 with the SEC.  The registration statement includes a preliminary joint proxy statement and prospectus. After the SEC completes its review of the registration statement, a definitive joint proxy statement and prospectus will be filed with the SEC and will be sent to our stockholders and Urigen's stockholders prior to holding any meeting to vote on the proposed merger and related transactions. We and Urigen currently anticipate holding our respective stockholders' meetings to approve the proposed merger and related transactions on or about March 28, 2007. Depending upon the SEC's review of the registration statement and other factors, the date for the respective stockholders' meetings of us and Urigen may be subject to change.

As described in Notes 7 and 8 to the financial statements accompanying this Quarterly Report on Form 10-Q, we have sold many of our potential products and technologies as of January 31, 2007. However, we have several remaining potential products and technologies, including:

•    OptiPEG™ PEGylation technology; and

•    Proprietary scalable processes to manufacture plasmid DNA formulated products.

We are assessing strategic opportunities that may be available to us, including the sale or license of these remaining potential products and technologies and the assertion of our manufacturing intellectual property through a variety of avenues.

On January 8, 2007, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that trading of our common stock on the Nasdaq Capital Market would be suspended at the opening of business on January 18, 2007 and a Form 25-NSE would be filed with the SEC to remove our securities from listing and registration on Nasdaq, unless we appealed Nasdaq’s determination and requested a hearing on the matter no later than 4:00 p.m. Eastern time on January 16, 2007. Our management and board of directors appealed Nasdaq’s determination and requested a hearing on the matter, which hearing will be held on March 1, 2007. Upon receipt by Nasdaq of our hearing request, the suspension of our common stock and the filing of the Form 25-NSE were stayed pending Nasdaq’s final decision.

We were formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. We are incorporated in Delaware. In August 1999, we acquired U.K.-based PolyMASC Pharmaceuticals plc. We are located in Burlingame, California, where our headquarters and remaining business operations are located.

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2006, we incurred significant losses primarily due to the expenses incurred as we pursued strategic opportunities, including our potential merger with Urigen, and as a result of severance payments made in connection with our recent reductions in our workforce and because we generated limited revenue.  We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At December 31, 2006, our accumulated deficit was approximately $242.8 million.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended December 31, 2006 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the SEC on September 28, 2006.

Revenue

Revenue recognized in the three and six months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
License and other revenue
GeneSwitch® gene regulation	$—	$74	$37	$282
PINCTM gene delivery	—	33	33	33
PEGylation	75	20	85	120
Other	185	19	185	38
Total revenue	$260	$146	$340	$473

Changes in revenue for the three and six months ended December 31, 2006 and 2005 are explained below:

•                                          The GeneSwitch® gene regulation, PINCTM gene delivery and  PEGylation revenue recognized in the three and six months ended December 31, 2006 and 2005 resulted primarily from license and/or annual license maintenance fees received under several agreements with other companies.

•                                          Other revenue recognized in the three and six months ended December 31, 2006 resulted primarily from a license agreement for our biomanufacturing technologies. Other revenue recognized in the three and six months ended December 31, 2005 resulted primarily from biomanufacturing contract research performed for other companies during the periods.

We have no plans for further development of any of our potential products and technologies and our current focus is on pursuing our strategic opportunities, including consummating our announced potential merger with Urigen and selling certain assets. As a result, our collaborators may exercise their contractual rights to terminate their collaboration arrangements with us. We expect that each of our corporate collaborations will be terminated according to the terms of the respective contracts underlying such collaborations.

Research and Development Expenses

Following our July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934 in patients with PAD, we ceased all research and development activities on all of our potential products and technologies, including activities relating to our clinical trials.  We did not record any research and development expenses during the quarter ended December 31, 2006.  For the six months ended December 31, 2006, we recorded $961,000 of research and development expenses, which primarily reflected expenses incurred prior to the cessation of all research and development activities related to our Phase IIb clinical trial of VLTS 934 in patients with PAD. For the three and six months ended December 31, 2005, we recorded $2.8 million and $5.6 million of research and development expenses, respectively, which primarily reflected expenses incurred relating to our Phase IIb clinical trial of VLTS 934 in patients with PAD.

General and Administrative Expenses

General and administrative expenses increased approximately $225,000 to approximately $1.5 million for the quarter ended December 31, 2006, compared to approximately $1.3 million for the corresponding period in 2005. General and administrative expenses increased approximately $322,000 to approximately $2.8 million for the six months ended December 31, 2006, compared to approximately $2.5 million for the corresponding period in 2005.The increases primarily reflected expenses associated with our pursuit of strategic opportunities, including the sale of certain assets and the potential merger with Urigen.  We expect general and administrative expenses to decline going forward as we proceed towards the completion of our strategic opportunities, primarily including consummating our announced potential merger with Urigen.

Restructuring charges

Following our announcement regarding the results of our clinical trial for VLTS 934 in July 2006, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM, our chief operating officer, and Joseph A. Markey, our vice president of finance and administration on October 31, 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $899,000 has been recognized as restructuring charges and $372,000 has been paid as of December 31, 2006. The remaining costs related to the workforce reduction are expected to be recognized as restructuring charges and paid in the fiscal third and fourth quarters of 2007.

Other Income and Expenses, net

Following our announcement regarding negative results of our clinical trial for VLTS 934 in July 2006, we entered into agreements with other companies to sell many of our remaining potential products and technologies. For the three and six months ended December 31, 2006, we recognized payments received totaling approximately $690,000 and $1.0 million as other income under these agreements. These payments received are classified as other income as the sale of assets is part of our efforts to pursue strategic opportunities, which include the potential merger with Urigen, the sale of certain assets or other actions. In addition, during the three months ended December 31, 2006, we sold most of our remaining machinery, equipment, furniture and fixtures for an aggregated net proceeds of approximately $604,000 and recognized gain on sale of assets totaling $581,000 as other income. Furthermore, in October 2006, we entered into a sale of technology agreement with a company for a net consideration of $540,000, of which $480,000 was received by us in November 2006 and recorded in other accrued liabilities in the quarter ended December 31, 2006 as we have not yet completed all of our obligations under the agreement. We will recognize $540,000 of other income when the remaining proceeds of $60,000 are received and all of our obligations under the agreement are completed by us.

Stock-Based Compensation

For the three months ended December 31, 2006, we recorded approximately $399,000 of stock-based compensation expenses, all of which was included in general and administrative expense. For the three months ended December 31, 2005, we recorded approximately $475,000 of stock-based compensation expenses, of which $166,000 was included in research and development expense and $309,000 was included in general and administrative expense.

For the six months ended December 31, 2006, we recorded approximately $890,000 of stock-based compensation expenses, of which $209,000 was included in research and development expense and $681,000 was included in general and administrative expense. For the six months ended December 31, 2005, we recorded approximately $1.0 million of stock-based compensation expenses, of which $355,000 was included in research and development expense and $655,000 was included in general and administrative expense.

We did not grant any stock-based awards during the six months ended December 31, 2006. We estimated the fair value of stock options granted during the three and six months ended December 31, 2005 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the SEC’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 124.4% based on our historical volatility that matched the expected term; (iii) risk-free rate of 3.9% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) we assumed a zero percent dividend yield.

Fair value of stock awards granted is recognized as expense over the service period, net of estimated forfeitures. We estimated forfeitures based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2006, included in our Form 10-K filed with the SEC for the year ended June 30, 2006, that includes an explanatory paragraph stating that the financial statements were prepared assuming that we will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $15.3 million for the fiscal year ended June 30, 2006, and our accumulated deficit was $240.0 million at June 30, 2006, and (ii) we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunity that may be available to us, including the potential merger with Urigen. We have derived and may continue to derive additional financial resources from the sale or license of assets or other actions. We expect such actions to provide financial resources sufficient to allow us to continue operations until fiscal fourth quarter 2007.

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

On July 11, 2006, we announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in our Phase IIb clinical trial of VLTS 934 in PAD. We have no plans for further development of VLTS 934 or any of our other remaining potential products and technologies and we are focused on pursuing strategic opportunities, including consummating our announced potential merger with Urigen and selling certain assets.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which has included funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, pursuing and completing acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. We expect that proceeds received from future issuance of stock, if any, will be used to fund our efforts to pursue strategic opportunities, primarily including the consummation of the potential merger with Urigen.

In January and June 2004, June 2005 and March 2006, we completed four separate private placements of common stock for gross proceeds of approximately $10.0 million, $12.0 million, $4.2 million and $5.3 million, respectively. In connection with these private placements, we entered into registration rights agreements with the purchasers of our common stock. Pursuant to each of the registration rights agreements, we filed with the SEC registration statements related to the shares issued to the purchasers and shares issuable upon the exercise of the warrants under the respective private placements. In the event that we must suspend use of any registration statement for greater than 20 consecutive days or a total of 40 days in the aggregate during the time we are required to keep such registration statement effective under the applicable registration rights agreement, then we must pay to each applicable purchaser in cash 1.0% of the purchaser’s aggregate purchase price of the shares for the first month, as well as an additional 1.5% of the purchaser’s aggregate purchase price for each additional month thereafter, while the use of such registration statement has been suspended. We currently expect to be required to maintain availability of the registration statements for at least two years following the applicable closing of the private placements.

In addition, under the securities purchase agreements entered into in connection with the private placements completed in June 2005 and March 2006, while there is an effective registration statement and if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

As of January 15, 2007, we terminated our existing property leases without any material adverse effect. We currently are provided office space in the building we previously leased in Burlingame, California. We plan to relocate to an office space in a nearby location until completion of the proposed merger with Urigen.

Except for the quarter ended September 30, 2003, in which we reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under our license and settlement agreement with ALZA Corporation, we have experienced net losses since our inception through December 31, 2006, and reported a net loss of $637,000 for the quarter ended December 31, 2006. Our accumulated deficit was $242.8 million at December 31, 2006. At December 31, 2006, we had $1.7 million in cash, cash equivalents and investments, and we anticipate requiring additional financial resources to enable us to fund the completion of any strategic opportunities we may pursue, including the potential merger with Urigen. We have derived and may continue to derive additional financial resources from the sale or license of assets or other actions. We expect such actions to provide financial resources sufficient to allow us to continue operations until fiscal fourth quarter 2007.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Net cash used in operating activities for the six months ended December 31, 2006 was approximately $3.2 million, which primarily reflected the net loss of approximately $2.8 million, adjusted for gain on disposal of assets of $582,000, non-cash stock-based compensation expenses of $890,000, and the decrease of accrued liabilities of $774,000. Net cash used in operating activities for the six months ended December 31, 2005 was approximately $6.1 million, which primarily reflected the net loss of approximately $7.5 million, non-cash stock-based compensation expenses of approximately $1.0 million and an increase of accrued liabilities of approximately $416,000.

Net cash provided by investing activities for the six months ended December 31, 2006 was approximately $1.4 million, which primarily reflected the proceeds received from disposal of assets of $604,000 and maturities of available-for-sale investments of $750,000. Net cash provided by investing activities was approximately $1.1 million for the six months ended December 31, 2005, which reflect net maturities of available-for-sale investments.

Net cash used in financing activities for the six months ended December 31, 2006 was approximately $10,000, which was attributable to repurchase of common stock. Net cash provide by financing activities for the six months ended December 31, 2005 was approximately $24,000, which resulted primarily from proceeds received from the issuance of common stock under our Employee Stock Purchase Plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of December 31, 2006.  All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of September 30, 2006
Cash equivalents
Estimated market value	$151
Average interest rate	5.21%
Total cash equivalents and investment securities	$151

Average interest rate	5.21%

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management has evaluated, with the participation of our chief executive officer, who is our current principal executive officer and principal financial officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our chief executive officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We terminated the employment of Joseph A. Markey, our former principal financial officer, effective October 31, 2006, and appointed Benjamin F. McGraw, III, our principal executive officer, to also serve as our principal financial officer, effective November 1, 2006. Neither the departure of our former principal financial officer nor the appointment of our principal executive officer to also serve as our principal financial officer have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Us

Our business to date has been largely dependent on the success of VLTS 934. In July 2006, we announced that our Phase IIb clinical trial of VLTS 934 failed to meet any of its primary or secondary endpoints and that we had no further plans for the development of VLTS 934. We have undertaken restructuring activities since our announcement, but we may be unable to successfully manage our remaining resources, including available cash, which would adversely affect our business and may require us to liquidate.

In July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. We have no plans for further development of VLTS 934 and we have terminated our Phase IIb clinical trial. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of VLTS 934.

Following our announcement regarding the results of our clinical trial for VLTS 934, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce occurred through the ends of August and October 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reductions in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $899,000 was recorded and $372,000 was paid during the fiscal first and second quarters of 2007. The remaining costs related to the workforce reductions are expected to be recorded and paid in the fiscal third quarter of 2007. As a result of the July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934, we have entered into agreements for the sale or license of certain of our assets and the resolution of our property leases. We have terminated our facilities lease and divested related equipment and tenant improvements. Despite these efforts, we may be unable to adequately reduce expenses associated with our existing agreements and commitments, including agreements related to our potential products and technologies or otherwise related to our business. If we fail to reduce our current expenses or generate additional cash resources through sales of our assets or otherwise, we will be unsuccessful in managing our remaining resources, which would adversely affect our business and reduce the value of an investment in, and trading price of, our common stock which may result in our inability to comply with the net cash and net worth covenants under the merger agreement and may require us to liquidate.

Failure to effect the merger or another strategic alternative could materially adversely affect our business. If we are unsuccessful in consummating the merger or another suitable strategic alternative, we may be required to liquidate.

Following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we began actively considering strategic alternatives available to us with the goal of maximizing stockholder value. In addition to the merger, these strategic alternatives may, to the extent permitted by the merger agreement, include a variety of different business arrangements, such as the sale of certain of our assets, business combinations, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. Our strategic measures implemented to date, including the merger, and any strategic opportunity we may pursue could disappoint investors and depress the price of our common stock and the value of an investment in our common stock. The merger or any other strategic alternative we pursue may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results. Moreover, given our financial condition and recent and anticipated workforce reductions, we may not be able to successfully implement the merger or any other strategic alternative we pursue, and even if we determine to pursue one or more of the strategic alternatives including in lieu of or in addition to the merger, we may be unable to do so on acceptable financial terms and such alternatives may not enhance stockholder value or improve the trading price of our common stock. Although pursuing a strategic opportunity is subject to the risks outlined herein, if we are unsuccessful in consummating the merger and/or other suitable strategic alternatives, our business would be materially adversely affected and we may be required to liquidate.

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

The process of successfully developing potential products or technologies is very time-consuming, expensive and unpredictable, there is a high rate of attrition for product candidates in preclinical and clinical trials and it may be difficult or impossible for us to develop, commercialize or license any novel or existing technologies. Until our recent July 2006 announcement regarding VLTS 934, our business strategy depended upon the successful clinical development of VLTS 934 and the subsequent development of additional potential products and technologies in our pipeline. Shortly following this announcement, we announced a workforce reduction of 55% of our employees, which included the elimination of scientific staff and advisors necessary to further develop our potential product candidates and technologies. We further reduced our workforce to four employees in October 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. Consequently, we have no current plans to pursue the development of any of our remaining potential products and, in any event, such potential products and technologies currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those potential products will not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that any future research and development efforts we might undertake will be successful. In September 2004, we reported that our Deltavasc™ product did not meet its primary endpoint in our Phase IIa clinical trial in patients with the intermittent claudication form of peripheral arterial disease. In July 2006, we reported that our VLTS 934 product did not meet its primary or any of its secondary endpoints in our Phase IIb clinical trial in patients with peripheral arterial disease. All of our remaining potential products and technologies will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any future research and development and clinical trial efforts will result in viable products or technologies.

Our remaining potential products and technologies include OptiPEG PEGylation technology and plasmid manufacturing technologies. Concurrently with the merger, we are, to the extent permitted by the merger agreement, considering strategic opportunities that may be available to us with respect to our potential products and technologies, given the substantial reduction in our research and development and clinical resources in connection with the termination of our VLTS 934 development activities. We will be unable to successfully develop these potential products and technologies ourselves, and we also may be unable to enter into strategic collaborations with third parties to pursue the development of these potential products and technologies. Even if we are able to identify potential strategic collaborators or licensees for these potential products and technologies, we may be unable to negotiate relationships with these parties on favorable terms, or at all. Moreover, any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may limit our ability to carry out any further research and development activities or strategic opportunities we may opt to pursue with respect to our remaining potential products and technologies, which would have a material adverse effect on our business and financial condition, including our viability as an enterprise.

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception until the cessation of research and development activities in July 2006. We incurred losses from operations of approximately $15.6 million, $11.3 million and $6.5 million, for our fiscal years ended June 30, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit totaling approximately $242.8 million. In addition, following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further workforce reductions of approximately 66% occurred through the ends of August and October 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reductions in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $899,000 was recorded and $372,000 was paid during the fiscal first and second quarters of 2007. The remaining costs related to the workforce reductions are expected to be recorded and paid in the fiscal third quarter of 2007. We have no current plans to develop or commercialize any of our remaining potential products or technologies and, in any event, the development and commercialization of potential products and technologies will require completion of additional clinical trials and significant research and development activities. We expect to incur net losses for the foreseeable future as we seek to consummate the merger and evaluate the strategic opportunities that may be available to us with respect to our existing business and assets, which may include the sale of our existing business, the sale of our existing assets or other actions. Our ability to achieve profitability depends on the outcome of our efforts with respect to these strategic alternatives and the other risk factors set forth in this quarterly report on Form 10-Q. Because of the numerous risks and uncertainties associated with our restructuring, the merger and other strategic activities and our product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We announced a significant reduction in our workforce in each of August and October 2006. As a result of our financial condition and actual workforce reductions, we may not be successful in retaining key employees, which could adversely affect our efforts to effectively manage our remaining resources and explore or consummate the merger or any other strategic opportunities that may be available to us.

In July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Shortly thereafter, in August 2006, we announced that our board of directors had approved a plan to reduce our staff by eliminating approximately 55% of our employees on August 18, 2006, with further workforce reductions of approximately 66% occurring at the ends of both August and October 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reductions in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $899,000 was recorded and $372,000 was paid during the fiscal first and second quarters of 2007. The remaining costs related to the workforce reductions are expected to be recorded and paid in the fiscal third quarter of 2007.

We expect that it will be difficult to retain the services of any personnel we may need to operate our business or consummate the merger or any other strategic opportunity that may be available to us. While a further reduced workforce will assist us in conserving our remaining resources, the loss of the services of any principal member of our management could significantly delay or prevent the achievement of the merger or any other strategic alternatives that may be available to us, which would adversely affect our future business prospects and the value of an investment in our common stock.

There are no assurances that we can maintain our listing on the Nasdaq Capital Market, and the failure to maintain this listing could adversely affect the liquidity and price of our common stock.

On January 31, 2003, our common stock began trading on the Nasdaq Capital Market. In the event we fail to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on the Nasdaq Capital Market, including Nasdaq’s corporate governance criteria, our securities will be delisted from the Nasdaq Capital Market.

In August 2006, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(4), referred to as the Minimum Bid Price Rule, because the closing bid price for our common stock has been below $1.00 per share for 30 consecutive trading days. In November 2006, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we are not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) because we do not have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) a $35,000,000 market value of securities quoted on a Nasdaq market or listed on a national securities exchange, or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or for two of the three most recently completed fiscal years. Additionally, in a letter dated November 29, 2006, Nasdaq indicated its belief that we may be operating as a “public shell” and, as such, raising public interest concerns as set forth in Nasdaq Marketplace Rule 4300. In connection with these letters and Nasdaq’s review of our eligibility for continued listing on the Nasdaq Capital Market, we provided to Nasdaq our specific plan, along with accompanying materials, to achieve and maintain compliance with the Nasdaq Capital Market’s continued listing criteria as set forth in the Nasdaq Marketplace Rules. Based upon its review of our compliance plan and accompanying materials, Nasdaq determined that our common stock is not eligible for continued listing on the Nasdaq Capital Market.

On January 8, 2007, we received a letter from the Listing Qualifications Department of Nasdaq indicating that trading of our common stock on the Nasdaq Capital Market would be suspended at the opening of business on January 18, 2007 and a Form 25-NSE would be filed with the SEC to remove our securities from listing and registration on Nasdaq, unless we appealed Nasdaq’s determination and requested a hearing on the matter no later than 4:00 p.m. Eastern time on January 16, 2007. Our management appealed Nasdaq’s determination and requested a hearing on the matter, which hearing will be held on March 1, 2007. Upon receipt by Nasdaq of our hearing request, the suspension of our common stock and the filing of the Form 25-NSE were stayed pending Nasdaq’s final decision.

If our securities are delisted from the Nasdaq Capital Market, the trading of our common stock is likely to be conducted on the Over-The-Counter Bulletin Board. The delisting of our common stock from the Nasdaq Capital Market will result in decreased liquidity of our outstanding shares of common stock and a resulting inability of our stockholders to sell their shares of our common stock or obtain accurate quotations as to their market value, which would reduce the price at which our shares trade. The delisting of our common stock could also deter broker-dealers from making a market in or otherwise generating interest in our common stock and would adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and our stockholders could lose some or all of their investment.

Our stock price has been and may continue to be volatile, and an investment in our common stock could suffer a decline in value.

The trading price of our common stock dropped significantly as a result of our announcements regarding our product candidate VLTS 934 and may continue to be highly volatile. Our common stock has traded below $1.00 per share since these announcements and closed at $0.26 on February 1, 2007. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. The market price of our common stock may fluctuate significantly in response to a variety of factors, most of which are beyond our control, including the following:

•         announcements regarding the merger and any other strategic alternative we may choose to pursue or the lack of such announcement;

•         announcements regarding future reductions in our remaining staff;

•         announcements regarding our financial condition;

•         developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

•         our ineligibility for continued listing of our common stock on the Nasdaq Capital Market;

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

In addition to the proposed merger, we may engage in other strategic alternatives, which could result in changes to our management and board of directors, which could result in material changes to our business operations, strategies and focus moving forward.

Following our July 2006 announcement regarding the negative results of our clinical trial for VLTS 934, we began actively considering strategic alternatives available to us with the goal of maximizing stockholder value. In addition to the merger, these strategic alternatives may, to the extent permitted by the merger agreement, include a variety of different business arrangements, including business combinations. If we complete the merger, the resulting entity will have a substantially different management group and board of directors. The management group and board of directors will not operate us consistent with our past business operations, strategies and focus. Moreover, even if we are able to complete the merger, or if permitted, pursues a business combination, there can be no assurance that any resulting entity and material changes in our business operations, strategies or focus would be successful, and such transactions could disappoint investors and further depress the price of our common stock and the value of an investment in our common stock. The merger will and any other strategic alternative may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect our business and financial results.

Certain of our collaboration, contract research, license and other agreements may be affected as a result of our current business focus on the merger or other strategic alternatives. The parties to the merger agreement or to any other agreements may be able to terminate such agreements if we are unable to perform our obligations under such agreements or if we pursue certain types of strategic alternatives, which could prevent or delay us from consummating the merger or other strategic alternatives and reduce the value of our remaining potential products and technologies.

Following our July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934 in patients with PAD, we ceased all research and development activities on all of our potential products and technologies, including activities under our collaboration and contract research agreements and activities relating to our clinical trials. Certain of our collaboration, contract research, license and other agreements may give our partners the right to terminate such agreements if we fail to perform our obligations under such agreements. Although we do not expect that any of our technology licenses or academic licenses will be terminated in the near term, we cannot guarantee that our partners to such agreements will not seek to terminate their agreements with us. The loss of any of these agreements, or the rights we receive under such agreements, may materially adversely affect the aggregate value of our remaining potential products and technologies and may prevent us from carrying out any strategic opportunity, other than the merger, that may be available to us, which would materially adversely affect our business, results of operations and financial condition.

Moreover, certain of our collaboration, contract research, license and other agreements are silent with respect to, or contain prohibitions on, our ability to assign such agreements in the event of certain business combinations and asset sales. Although we generally believe that we have the right to assign a substantial majority of our agreements if we determine to pursue certain types of business combinations, we cannot assure you that our partners to such agreements would not seek to prevent or delay the assignment of such agreements, which might render potential strategic partners less willing to negotiate with us and decrease the value of our remaining potential products and technologies.

Our stock price could be adversely affected by dispositions of our shares pursuant to registration statements currently in effect.

Some of our current stockholders hold a substantial number of shares, which they are currently able to sell in the public market under certain registration statements currently in effect, or otherwise. Sales of a substantial number of our common stock or the perception that these sales may occur, could cause the trading price of our common stock to fall and could impair our ability to raise capital through the sale of additional equity securities.

As of December 31, 2006, we had issued and outstanding 17,070,446 shares of common stock. This amount does not include, as of December 31, 2006:

•         approximately 3,012,591 shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

•         approximately 4,724,894 shares of our common stock issuable upon the exercise of all of our outstanding warrants.

These shares of our common stock, if and when issued, may be sold in the public market assuming the applicable registration statements continue to remain effective and subject in any case to trading restrictions to which our insiders holding such shares may be subject from time to time. If these options or warrants are exercised and sold, our stockholders may experience additional dilution and the market price of our common stock could fall.

Regardless of whether the merger is consummated, we must be able to continue to secure additional financing in order to continue our operations, which might not be available or which, if available, may be on terms that are not favorable to us.

Our ability to pursue any strategic alternative, other than the merger, that may be available to us or to engage in any future development and clinical testing of our potential products will require substantial additional financial resources. Our future funding requirements will depend on many factors, including:

•         any strategic alternative, other than the merger, we may choose to pursue;

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

We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. We do not anticipate generating revenues for the foreseeable future and may fund our operations through additional third party financing or other means. If we raise additional funds by issuing equity securities, substantial dilution to our existing or post-merger stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, our management is assessing, and may pursue, in addition to the merger, other strategic alternatives (to the extent permitted by the merger agreement), including the sale of our existing business, the sale of certain of our assets or other actions.

We may also take actions to conserve our cash resources through further reductions in our personnel or by relinquishing greater or all rights to our potential products at an earlier stage of development or on less favorable terms than it otherwise would. Any or all of these actions could have a material adverse effect on our business.

We may become involved in securities litigation that could divert our management’s attention and harm our business.

The market price of development stage companies is typically volatile. When there is a sharp drop in the stock price of a development stage company, stockholder lawsuits may be filed against the company. Our stock price dropped substantially following the July 2006 announcement regarding the negative results of our clinical trial for VLTS 934 and has traded below $1.00 per share since our announcement. We do not anticipate that the price of our common stock will significantly increase in the short term. As a result, we may become involved in securities litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Due to our financial condition, we may be unable to attract and retain corporate or academic partners to develop, introduce and market products acquired if the merger is consummated or  develop, introduce and market our remaining potential products and technologies.

Our business strategy has been to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of our potential products and technologies. We face intense competition from many other companies in the pharmaceutical and biotechnology industries for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. our financial condition will, and a shift in post-merger focus may, substantially reduce our ability to attract and retain current and potential corporate and academic partners, which will reduce our ability to develop, introduce and market our existing potential products and could adversely affect our business.

In addition, as a result of our announcements concerning VLTS 934 and our recent restructuring activities, our existing partners may not devote sufficient resources to the development, introduction and marketing of our remaining potential products or technologies or may elect to cease pursuing further development and commercialization of potential products or technologies resulting from collaborations with us. If any of our corporate or academic partners elects to terminate our relationship with us, the value of our remaining assets may be materially adversely affected. We may not be able to negotiate alternative corporate or academic partnership agreements on acceptable terms, or at all.

Our potential products are subject to extensive regulatory approval by the United States Food and Drug Administration and others, including with regard to completion of clinical trials, which is expensive, time consuming and uncertain. We cannot assure you that any of our remaining potential products or technologies will be approved.

We are, and if the merger is completed will continue to be, subject to significant regulatory requirements, including the successful completion of clinical trials, prior to the commercialization of our potential products. Under the United States Food, Drug and Cosmetic Act, the United States Public Health Services Act, and related regulations, the United States Food and Drug Administration, referred to herein as the FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs and biologics in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures.

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time, effort and financial and human resources. We have, and if the merger is completed will continue to have, limited experience in conducting clinical trials and may encounter problems or fail to demonstrate the efficacy or safety that cause us, or the FDA, to delay, suspend or terminate the development of any potential products. For example, in July 2006, we announced that our Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. We have no plans for further development of VLTS 934 and has terminated our Phase IIb clinical trial. We had previously devoted substantially all of our research, development and clinical efforts and financial resources toward the development of VLTS 934.

Although we have a pipeline of remaining potential products and technologies, we have no current plans for the further commercial development of any of our existing or future potential products or technologies. Even if we were able to continue development of any of our existing or future potential products, clinical trials are long, expensive and uncertain processes during which we may encounter difficulties completing the trial. Problems we may encounter, even if the merger is consummated, include the unavailability of preferred sites for conducting the trials, an insufficient number of eligible subjects, changes in the number of subjects based on the performance of interim analyses, changes in protocol and other factors, which may delay the advancement of clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation.

We cannot assure you that clinical testing for any of our existing remaining potential products or required potential products will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of our existing or future potential products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA. In addition, should any other future clinical trials for our existing or future potential products fail to demonstrate a statistically significant therapeutic drug effect and/or show that our potential products are safe for the targeted patient population, our business and prospects could be harmed, the market price of our common stock could fall, our ability to generate revenues from those potential products could be adversely affected, delayed or prevented entirely, and we may not be able to obtain additional financing on acceptable terms, or at all.

Even if we successfully obtain FDA approval for our existing or future potential products, we may not be able to obtain the regulatory approvals necessary to market our potential products outside the United States since the commercialization of our existing or future potential products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, we cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing our existing or future potential products within and outside the United States or whether we will be able to obtain those regulatory approvals at all. Our failure to successfully complete any necessary clinical trials, and obtain FDA and any applicable foreign government approvals, or any delays in receipt of such approvals, could have a material adverse effect on our business, results of operations and financial condition.

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

Many of these companies are addressing diseases that have been targeted by us directly or through our corporate partners, and many of them may have more experience in these areas and substantially greater financial, research, product development, manufacturing, marketing and technical resources than we have. Some companies also have greater name recognition than us and long-standing collaborative relationships. Our competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, existence of competing products and treatments, and general economic conditions. If our existing remaining potential products and technologies do not remain competitive in light of these factors, their value may be materially diminished, which could adversely affect our business prospects if the merger is not completed.

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

Adverse events in the field of drug therapies may negatively impact regulatory approval or public perception of our potential products and technologies.

The FDA may become more restrictive regarding the conduct of clinical trials including cardiovascular and other therapies. This approach by the FDA could lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of clinical trials. In addition, negative publicity may affect patients’ willingness to participate in clinical trials. If fewer patients are willing to participate in clinical trials, the timelines for recruiting patients and conducting such trials will be delayed. The commercial success of our existing or future potential products and technologies will depend in part on public acceptance of the use of our therapies for the prevention or treatment of human diseases. Negative public reaction to our therapies in general could result in stricter labeling requirements of products, including any of our potential products, and could cause a decrease in the demand for products we may develop, if any.

If we are unable to obtain rights to required technologies, we may be unable to utilize our existing potential products and the value of such existing potential products in any sale of such assets could be diminished.

Our remaining existing potential products involve multiple component technologies, many of which may be patented by others. For example, our existing potential products can use poloxamers, proprietary gene sequences, proteins or other technologies, some of which have been, or may be, patented by others. As a result, we or any potential purchaser of our existing potential products may be required to obtain licenses or acquire rights to those poloxamers, gene sequences, proteins or other technologies. We or any potential purchaser of our existing potential products may not be able to obtain a license or acquire rights to those technologies on reasonable terms, or at all. As a consequence, we or any potential purchaser of our existing potential products may be prevented from developing potential products or it may have to make cumulative royalty payments to several companies. These cumulative royalties could reduce amounts paid to us or could make our potential products too expensive to develop or market or make them unattractive to potential buyers of such assets. From time to time, we may engage in preliminary discussions with third parties concerning potential acquisitions of technologies, products or product candidates. Even if we are successful in acquiring technologies, products or product candidates, we may experience difficulties in and costs associated with the assimilation of technologies, products, product candidates, operations and personnel acquired, diversion of our management’s attention from other business concerns, inability to maintain uniform standards, controls, procedures and policies and the subsequent loss of key personnel. If we are unable to acquire or obtain rights to technologies, products or product candidates necessary for our business, our business would be harmed. We rely on patents and other proprietary rights to protect our intellectual property and any inability to protect our intellectual property rights would adversely impact our business.

We rely on patents and other proprietary rights to protect our intellectual property and any inability to protect our intellectual property rights would adversely impact our business.

We rely on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect processes, practices and techniques related to our potential products that are significant to the development of our business. We own or have exclusive rights to nine issued United States patents and 12 granted foreign patents. We own or have exclusive rights to approximately three pending patent applications in the United States and 11 foreign pending patent applications. Our patent applications may not be approved. Any patents granted now or in the future may be invalidated or may offer only limited protection against potential infringement and development by our competitors of competing products.

Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our potential products either in the United States or in international markets. In addition to patents, we rely on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to, or independently developed by, competitors. Any failure to protect our intellectual property would significantly impair our competitive position and adversely affect our results of operations and business.

We could become subject to litigation regarding our intellectual property rights, which could seriously harm our business.

In previous years, there has been significant litigation in the United States involving patents and other intellectual property rights. Competitors in the biotechnology industry may use intellectual property litigation against us to gain an advantage. In the future, we may be a party to litigation to protect our intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation, if successful, also could force us to stop selling, incorporating or using our existing or future potential products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use technology relevant thereto, which license may not be available on reasonable terms, or at all; or redesign our potential products that use third-party technology. We may also be required in the future to initiate claims or litigation against third parties for infringement of our intellectual property rights to protect such rights or determine the scope or validity of our intellectual property or the rights of our competitors. The pursuit of these claims could result in significant expenditures and the diversion of our technical and management personnel and we may not have sufficient cash and manpower resources to pursue any such claims. If we are forced to take any of these actions, our business may be seriously harmed.

Any claims, with or without merit, and regardless of whether we prevail in the dispute, would be time-consuming, could result in costly litigation and the diversion of technical and management personnel and could require us to develop non-infringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from developing and selling our existing or future potential products, which would have a material adverse effect on our business, results of operations and financial condition.

We may experience delays in the commercial introduction, manufacture or regulatory approval of our potential products as a result of failure to comply with FDA manufacturing practices and requirements.

Drug-manufacturing facilities regulated by the FDA must comply with the FDA’s current good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Manufacturers of biologics also must comply with the FDA’s general biological product standards and may be subject to state regulation as well. Such manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. Any of these actions by the FDA would materially and adversely affect our ability to continue clinical trials, commercialize our existing or future potential products and adversely affect our business. We cannot assure you that we or any of our existing or future contract manufacturers will attain or maintain compliance with current or future good manufacturing practice requirements and the FDA could suspend or further delay our existing or future clinical trials, the commercial introduction and manufacture of our existing or future potential products or place restrictions on our ability to conduct existing or future clinical trials or commercialize our existing or future potential products, including the mandatory withdrawal of existing or future potential products from the clinical trials.

Our research and development processes previously involved, and in the future may again involve, the controlled use of hazardous materials, chemicals and radioactive materials and produce waste products that could subject us to unanticipated environmental liability and would adversely affect our results of operations. We are subject to federal, state and local environmental laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials complied with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

Our amended and restated certificate of incorporation and by-laws, as amended, include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.

Our basic corporate documents and Delaware law contain provisions that enable our management to attempt to resist a takeover unless we are deemed by our management and board of directors to be in the best interests of our stockholders. Those provisions might discourage, delay or prevent a change in the control of us or a change in our management. Our board of directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of our common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

If our facilities were to experience an earthquake or other catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. Our corporate headquarters and remaining business operations are, and our expected post-merger operations are expected to be, located near major earthquake faults in Burlingame, California. Any such loss at any of our facilities could disrupt our operations, delay development of our potential products and result in large expense to repair and replace our facilities. We currently do not maintain insurance policies protecting against catastrophic loss, except for fire insurance with coverage amounts normally obtained in our industry.

We received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business

We have received a report from Ernst & Young LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2006, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern. Given the July 2006 announcement that the Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints, we are focusing our business efforts on pursuing strategic opportunities that may be open to us, including the sale or merger of our business, the sale of certain of our assets or other actions. If we fail to show progress toward a suitable strategic alternative, we will be unable to dispel any continuing doubts about our ability to continue as a going concern, which would adversely affect our ability to consummate any such strategic alternative, enter into collaborative relationships with business partners, raise additional capital or further develop our remaining potential products and technologies, which would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Proposed Merger with Urigen

Some of our officers and directors have conflicts of interest that may influence them to support or approve the merger with regard to stockholders’ interests.

Certain of our officers and directors participate in arrangements that provide them with interests in the merger that are different from our stockholders, including, among others, the continued service as an officer or director of the combined company, severance benefits and the acceleration of stock option vesting. For example, we have entered into a severance and change of control agreement with our executive officer that may result in the receipt by such executive officer of cash severance payments and other benefits with a total aggregate value of approximately $370,000 (excluding the value of any accelerated vesting of stock options) and the acceleration of stock option vesting on options held by such executive officer to purchase shares of our common stock, assuming a qualifying termination of such executive officer’s employment. In addition, certain of our directors will continue to serve on the board of directors of the combined company following the consummation of the merger. These interests, among others, may influence our officers and directors to support or approve the merger.

Failure to complete the merger may result in us paying a termination fee or expenses to the other and could harm our future business and operations.

If the merger is not completed, we are subject to the following risks:

•                  if the merger agreement is terminated under certain circumstances, we will be required to pay the expenses of Urigen, in an amount not to exceed $150,000;

•                  if the merger agreement is terminated under certain circumstances, we will be required to pay Urigen, in addition to their expenses, a termination fee of $60,000;

•                  the price of our common stock may decline; and

•                  costs related to the merger, such as legal and accounting fees which we estimate will total approximately $335,000, must be paid even if the merger is not completed.

In addition, if the merger agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger for a number of reasons including if:

•                  the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by us or financial or industry analysts;

•                  the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of us or financial or industry analysts; or

•                  investors react negatively to the effect on the combined company’s business and prospects from the merger.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests in us without receiving any commensurate benefit.

During the pendency of the merger, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the merger agreement, which could adversely affect our business.

Covenants in the merger agreement impede our ability to complete certain transactions that are not in the ordinary course of business pending completion of the merger. As a result, if the merger is not completed, we may be at a disadvantage to our competitors. In addition, any such transactions could be favorable to our stockholders.

Certain provisions of the merger agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

The terms of the merger agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in its reasonable, good faith judgment that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated and that failure to cooperate with the proponent of the proposal could reasonably be considered a breach of the board’s fiduciary duties. In addition, under certain circumstances we would be required to pay a termination fee of $60,000 to Urigen, plus up to $150,000 in reasonable expenses of Urigen, including upon termination of the merger agreement by our board of directors if it decides to recommend a superior proposal. This termination fee and expense reimbursement may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause the board of directors to be less inclined to recommend an alternative proposal.

Because the lack of a public market for the Urigen shares makes it difficult to evaluate the fairness of the merger, the stockholders of Urigen may receive consideration in the merger that is greater than or less than the fair market value of their Urigen shares.

The outstanding capital stock of Urigen is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Urigen. Because the percentage of our common stock to be issued to Urigen stockholders was determined based on negotiations between the parties, it is possible that the value of our common stock to be issued in connection with the merger will be greater than the fair market value of Urigen. Alternatively, it is possible that the value of the shares of our common stock to be issued in connection with the merger will be less than the fair market value of Urigen.

If the conditions to the merger are not met, the merger will not occur.

Even if the merger is approved by the our stockholders and the stockholders of Urigen, specified conditions must be satisfied or waived in order to complete the merger, including, among others, the effectiveness of the registration statement. These conditions are described in detail in the merger agreement. We cannot assure our stockholders that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and we may lose some or all of the intended benefits of the merger.

 ITEM 6. EXHIBITS

(a)           Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and Valentis Holdings, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 5, 2006 and incorporated herein by reference.

2.2

Form of Voting Agreement, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and each of Valentis’ officers and directors, filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 5, 2006 and incorporated herein by reference.

2.3

Form of Voting Agreement, dated October 5, 2006, by and among Valentis, Inc., Urigen N.A., Inc. and each of Urigen’s officers and directors, filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 5, 2006 and incorporated herein by reference.

2.4

Technology Transfer Agreement, dated as of October 16, 2006, by and between Valentis, Inc. and Genetronics, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on October 19, 2006 and incorporated herein by reference.

2.5

Technology Transfer Agreement, dated as of October 24, 2006, by and between Valentis, Inc. and Vical Incorporated, filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 2, 2006 and incorporated herein by reference.

2.6

Asset Transfer Agreement, dated as of October 26, 2006, by and between Valentis, Inc. and Biolitec, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 1, 2006 and incorporated herein by reference.

2.7

Asset Purchase Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on November 1, 2006 and incorporated herein by reference.

2.8

Asset Transfer Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 1, 2006 and incorporated herein by reference.

10.1

License Agreement, dated as of October 23, 2006, by and between Valentis, Inc. and Vical Incorporated, filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 2, 2006 and incorporated herein by reference.

10.2

License Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc., filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 2, 2006 and incorporated herein by reference.

10.3

Agreement for Termination of Lease and Voluntary Surrender of Premises, dated as of October 30, 2006, by and between Valentis, Inc. and ARE-819/863 Mitten Road, LLC, filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on November 22, 2006 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: February 14, 2007	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)