Form 10-Q
period 2007-03-31
VALENTIS INC
filed 2007-05-15
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 17,064,627 as of May 14, 2007.

VALENTIS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALENTIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2007	June 30, 2006
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,114	$3,598
Short-term investments	—	750
Interest and other receivables	1	87
Prepaid expenses and other current assets	267	280
Total current assets	1,382	4,715
Property and equipment, net	6	37
Goodwill	409	409
Other assets	—	97
Total assets	$1,797	$5,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3	$91
Accrued compensation	249	889
Accrued clinical trial costs	12	730
Other accrued liabilities	258	705
Total current liabilities	522	2,415
Stockholders’ equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 17,067,284 and 17,087,737 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	17	17
Additional paid-in capital	244,621	243,493
Accumulated other comprehensive loss	(693)	(693)
Accumulated deficit	(242,670)	(239,974)
Total stockholders’ equity	1,275	2,843
Total liabilities and stockholders’ equity	$1,797	$5,258

See accompanying notes

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
License and other revenue	$231	$114	$571	$587
Total revenue	231	114	571	587

Operating expenses:
Research and development	—	3,694	961	9,299
General and administrative	921	1,320	3,764	3,801
Restructuring charges	22	—	921	—
Total operating expenses	943	5,014	5,646	13,100
Loss from operations	(712)	(4,900)	(5,075)	(12,513)

Interest income	2	50	38	208
Other income and expenses	790	—	2,341	(35)
Net income (loss)	$80	$(4,850)	$(2,696)	$(12,340)

Income (loss) per common share
Basic	$0.005	$(0.321)	$(0.158)	$(0.826)
Diluted	$0.005	$(0.321)	$(0.158)	$(0.826)

Weighted-average shares used in computing net income (loss) per common share
Basic	17,056	15,112	17,048	14,933
Diluted	17,071	15,112	17,048	14,933

See accompanying notes.

VALENTIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,696)	$(12,340)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	9	28
Gain on sale of assets	(582)	—
Stock-based compensation	1,139	1,435
401(k) stock contribution matching expense	—	62
Changes in operating assets and liabilities:
Interest and other receivables	86	309
Prepaid expenses and other assets	110	(92)
Deferred revenue	—	27
Accounts payable	(88)	(43)
Accrued liabilities	(1,805)	996
Net cash used in operating activities	(3,827)	(9,618)

Cash flows from investing activities:
Purchase of property and equipment	—	(32)
Proceeds from sale of assets	604	—
Purchase of available-for-sale investments	—	(5,522)
Maturities of available-for-sale investments	750	8,425
Net cash provided by investing activities	1,354	2,871

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	(11)	5,016
Net cash provided by (used in) financing activities	(11)	5,016

Net decrease in cash and cash equivalents	(2,484)	(1,731)
Cash and cash equivalents, beginning of period	3,598	8,865
Cash and cash equivalents, end of period	$1,114	$7,134

See accompanying notes.

VALENTIS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Valentis, Inc. (“Valentis,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in our annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at March 31, 2007 and the results of operations for the interim periods ended March 31, 2007 and 2006. The balance sheet at June 30, 2006 is derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Valentis expects to incur a substantial loss for the year ended June 30, 2007. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2006, which are contained in Valentis’ Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On October 5, 2006, we entered into a merger agreement with Urigen and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary. Pursuant to the merger agreement, and subject to the satisfaction of all conditions set forth in the merger agreement, Valentis Holdings will be merged with and into Urigen, with Urigen surviving after the merger as a wholly-owned subsidiary of us. The merger agreement, the merger and any other transactions contemplated thereby are subject to significant conditions including, but not limited to, the approval of our stockholders and the stockholders of Urigen, our filing of an effective Registration Statement on Form S-4 containing a joint prospectus/proxy statement which is declared effective by the Securities and Exchange Commission, or the SEC, and other customary conditions.

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

In connection with the proposed merger transaction, we filed a  registration statement on Form S-4 on February 5, 2007 with the SEC.  The registration statement includes a preliminary joint proxy statement and prospectus. After the SEC completes its review of the registration statement, a definitive joint proxy statement and prospectus will be filed with the SEC and will be sent to our stockholders and Urigen’s stockholders prior to holding any meeting to vote on the proposed merger and related transactions. We and Urigen currently anticipate holding our respective stockholders’ meetings to approve the proposed merger and related transactions on or about June 14, 2007. Depending upon the SEC’s review of the registration statement and other factors, the date for the respective stockholders’ meetings of us and Urigen may be subject to change.

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

2.                                      Significant Accounting Policies

Stock-Based Compensation

For the three months ended March 31, 2007, the Company recorded approximately $248,000 of stock-based compensation expenses, all of which was included in general and administrative expense. For the three months ended March 31, 2006, the Company recorded approximately $425,000 of stock-based compensation expenses, of which $185,000 was included in research and development expense and $240,000 was included in general and administrative expense. The impact of stock-based compensation expenses on the Company’s basic and diluted net loss per share in the three months ended March 31, 2007 and 2006 was a loss of $0.015 and $0.028 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007 and 2006.

For the nine months ended March 31, 2007, the Company recorded approximately $1.1 million of stock-based compensation expenses, of which $209,000 was included in research and development expense and $930,000 was included in general and administrative expense. For the nine months ended March 31, 2006, the Company recorded approximately $1.4 million of stock-based compensation expenses, of which $541,000 was included in research and development expense and $894,000 was included in general and administrative expense. The impact of stock-based compensation expenses on the Company’s basic and diluted net loss per share in the nine months ended March 31, 2007 and 2006 was a loss of $0.067 and $0.096 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the nine months ended March 31, 2007 and 2006. As of March 31, 2007, unamortized stock-based compensation expenses of approximately $1.3 million remain to be recognized over a weighted-average period of 2.2 years.  The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

The Company did not grant any stock-based awards during the three and nine months ended March 31, 2007. The Company estimated the fair value of stock options granted during the three and nine months ended March 31, 2006 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 125% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

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

The following table summarizes activities under the Company’s stock option plans during the three months ended March 31, 2007.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in 000s)

Options outstanding at December 31, 2006	3,012,591	$6.71
Options forfeited or expired	(432,344)	$12.46
Options outstanding at March 31, 2007	2,580,247	$5.75	7.50	$—
Options exercisable at March 31, 2007	1,956,519	$6.45	7.20	$—

Nonvested share activity under the Company’s stock option plans for the three months ended March 31, 2007 is summarized as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2006	19,821	$2.80
Vested	(7,433)	$2.80
Nonvested balance at March 31, 2007	12,388	$2.80

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

Valentis believes stock-based compensation and accrual for clinical trial expense represent its most significant estimates used in the preparation of its consolidated financial statements (see the first part of this Note 2. for discussion of stock-based compensation). Valentis’ accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of Valentis in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of Valentis’ clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, the Company accrues expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

3.             Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares of outstanding common stock subject to share vest.  Basic and diluted net loss per share amounts are the same in each period in which we have incurred a net loss. Since we had net income in the three months ended March 31, 2007, diluted net income per share includes the impact of dilutive shares.

The following table sets forth the computation for basic and diluted income (loss) per share (in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$80	$(4,850)	$(2,696)	$(12,340)

Denominator:
Weighted average shares for basic income (loss) per common share	17,056	15,112	17,048	14,933
Weighted average shares subject to share vest	15	—	—	—
Weighted average shares for diluted income (loss) per common share	17,071	15,112	17,048	14,933

Income (loss) per common share:
Basic	$0.005	$(0.321)	$(0.158)	$(0.826)
Diluted	$0.005	$(0.321)	$(0.158)	$(0.826)

The following potential common shares have been excluded from the calculation of diluted income (loss) per share for the three and nine months ended March 31, 2007 and 2006 because the effect of inclusion would be antidilutive:

•              Options to purchase 2,580,247 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $5.75 per share at March 31, 2007 and options to purchase 2,951,727 shares of common stock with prices ranging from $1.97 to $465.00 and a weighted average price of $6.95 per share at March 31, 2006.

•              Warrants to purchase up to an aggregate of 4,724,944 shares of common stock at an exercise price of $3.84 per share and warrants to purchase up to an aggregate of 4,749,075 shares of common stock at an exercise price of $3.85 per share at March 31, 2007 and 2006, respectively.

The following outstanding common shares have been excluded in the calculation of diluted loss per share for the three months ended March 31, 2006 and the nine months ended March 31, 2007 and 2006 because the effect of inclusion would be antidilutive:

•              A weighted average total of 75,654, 27,053 and 93,457 shares of common stock that were subject to share vest based on continued employment during the three months ended March 31, 2006 and the nine months ended March 31, 2007 and 2006, respectively.

The following outstanding common shares have been included in the calculation of diluted income per share for the three months ended March 31, 2007:

•              A weighted average total of 14,866 shares of common stock that were subject to share vest based on continued employment during the three months ended March 31, 2007.

The options and common stock purchase warrants will be included in the calculation of income per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

4.             Comprehensive Income (Loss)

Following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net income (loss)	$80	$(4,850)	$(2,696)	$(12,340)
Net unrealized gain on available-for-sale securities	—	2	—	5
Comprehensive income (loss)	$80	$(4,848)	$(2,696)	$(12,335)

5.             Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2007	June 30, 2006
Accrued research and development expenses	$—	$172
Accrued rent	—	50
Accrued property and use taxes	5	98
Accrued legal expenses	105	124
Accrued accounting fees	70	194
Other	78	67
Total	$258	$705

6.             Restructuring Charges

Following Valentis’ announcement regarding the results of its clinical trial for VLTS 934 in July 2006, Valentis announced restructuring activities, including a workforce reduction of approximately 55% of its employees on August 18, 2006. Further reductions of approximately 66% of Valentis’ remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM., the Company’s Chief Operating Officer, and Joseph A. Markey, its Vice President of Finance and Administration on October 31. 2006. Valentis anticipates further reductions of its remaining workforce as it proceeds towards the completion of its strategic opportunities, primarily including consummating the proposed merger with Urigen. During the three months ended March 31, 2007, the Company recognized $22,000 of restructuring charges and recorded a total of $549,000 of cash severance payments. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $921,000 has been paid and recognized as restructuring charges as of  March 31, 2007. The remaining costs related to the workforce reduction are expected to be recognized as restructuring charges and paid in the fiscal fourth quarter of 2007.

7.             Other Income and Expenses, Net

For the three and nine months ended March 31, 2007, other income and expenses, net primarily reflected nonrefundable proceeds received from the sale of most of our remaining potential products and technologies and gains from sale of most of our remaining machinery, equipments and furniture and fixtures totaling approximately $790,000 and $2.3 million, respectively.  These gains were recognized when payments were received, provided Valentis had no future performance or delivery obligations under the agreements. In addition, these gains were classified in Other Income and Expenses, Net because asset sales are part of the Company’s efforts to pursue strategic opportunities, which include the potential merger with Urigen, the sale of certain assets or other actions.

In August 2006, Valentis entered into an asset sale agreement with Cobra Biologics Ltd.  Pursuant to the agreement, the Company sold to Cobra certain biomanufacturing rights and intellectual property for a purchase price of $300,000. Valentis and Cobra completed the transaction in August 2006 and payment of $300,000 was received by the Company and recognized as other income in the quarter ended September 30, 2006.

On October 24, 2006, Valentis entered into a technology transfer agreement with Vical. Pursuant to the agreement, Valentis sold to Vical (i) certain patents and patent applications regarding (a) formulations and methods for the treatment of inflammatory diseases and (b) gene delivery for ischemic conditions, (ii) all intellectual and industrial property owned by Valentis and related to, and reasonably necessary for Vical to take certain actions with respect to, any of the foregoing patents and patent applications and (iii) all rights owned or controlled by Valentis relating exclusively to any of the foregoing patents and patent applications, for an aggregate cash purchase price of $30,000. In addition, Vical agreed to assume certain liabilities of Valentis relating to the transferred assets. Valentis and Vical completed the transaction in October 2006 and payment of $30,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

On October 26, 2006, Valentis entered into an asset transfer agreement with Biolitec, Inc. (“Biolitec”). Pursuant to the agreement, Valentis sold to Biolitec (i) Valentis’ PEG liposome patent, (ii) any patents upon which Valentis’ PEG liposome patent claims priority, (iii) any corresponding foreign patents, (iv) all files of Valentis and its affiliates relating to any of the foregoing patents and (v) all rights owned or controlled by Valentis and its affiliates relating to any of the foregoing patents, for an aggregate cash purchase price of $110,000. In connection with the assets transfer, Biolitec agreed to assume certain liabilities of Valentis relating to the transferred assets. Valentis and Biolitec completed the transaction in October 2006 and payment of $110,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

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

On October 27, 2006, Valentis entered into an asset purchase agreement with Juvaris. Pursuant to the agreement, Valentis sold to Juvaris certain of Valentis’ machinery, equipment, furniture and other related assets, for an aggregate cash purchase price of $500,000. On December 20, 2006, Valentis entered into an additional asset purchase agreement with Juvaris. Pursuant to the agreement, Valentis sold to Juvaris certain of Valentis’ equipment, furniture and other related assets, for an aggregate cash purchase price of $25,000. Valentis and Juvaris completed these two transactions and payments in full were received by the Company in the quarter ended December 31, 2006. In addition, Valentis sold certain of its machinery, equipment, furniture and other related assets in an auction conducted in November 2006, from which the Company received net proceeds of $79,000. Based on payments received for the two asset purchase agreements with Juvaris and the net proceeds received from the auction, totaling $604,000,  the Company recognized an aggregated gain on sale of assets of $581,000 as other income in the quarter ended December 31, 2006.

On October 16, 2006, Valentis entered into a technology transfer agreement with Genetronics, Inc. (“Genetronics”). Pursuant to the agreement, the Company (i) sold to Genetronics certain patents, trademarks and intellectual property rights relating to the Company’s PINC™ polymer delivery system, GeneSwitch® gene regulation technology, cationic lipids and gene expression technologies, (ii) sold to Genetronics the Company’s GeneSwitch® product inventory and (iii) sold and assigned to Genetronics a number of existing license agreements between the Company and certain third parties relating to the Company’s PINC™ polymer delivery system and GeneSwitch® gene regulation technology, for an aggregate purchase price of $860,000, of which a portion was offset by an outstanding debt Valentis owed to Genetronics in the amount of $320,000 relating to a 2001 license agreement between the parties. In connection with the technology transfer, Genetronics agreed to assume certain liabilities of the Company relating to the transferred assets, and Valentis and Genetronics agreed, as of October 16, 2006, to terminate in its entirety a license agreement between Valentis and Genetronics, dated November 14, 2001. Valentis received net proceeds of $480,000 in November 2006 and $60,000 in February 2007. Valentis and Genetronics completed the transactions and the Company recognized $540,000 of other income in the quarter ended March 31, 2007.

In January 2007, Valentis entered into an asset purchase agreement with Medarex, Inc. Pursuant to the agreement, the Company sold to Medarex certain of Valentis’ technologies related to the Del-1 gene, Del-1 protein and certain Del-1 antibodies  and related obligations and liabilities for an aggregate purchase price of $250,000.  As a result, Valentis will not be obligated to make any additional payments to Vanderbilt University related to these technologies. Valentis and Medarex completed the transaction in January 2007 and payment of $250,000 was received by the Company and recognized as other income in the quarter ended March 31, 2007.

8.             Subsequent Events

On April 12, 2007, Valentis, Inc. (“Valentis”) entered into an Exclusive License Agreement (the “License Agreement”) with Acacia Patent Acquisition Corporation (“APAC”). Pursuant to the License Agreement, Valentis granted to APAC a worldwide, exclusive right and license under certain of Valentis’ United States patents, United States patent applications and all related patent applications, corresponding foreign patents and foreign patent applications (the “Patents”) to make, have made, use, import, offer to sell or sell products or services covered by the Patents, including the exclusive right to grant sublicenses (the “License”). The Patents relate to proprietary methods for the manufacture and purification of plasmid DNA. Subject to certain conditions, APAC granted Valentis a limited, non-exclusive, non-transferable, royalty-free, perpetual, irrevocable, personal right and license under the Patents to make, have made, use, import, offer to sell or sell products or services of Valentis. In consideration for Valentis’ grant of the License, APAC agreed to pay Valentis a continuing royalty equal to fifty percent (50%) of all amounts and other consideration actually received by APAC from its exercise of the rights granted in the Patents, less all out of pocket costs and expenses incurred with and actually paid to third parties in connection with prosecuting, licensing, enforcing or defending the Patents.

The License Agreement further provides that APAC will perform a due diligence investigation of the Patents during the period of up to sixty (60) days following April 12, 2007 (the “Investigation Period”). Upon completion of the Investigation Period, APAC will provide written notice to Valentis of its conclusion regarding the investigation of the Patents. If APAC determines, in its sole discretion, that the Patents are satisfactory and transmits written notice to Valentis that the Patents are satisfactory, then the License Agreement will continue with full force and effect following the Investigation Period. If APAC determines that the Patents are not satisfactory, then the License Agreement shall automatically terminate upon completion of the Investigation Period.

Unless earlier terminated, the License Agreement will continue in full force and effect, until the later of either (i) the expiration date of the Patents or (ii) the conclusion of APAC’s licensing and enforcement of the Patents.

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

On October 5, 2006, we entered into a merger agreement with Urigen and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary. Pursuant to the merger agreement, and subject to the satisfaction of all conditions set forth in the merger agreement, Valentis Holdings will be merged with and into Urigen, with Urigen surviving after the merger as a wholly-owned subsidiary of us. The merger agreement, the merger and any other transactions contemplated thereby are subject to significant conditions including, but not limited to, the approval of our stockholders and the stockholders of Urigen, our filing of an effective Registration Statement on Form S-4 containing a joint prospectus/proxy statement which is declared effective by the Securities and Exchange Commission, or the SEC, and other customary conditions.

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

In connection with the proposed merger transaction, we filed a  registration statement on Form S-4 on February 5, 2007 with the SEC.  The registration statement includes a preliminary joint proxy statement and prospectus. After the SEC completes its review of the registration statement, a definitive joint proxy statement and prospectus will be filed with the SEC and will be sent to our stockholders and Urigen’s stockholders prior to holding any meeting to vote on the proposed merger and related transactions. We and Urigen currently anticipate holding our respective stockholders’ meetings to approve the proposed merger and related transactions on or about June 14, 2007. Depending upon the SEC’s review of the registration statement and other factors, the date for the respective stockholders’ meetings of us and Urigen may be subject to change.

As described in Notes 7 and 8 to the financial statements accompanying this Quarterly Report on Form 10-Q, we have sold or licensed most of our potential products and technologies. However, we have several remaining potential products and technologies, including:

•                  OptiPEG™ PEGylation technology; and

•                  Proprietary scalable processes to manufacture plasmid DNA formulated products. Subsequent to the quarter ended March 31, 2007, we granted a license to Acacia Patent Acquisition Corporation (“APAC”) for the purpose of asserting our patents related to our plasmid DNA manufacturing technologies. APAC agreed to pay us a continuing royalty equal to fifty percent of all amounts and other consideration actually received by APAC from its exercise of rights granted in the license. The agreement will become fully effective if APAC determines that our patents are satisfactory after a due diligence period of up to sixty days from April 12, 2007 (see Note 8 “Subsequent Event” in our Notes to the Unaudited Condensed Consolidated Financial Statements for more information.).

We are pursuing strategic opportunities that may be available to us, including the completion of the proposed merger with Urigen and other actions. If we are unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

We are currently listed on the Nasdaq Capital Market under the symbol “VLTS.” However, we are in the process of withdrawing our listing from the Nasdaq Capital Market and transferring our quotation to the National Association of Securities Dealers, Inc.’s Over-The-Counter Bulletin Board, or OTC Bulletin Board. If we complete the transfer, we expect to be quoted on the OTC Bulletin Board under the symbol “VLTS.OB.”

We were formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. We are incorporated in Delaware. In August 1999, we acquired U.K.-based PolyMASC Pharmaceuticals plc. We are located in Burlingame, California, where our headquarters and remaining business operations are located.

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2007, we recorded net income of approximately $80,000, which primarily reflected the recognition of approximately $790,000 of non-recurring other income from the sale of our intellectual property assets, partially offset by expenses incurred as we pursued strategic opportunities, including our potential merger with Urigen. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At March 31, 2007, our accumulated deficit was approximately $242.7 million. We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended March 31, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the SEC on September 28, 2006.

Revenue

Revenue recognized in the three and nine months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
License and other revenue
GeneSwitch® gene regulation	$46	$74	$83	$356
PINCTM gene delivery	—	11	33	44
PEGylation	—	—	85	120
Contract research	—	29	—	67
Manufacturing technology	185	—	370	—
Total revenue	$231	$114	$571	$587

Changes in revenue for the three and nine months ended March 31, 2007 and 2006 are explained below:

•                                          GeneSwitch® gene regulation license revenue decreased by $28,000 and $273,000 in the three and nine months ended March 31, 2007, respectively, as compared to the corresponding periods of 2006. The decreases were primarily attributable to the cancellation of certain license agreements and the completion of sale of our patents and intellectual property related to the GeneSwitch® gene regulation technology in February 2007.

•                                          In October 2006, we sold our patents and intellectual property related to the PINCTM gene delivery technology to another company. As a result, we did not recognize any PINCTM gene delivery license revenue in the three months ended March 31, 2007.

•                                          We did not recognize any PEGylation license revenue in the three months ended March 31, 2007 and 2006. PEGylation license revenue decreased by $35,000 in the nine months ended March 31, 2007 compared to the corresponding period of 2006. The decrease primarily reflected that certain revenue recognized in July 2005 was non-recurring.

•                                          We did not recognize any contract research revenue in the three and nine months ended March 31, 2007 as we ceased all research and development activities in July 2006

•                                           Manufacturing technology revenue recognized in the three and nine months ended March 31, 2007 primarily reflected license fees received under agreements related to our plasmid DNA manufacturing technology. Subsequent to the quarter ended March 31, 2007,  in April 2007, we granted a worldwide, exclusive right and license to Acacia Patent Acquisition Corporation, or APAC, for the purpose of asserting our patents related to our plasmid DNA manufacturing technology. APAC agreed to pay us a continuing royalty equal to fifty percent of all amounts and other consideration actually received by APAC from its exercise of rights granted in the license. The agreement will become fully effective if APAC determines that our patents are satisfactory after a due diligence period of up to sixty days from April 12, 2007 (see Note 8 “Subsequent Event” in our Notes to the Unaudited Condensed Consolidated Financial Statements for more information).

Research and Development Expenses

Following our July 2006 announcement regarding negative results in our Phase IIb clinical trial of VLTS 934 in patients with PAD, we ceased all research and development activities on all of our potential products and technologies, including activities relating to our clinical trials.  We did not record any research and development expenses during the quarter ended March 31, 2007.  For the nine months ended March 31, 2007, we recorded $961,000 of research and development expenses, which primarily reflected expenses incurred prior to the cessation of all research and development activities related to our Phase IIb clinical trial of VLTS 934 in patients with PAD. For the three and nine months ended March 31, 2006, we recorded $3.7 million and $9.3 million of research and development expenses, respectively, which primarily reflected expenses incurred relating to our Phase IIb clinical trial of VLTS 934 in patients with PAD.

General and Administrative Expenses

General and administrative expenses decreased approximately $399,000 and $37,000 to approximately $921,000 and $3.8 million for the quarter and nine months ended March 31, 2007, respectively, compared to approximately $1.3 million  and $3.8 million for the corresponding periods in 2006. The decreases primarily reflected lower expenses resulting from reductions of workforce, partially offset by expenses associated with our pursuit of strategic opportunities, including the sale of certain assets and the potential merger with Urigen.  We expect general and administrative expenses to be at current levels going forward as we proceed towards the completion of our strategic opportunities, primarily including consummating our announced potential merger with Urigen.

Restructuring charges

Following our announcement regarding the results of our clinical trial for VLTS 934 in July 2006, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM, our chief operating officer, and Joseph A. Markey, our vice president of finance and administration on October 31, 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $921,000 has been paid and recognized as restructuring charges as of March 31, 2007. The remaining costs related to the workforce reduction are expected to be paid and recognized as restructuring charges in the fiscal fourth quarter of 2007.

Other Income and Expenses, net

For the three and nine months ended March 31, 2007, other income and expenses, net primarily reflected nonrefundable proceeds received from the sale of most of our remaining potential products and technologies and gains from sale of most of our remaining machinery, equipments and furniture and fixtures totaling approximately $790,000 and $2.4 million, respectively.  These gains were recognized when payments were received, provided we had no future performance or delivery obligations under the agreements. In addition, these gains were classified in Other Income and Expenses, Net because asset sales are part of our efforts to pursue strategic opportunities, which include the potential merger with Urigen, the sale of certain assets or other actions. (see Note 7 “Other Income and Expenses, Net” in the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.)

Stock-Based Compensation

For the three months ended March 31, 2007, we recorded approximately $248,000 of stock-based compensation expenses, all of which was included in general and administrative expense. For the three months ended March 31, 2006, we recorded approximately $425,000 of stock-based compensation expenses, of which $185,000 was included in research and development expense and $240,000 was included in general and administrative expense. The impact of stock-based compensation expenses on our basic and diluted net loss per share in the three months ended March 31, 2007 and 2006 was a loss of $0.015 and $0.028 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the three months ended March 31, 2007 and 2006.

For the nine months ended March 31, 2007, we recorded approximately $1.1 million of stock-based compensation expenses, of which $209,000 was included in research and development expense and $930,000 was included in general and administrative expense. For the nine months ended March 31, 2006, we recorded approximately $1.4 million of stock-based compensation expenses, of which $541,000 was included in research and development expense and $894,000 was included in general and administrative expense. The impact of stock-based compensation expenses on our basic and diluted net loss per share in the nine months ended March 31, 2007 and 2006 was a loss of $0.067 and $0.096 per share, respectively. Stock-based compensation had no impact on cash flow from operations and cash flow from financing activities for the nine months ended March 31, 2007 and 2006. As of March 31, 2007, unamortized stock-based compensation expenses of approximately $1.3 million remain to be recognized over a weighted-average period of 2.2 years.  We amortize stock-based compensation expenses on a straight-line basis over the vesting period.

We did not grant any stock-based awards during the three and nine months ended March 31, 2007. We estimated the fair value of stock options granted during the three and nine months ended March 31, 2006 using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the SEC’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 125% based on our historical volatility that matched the expected term; (iii) risk-free rate of 4.0% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) we assumed a zero percent dividend yield.

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

LIQUIDITY AND CAPITAL RESOURCES

We received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2006, included in our Form 10-K filed with the SEC for the year ended June 30, 2006, that includes an explanatory paragraph stating that the financial statements were prepared assuming that we will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $15.3 million for the fiscal year ended June 30, 2006, and our accumulated deficit was $240.0 million at June 30, 2006, and (ii) We anticipate requiring additional financial resources to fund our operation at least through June 30, 2007.

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

For the quarter ended March 31, 2007, we recorded net income of approximately $80,000, which was primarily attributable to the recognition of approximately $790,000 of non-recurring other income from the sale of our intellectual property assets, partially offset by expenses incurred as we pursued strategic opportunities, including our potential merger with Urigen. Historically, we have incurred significant losses primarily due to the advancement of our research and development programs and because we have generated limited revenue. Our accumulated deficit was $242.7 million at March 31, 2007. At March 31, 2007, we had $1.1 million in cash, cash equivalents and investments. Since July 2006, we have derived and may continue to derive financial resources from the sale or license of our assets or other actions. We currently expect to have sufficient financial resources to continue our operations through June 2007.

If we are unable to obtain the required financial resources to enable us to fund the completion of our potential merger with Urigen or any other strategic opportunities that may become available to us, or if we are otherwise unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

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

As of January 15, 2007, we terminated our then existing property leases without any material adverse effect. In February 2007, we relocated to a nearby office space in Burlingame, California, and plan to remain there until completion of the proposed merger with Urigen. The lease is on a month-to-month basis at a rate of $3,000 per month, plus $350 per month in service fees, and is terminable upon 30 days’ notice.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Net cash used in operating activities for the nine months ended March 31, 2007 was approximately $3.8 million, which primarily reflected the net loss of approximately $2.7 million, adjusted for gain on disposal of assets of $582,000, non-cash share-based compensation expenses of $1.1 million, and the decrease of accrued liabilities of $1.8 million. Net cash used in operating activities for the nine months ended March 31, 2006 was approximately $9.6 million, which primarily reflected the net loss of approximately $12.3 million, non-cash share-based compensation expenses of approximately $1.4 million and an increase of accrued liabilities of approximately $1.0 million.

Net cash provided by investing activities for the nine months ended March 31, 2007 was approximately $1.4 million, which primarily reflected the proceeds received from disposal of assets of $604,000 and maturities of available-for-sale investments of $750,000. Net cash provided by investing activities was approximately $2.9 million for the nine months ended March 31, 2006, which reflected net maturities of available-for-sale investments.

Net cash used in financing activities for the nine months ended March 31, 2007 was approximately $11,000, which was attributable to repurchase of common stock. Net cash provide by financing activities for the nine months ended March 31, 2006 was approximately $5.0 million, which primarily reflected net proceeds received from the private placement of our common stock in March 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, United States Treasury notes and obligations of United States Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of March 31, 2007.  All of our market risk sensitive instruments mature within a year from the balance sheet date.

As of March 31, 2007
Cash equivalents
Fixed rate	$152
Average rate	5.20%
Total cash equivalents and investment securities	$152

Average rate	5.20%

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

Risks Related to Us

Valentis has undertaken restructuring activities, but Valentis may be unable to successfully manage its remaining resources, including available cash, which would adversely affect Valentis’ business and may require it to liquidate.

In July 2006, Valentis announced that its Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Valentis has no plans for further development of VLTS 934 and Valentis has terminated its Phase IIb clinical trial. Valentis had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development VLTS 934.

Following Valentis’ announcement regarding the results of its clinical trial for VLTS 934, Valentis announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM, our chief operating officer, and Joseph A. Markey, our vice president of finance and administration on October 31, 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $921,000 has been paid and recognized as restructuring charges as of March 31, 2007. The remaining costs related to the workforce reductions primarily relate to the termination of Benjamin F. McGraw, III, Valentis’ president, chief executive officer and treasurer, upon the completion of the proposed merger with Urigen and are expected to be recorded and paid in the fiscal fourth quarter of 2007. In addition, a result of the July 2006 announcement regarding negative results in its Phase IIb clinical trial of VLTS 934, Valentis has entered into the sale or license of certain of its assets and the resolution of its property leases. Valentis has terminated its facilities lease and divested related equipment and tenant improvements. Despite these efforts, Valentis may be unable to adequately manage its remaining resources to reduce expenses associated with its existing agreements and commitments, including agreements related to its potential products and technologies or otherwise related to its business. If Valentis fails to reduce its current expenses or generate additional cash resources through sales of its assets or otherwise, it would adversely affect its business and reduce the value of an investment in, and market price of, its common stock and may result in an inability of Valentis to comply with the net cash and net worth covenants under the merger agreement and may require Valentis to liquidate.

Failure to effect the merger or another strategic alternative could materially adversely affect Valentis’ business. If Valentis is unsuccessful in consummating the merger or another suitable strategic alternative, it may be required to liquidate.

Following Valentis’ July 2006 announcement regarding the negative results of its clinical trial for VLTS 934, Valentis began actively considering strategic alternatives available to it with the goal of maximizing stockholder value. In addition to the merger, these strategic alternatives may, to the extent permitted by the merger agreement, include a variety of different business arrangements, such as the sale of certain of Valentis’ assets, business combinations, strategic partnerships, joint ventures, restructurings, divestitures, investments and other alternatives. Valentis’ strategic measures implemented to date, including the merger, and any strategic opportunity it may pursue could disappoint investors and depress the market price of Valentis’ common stock and the value of an investment in its common stock. The merger or any other strategic alternative Valentis pursues may require it to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect Valentis’ business and financial results. Moreover, given Valentis’ financial condition and recent and anticipated workforce reductions, Valentis may not be able to successfully implement the merger or any other strategic alternative it pursues, and even if Valentis determines to pursue one or more of the strategic alternatives in lieu of or in addition to the merger, Valentis may be unable to do so on acceptable financial terms and such alternatives may not enhance stockholder value or improve the market price of its common stock. Although pursuing a strategic opportunity is subject to the risks outlined herein, if Valentis is unsuccessful in consummating the merger and/or other suitable strategic alternatives, its business would be materially adversely affected and it may be required to liquidate.

Valentis’ remaining potential products and technologies are in early stages of development. Valentis has no current plans to continue the development of any of these potential products or technologies and any efforts to develop and commercialize these potential products or technologies would be subject to a high risk of failure. In addition, Valentis does not have sufficient resources to pursue the development of any of these potential products or technologies.

The process of successfully developing potential products or technologies is very time-consuming, expensive and unpredictable. There is a high rate of attrition for product candidates in preclinical and clinical trials and it may be difficult or impossible for Valentis to develop, commercialize or license any novel or existing technologies. Until its recent July 2006 announcement regarding VLTS 934, Valentis’ business strategy depended upon the successful clinical development of VLTS 934 and the subsequent development of additional potential products and technologies in Valentis’ pipeline. Shortly following this announcement, Valentis announced a workforce reduction of 55% of its employees, which included the elimination of scientific staff and advisors necessary to further develop Valentis’ potential product candidates and technologies. Valentis further reduced its workforce to four employees in October 2006. Valentis anticipates further reductions of its remaining workforce as it proceeds towards the completion of its strategic opportunities, primarily including consummating the proposed merger with Urigen. Consequently, Valentis has no current plans to pursue the development of any of its remaining potential products and, in any event, such potential products and technologies currently are in research, preclinical development or the early stages of clinical testing, and commercialization of those potential products would not occur for at least the next several years, if at all. The development of new drugs is a highly risky undertaking and there can be no assurance that any future research and development efforts Valentis might undertake would be successful. In September 2004, Valentis reported that its Deltavasc™ product did not meet its primary endpoint in its Phase IIa clinical trial in patients with the intermittent claudication form of peripheral arterial disease. In July 2006, Valentis reported that its VLTS 934 product did not meet its primary or any of its secondary endpoints in its Phase IIb clinical trial in patients with peripheral arterial disease.

All of Valentis’ remaining potential products and technologies will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any future research and development and clinical trial efforts will result in viable products or technologies.

Valentis’ remaining potential products and technologies include OptiPEG PEGylation technology and plasmid manufacturing technologies. Concurrently with the merger, Valentis is, to the extent permitted by the merger agreement, considering strategic opportunities that may be available to it with respect to its potential products and technologies, given the substantial reduction in its research and development and clinical resources in connection with the termination of its VLTS 934 development activities. Valentis will be unable to successfully develop these potential products and technologies itself, and Valentis also may be unable to enter into strategic collaborations with third parties to pursue the development of these potential products and technologies. Even if Valentis is able to identify potential strategic collaborators or licensees for these potential products and technologies, it may be unable to negotiate relationships with these parties on favorable terms, or at all. Moreover, any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms may limit Valentis’ ability to carry out any further research and development activities or strategic opportunities Valentis may opt to pursue with respect its remaining potential products and technologies, which would have a material adverse effect on Valentis’ business and financial condition, including its viability as an enterprise.

Valentis has a history of losses and may never be profitable.

Valentis has engaged in research and development activities since its inception. Valentis incurred losses from operations of approximately $15.6 million, $11.3 million and $6.5 million, for its fiscal years ended June 30, 2006, 2005 and 2004, respectively. As of March 31, 2007, Valentis had an accumulated deficit totaling approximately $242.3 million. In addition, following Valentis’ July 2006 announcement regarding the negative results of its clinical trial for VLTS 934, Valentis announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 66% of our remaining workforce occurred through the ends of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM, our chief operating officer, and Joseph A. Markey, our vice president of finance and administration on October 31, 2006. We anticipate further reductions of our remaining workforce as we proceed towards the completion of our strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reduction in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $921,000 has been paid and recognized as restructuring charges as of March 31, 2007. The remaining costs related to the workforce reductions primarily relate to the termination of Benjamin F. McGraw, III, Valentis’ president, chief executive officer and treasurer, upon the completion of the proposed merger with Urigen and are expected to be recorded and paid in the fiscal fourth quarter of 2007. Valentis has no current plans to develop or commercialize any of its remaining potential products or technologies and, in any event, the development and commercialization of potential products and technologies will require completion of additional clinical trials and significant research and development activities. Valentis expects to incur net losses for the foreseeable future as it seeks to consummate the merger and evaluates the strategic opportunities that may be available to it with respect to its existing business and assets, which may include the sale of its existing business, the sale of its existing assets or other actions. Valentis’ ability to achieve profitability depends on the outcome of its efforts with respect to these strategic alternatives and the other risk factors set forth in this quarterly report on Form 10-Q. Because of the numerous risks and uncertainties associated with Valentis’ restructuring, the merger and other strategic activities and its product development efforts, Valentis is unable to predict the extent of any future losses or when it will become profitable, if at all. Even if it does achieve profitability, Valentis may not be able to sustain or increase profitability on a quarterly or annual basis.

Valentis announced a significant reduction in its workforce in each of August and October 2006. As a result of its financial condition and actual workforce reductions, Valentis may not be successful in retaining key employees, which could adversely affect Valentis’ efforts to effectively manage its remaining resources and explore or consummate the merger or any other strategic opportunities that may be available to it.

In July 2006, Valentis announced that its Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Shortly thereafter, in August 2006, Valentis announced that its board of directors had approved a plan to reduce Valentis’ staff by eliminating approximately 55% of its employees on August 18, 2006, with further workforce reductions of approximately 66% occurring at the ends of both August and October 2006. As of the date of this quarterly report on Form 10-Q for the quarter ended March 31, 2007, the total workforce of Valentis consists of four full time employees, all of whom are in finance and administration. Valentis’ senior management consists solely of Benjamin F. McGraw, III, acting as president, chief executive officer and treasurer. Valentis anticipates further reductions of its remaining workforce as it proceeds towards the completion of its strategic opportunities, primarily including consummating the proposed merger with Urigen. The total costs associated with the reductions in workforce are estimated to be between $1.1 million and $1.4 million, primarily related to severance benefits, of which $921,000 has been paid and recognized as restructuring charges as of March 31, 2007. The remaining costs related to the workforce reductions primarily relate to the termination of Benjamin F. McGraw, III, Valentis’ president, chief executive officer and treasurer, upon the completion of the proposed merger with Urigen and are expected to be recorded and paid in the fiscal fourth quarter of 2007.

Valentis terminated its 401(k) plan in August 2006. Valentis expects that it will be difficult to retain the services of any personnel Valentis may need to operate its business or consummate the merger or any other strategic opportunity that may be available to it. While a further reduced workforce will assist Valentis in conserving its remaining resources, the loss of the services of any principal member of Valentis’ management could significantly delay or prevent the achievement of the merger or any other strategic alternatives that may be available to Valentis, which would adversely affect its future business prospects and the value of an investment in its common stock.

Valentis is in the process of transferring the quotation of its common stock to the OTC Bulletin Board. If the transfer is completed, Valentis’ common stock will be subject to additional trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

Valentis is in the process of transferring the quotation of its common stock to the OTC Bulletin Board. If the transfer is completed, Valentis’ common stock will be quoted on the OTC Bulletin Board. Because Valentis’ common stock will not be listed on any national securities exchange, its shares will be subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the general restrictions on the sale of penny stocks:

•                  Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser’s financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.

•                  A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.” A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.

•                  The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

•                  A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities. If Valentis’ common stock is subject to the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and Valentis’ ability to raise additional capital may be limited. Valentis makes no guarantee that its market-makers will make a market in its common stock, or that any market for its common stock will continue.

There are no assurances that Valentis can maintain its listing on the Nasdaq Capital Market, and the failure to maintain this listing could adversely affect the liquidity and price of Valentis’ common stock.

On January 31, 2003, Valentis’ common stock began trading on the Nasdaq Capital Market. In the event Valentis fails to demonstrate compliance, as well as an ability to sustain compliance, with all requirements for continued listing on the Nasdaq Capital Market, including Nasdaq’s corporate governance criteria, its securities will be de-listed from the Nasdaq Capital Market.

In August 2006, Valentis received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that Valentis is not in compliance with Nasdaq Marketplace Rule 4310(c)(4), referred to as the Minimum Bid Price Rule, because the closing bid price per share for its common stock has been below $1.00 per share for 30 consecutive trading days. In November 2006, Valentis received a letter from the Listing Qualifications Department of Nasdaq indicating that Valentis is not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) because Valentis does not have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) a $35,000,000 market value of securities quoted on a Nasdaq market or listed on a national securities exchange, or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or for two of the three most recently completed fiscal years. Additionally, in a letter dated November 29, 2006, Nasdaq indicated its belief that Valentis may be operating as a “public shell” and, as such, raising public interest concerns as set forth in Nasdaq Marketplace Rule 4300. In connection with these letters and Nasdaq’s review of Valentis’ eligibility for continued listing on the Nasdaq Capital Market, Valentis provided to Nasdaq its specific plan, along with accompanying materials, to achieve and maintain compliance with the Nasdaq Capital Market’s continued listing criteria as set forth in the Nasdaq Marketplace Rules. Based upon its review of Valentis’ compliance plan and accompanying materials, Nasdaq determined that Valentis’ common stock is not eligible for continued listing on the Nasdaq Capital Market.

On January 8, 2007, Valentis received a letter from the Listing Qualifications Department of Nasdaq indicating that trading of Valentis’ common stock on the Nasdaq Capital Market would be suspended at the opening of business on January 18, 2007 and a Form 25-NSE would be filed with the SEC to remove Valentis’ securities from listing and registration on the Nasdaq Capital Market, unless Valentis appealed Nasdaq’s determination and requested a hearing on the matter no later than 4:00 p.m. Eastern time on January 16, 2007. Valentis’ management appealed Nasdaq’s determination and requested a hearing on the matter before the Nasdaq Listing Qualifications Panel, or the Panel, which hearing was held on March 1, 2007. Upon receipt by Nasdaq of Valentis’ hearing request, the suspension of Valentis’ common stock and the filing of the Form 25-NSE were stayed pending the Panel’s final decision.

On February 21, 2007, Valentis received a letter from the Listing Qualifications Department of Nasdaq indicating that Valentis failed to regain compliance with the Minimum Bid Price Rule during the 180-day grace period and, consequently, that this deficiency would serve as an additional basis for delisting Valentis’ securities from the Nasdaq Capital Market. On March 1, 2007, at the Panel hearing, Valentis presented its plan to achieve compliance with the listing requirements for the Nasdaq Capital Market and requested an extension of time to April 30, 2007 to demonstrate such compliance. Valentis’ plan of compliance focused primarily on the consummation of the merger with Urigen and the related transactions. On April 10, 2007, Valentis received a letter from Nasdaq formally notifying Valentis that the Panel granted Valentis’ request for continued listing on the Nasdaq Capital Market, subject to certain conditions. The Panel determined to continue the listing of Valentis’ common stock on the Nasdaq Capital Market on the condition that Valentis achieve certain milestones under its plan of compliance by specified dates, including Urigen raising sufficient additional capital prior to the merger and the parties consummating the merger and the related transactions. If Valentis does not meet such milestones and does not otherwise demonstrate compliance with the requirements for continued listing on the Nasdaq Capital Market, Nasdaq may delist Valentis’ shares from the Nasdaq Capital Market.

If Valentis’ securities are delisted from the Nasdaq Capital Market, the trading of Valentis’ common stock is likely to be conducted on the OTC Bulletin Board. The delisting of Valentis’ common stock from the Nasdaq Capital Market will result in decreased liquidity of its outstanding shares of common stock and a resulting inability of its stockholders to sell their shares of Valentis common stock or obtain accurate quotations as to their market value, which would reduce the price at which Valentis shares trade. The delisting of Valentis common stock could also deter broker-dealers from making a market in or otherwise generating interest in Valentis common stock and would adversely affect Valentis’ ability to attract investors in its common stock. Furthermore, Valentis’ ability to raise additional capital would be severely impaired. As a result of these factors, the value of the common stock would decline significantly, and Valentis stockholders could lose some or all of their investment.

Valentis’ stock price has been and may continue to be volatile, and an investment in Valentis’ common stock could suffer a decline in value.

The trading price of Valentis’ common stock dropped significantly as a result of its recent announcements regarding its product candidate VLTS 934 and may continue to be highly volatile.

Valentis’ common stock has traded below $1.00 per share since these announcements and closed at $0.26 on May 14, 2007. Valentis receives only limited attention by securities analysts and may experience an imbalance between supply and demand for its common stock resulting from low trading volumes. The market price of Valentis common stock may fluctuate significantly in response to a variety of factors, most of which are beyond Valentis’ control, including the following:

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

The stock market has, from time to time, experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology and biopharmaceutical companies and which have often been unrelated to their operating performance. These broad market fluctuations may adversely affect the market price of Valentis common stock. In addition, sales of substantial amounts of Valentis common stock in the public market could lower the market price of Valentis common stock.

In addition to the proposed merger, Valentis may engage in other strategic alternatives, which could result in changes to its management and board of directors, which could result in material changes to its business operations, strategies and focus moving forward.

Following Valentis’ July 2006 announcement regarding the negative results of its clinical trial for VLTS 934, Valentis began actively considering strategic alternatives available to it with the goal of maximizing stockholder value. In addition to the merger, these strategic alternatives may, to the extent permitted by the merger agreement, include a variety of different business arrangements, including business combinations. If Valentis completes the merger, the resulting entity will have a substantially different management group and board of directors. The management group and board of directors will not operate Valentis consistent with its past business operations, strategies and focus. Moreover, even if Valentis is able to complete the merger, or if permitted, pursues a business combination, there can be no assurance that any resulting entity and material changes in its business operations, strategies or focus would be successful, and such transactions could disappoint investors and further depress the price of Valentis common stock and the value of an investment in Valentis common stock. The merger will and any other strategic alternative may require Valentis to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could materially and adversely affect Valentis’ business and financial results.

Certain of Valentis’ license agreements may be affected as a result of Valentis’ current business focus on the merger or other strategic alternatives. The parties to the merger agreement and the license agreements may be able to terminate such agreements if Valentis is unable to perform its obligations under such agreements or if Valentis pursues certain types of strategic alternatives, which could prevent or delay Valentis from consummating the merger or other strategic alternatives and reduce the value of its remaining potential products and technologies.

Following Valentis’ July 2006 announcement regarding negative results in its Phase IIb clinical trial of VLTS 934 in parties with PAD, Valentis ceased all research and development activities on all of its potential products and technologies, including activities under its collaboration and contract research agreements and activities relating to its clinical trials. Certain of Valentis’ current license agreements may give its licensees the right to terminate such agreements if Valentis fails to perform its obligations under such agreements. Although Valentis does not expect that any of its technology licenses will be terminated in the near term, Valentis cannot guarantee that the other parties to such agreements will not seek to terminate their agreements with Valentis. The loss of any of these agreements, or the rights Valentis receives under such agreements, may materially adversely affect the aggregate value of Valentis’ remaining potential products and technologies and may prevent Valentis from carrying out any strategic opportunity, other than the merger, that may be available to it, which would materially adversely affect Valentis’ business results of operations and financial condition.

Moreover, certain of Valentis’ license agreements are silent with respect to, or contain prohibitions on, Valentis’ ability to assign such agreements in the event of certain business combinations and assets sales. Although Valentis generally believes that it has the right to assign a substantial majority of its agreements if it determines to pursue certain types of business combinations, Valentis cannot assure you that the other parties to such agreements would not seek to prevent or delay the assignment of such agreements, which might render potential strategic partners less willing to negotiate with Valentis and decrease the value of its remaining potential products and technologies.

Valentis’ stock price could be adversely affected by dispositions of its shares pursuant to registration statements currently in effect.

Some of Valentis’ current stockholders, such as the Perseus-Soros BioPharmaceutical Fund, L.P., Xmark Asset Management, LLC, Brantrock Advisors, Inc., and Biotechnology Value Fund, hold a substantial number of shares, in the case of the named stockholders up to 45.09% which they are currently able to sell in the public market under certain registration statements currently in effect, or otherwise. Sales of a substantial number of Valentis’ common stock or the perception that these sales may occur, could cause the trading price of Valentis’ common stock to fall and could impair Valentis’ ability to raise capital through the sale of additional equity securities.

As of March 31, 2007, we had issued and outstanding 17,067,284 shares of common stock. This amount does not include, as of March 31, 2007:

•         approximately 2,592,635 shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

•         approximately 4,724,894 shares of our common stock issuable upon the exercise of all of our outstanding warrants.

These shares of Valentis common stock, if and when issued, may be sold in the public market assuming the applicable registration statements continue to remain effective and subject in any case to trading restrictions to which Valentis insiders holding such shares may be subject from time to time. If these options or warrants are exercised and sold,

Valentis stockholders may experience additional dilution and the market price of Valentis common stock could fall. Valentis does not intend to register any additional shares under S-8 or S-3 registration statements.

Regardless of whether the merger is consummated, Valentis must be able to continue to secure additional financing in order to continue its operations, which might not be available or which, if available, may be on terms that are not favorable to Valentis.

Valentis’ ability to pursue any strategic alternative, other than the merger, that may be available to it or to engage in any future development and clinical testing of its potential products will require substantial additional financial resources. Valentis’ future funding requirements will depend on many factors, including:

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

Valentis uses approximately $200,000 per month to operate its business and currently expects to have sufficient cash to continue its operations through June 2007. Valentis may have insufficient working capital to fund its future cash needs unless it is able to raise additional capital in the future. Valentis has financed its operations to date primarily through the sale of equity securities and through corporate collaborations. Valentis does not anticipate generating revenues for the foreseeable future and may fund its operations through additional third party financing or other means. If Valentis raises additional funds by issuing equity securities, substantial dilution to Valentis’ existing or post-merger stockholders may result. Valentis may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on Valentis’ business and financial condition, including Valentis’ viability as an enterprise. As a result of these concerns, Valentis’ management is assessing, and may pursue, in addition to the merger, other strategic alternatives (to the extent permitted by the merger agreement), including the sale of Valentis’ existing business, the sale of certain of Valentis’ assets or other actions.

Valentis may also take actions to conserve its cash resources through further reductions in its personnel or by relinquishing greater or all rights to its potential products at an earlier stage of development or on less favorable terms than its otherwise would. Any or all of these actions could have a material adverse affect on Valentis’ business.

Valentis may become involved in securities litigation that could divert Valentis’ management’s attention and harm its business.

The market price of development stage companies is typically volatile. When there is a sharp drop in the stock price of a development stage company, stockholder lawsuits may be filed against the company. Valentis’ stock price dropped substantially following the July 2006 announcement regarding the negative results of Valentis’ clinical trial for VLTS 934 and has traded below $1.00 per share since Valentis’ announcement. Valentis does not anticipate that the price of its common stock will significantly increase in the short term. As a result, Valentis may become involved in securities litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect Valentis’ business.

Due to its financial condition, Valentis may be unable to attract and retain corporate or academic partners to develop, introduce and market products acquired if the merger is consummated or develop, introduce and market its remaining potential products and technologies.

Valentis’ business strategy has been to attract business partners to fund or conduct research and development, clinical trials, manufacturing, marketing and sales of its potential products and technologies. Valentis faces intense competition from many other companies in the pharmaceutical and biotechnology industries for corporate collaborations, as well as for establishing relationships with academic and research institutions and for obtaining licenses to proprietary technology. Valentis’ financial condition will, and a shift in post-merger focus may, substantially reduce its ability to attract and retain current and potential corporate and academic partners, which will reduce Valentis’ ability to develop, introduce and market its existing potential products and could adversely affect its business.

Valentis’ potential products are subject to extensive regulatory approval by the United States Food and Drug Administration and others, including with regard to completion of clinical trials, which is expensive, time consuming and uncertain. Valentis cannot assure you that any of its remaining potential products or technologies will be approved.

Valentis is, and if the merger is completed will continue to be, subject to significant regulatory requirements, including the successful completion of clinical trials, prior to the commercialization of its potential products. Under the United States Food, Drug and Cosmetic Act, the United States Public Health Services Act, and related regulations, the United States Food and Drug Administration, or the FDA, regulates the development, clinical testing, manufacture, labeling, sale, distribution and promotion of drugs and biologics in the United States. Prior to market introduction in the United States, a potential drug or biological product must undergo rigorous clinical trials that meet the requirements of the FDA in order to demonstrate safety and efficacy in humans. Depending upon the type, novelty and effects of the drug and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures.

Clinical trials and the FDA approval process are long, expensive and uncertain processes, which require substantial time, effort and financial and human resources. Valentis has, and if the merger is completed will continue to have, limited experience in conducting clinical trials and may encounter problems or fail to demonstrate the efficacy or safety that cause Valentis, or the FDA, to delay, suspend or terminate the development of any potential products. For example, in July 2006, Valentis announced that its Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints. Valentis has no plans for further development of VLTS 934 and has terminated its Phase IIb clinical trial. Valentis had previously devoted substantially all of its research, development and clinical efforts and financial resources toward the development VLTS 934.

Although it has a pipeline of remaining potential products and technologies, Valentis has no current plans for the further commercial development of any of its existing or future potential products or technologies. Even if Valentis were able to continue development of any of its existing or future potential products, clinical trials are long, expensive and uncertain processes during which Valentis may encounter difficulties completing the trial. Problems Valentis may encounter, even if the merger is consummated, include the unavailability of preferred sites for conducting the trials, an insufficient number of eligible subjects, changes in the number of subjects based on the performance of interim analyses, changes in protocol and other factors, which may delay the advancement of clinical trials, lead to increased costs or result in the termination of the clinical trials altogether. Furthermore, the FDA may suspend clinical trials at any time if it believes the subjects participating in the trials are being exposed to unacceptable health risks or if it finds deficiencies in the clinical trial process or the conduct of the investigation.

Valentis cannot assure you that clinical testing for any of its existing remaining potential products or required potential products will be completed within any specific time period, if at all. There can be no assurance that any FDA approval will be granted on a timely basis, if at all, or that any of Valentis’ existing or future potential products will prove safe and effective in all required clinical trials or will meet all applicable regulatory requirements necessary to receive marketing approval from the FDA. In addition, should any other future clinical trials for Valentis’ existing or future potential products fail to demonstrate a statistically significant therapeutic drug effect and/or show that its potential products are safe for the targeted patient population, Valentis’ business and prospects could be harmed, the market price of Valentis common stock could fall, Valentis’ ability to generate revenues from those potential products could be adversely affected, delayed or prevented entirely, and Valentis may not be able to obtain additional financing on acceptable terms, or at all.

Even if Valentis successfully obtains FDA approval for its existing or future potential products, Valentis may not be able to obtain the regulatory approvals necessary to market its potential products outside the United States since the commercialization of Valentis’ existing or future potential products outside the United States will be subject to separate regulations imposed by foreign government agencies. The approval procedures for marketing outside the United States vary among countries and can involve additional testing. Accordingly, Valentis cannot predict with any certainty how long it will take or how much it will cost to obtain regulatory approvals for manufacturing and marketing its existing or future potential products within and outside the United States or whether Valentis will be able to obtain those regulatory approvals at all. Valentis’ failure to successfully complete any necessary clinical trials, and obtain FDA and any applicable foreign government approvals, or any delays in receipt of such approvals, could have a material effect on Valentis’ business, results of operations and financial condition.

Valentis faces strong competition in the markets it has targeted from other companies with substantially greater experience, financial resources and name recognition than it, and competition from alternative treatments in the biopharmaceuticals market. If Valentis’ potential products and technologies do not remain competitive, their value may be materially diminished.

The pharmaceutical and biotechnology industries are highly competitive. Valentis is aware of several pharmaceutical and biotechnology companies that are pursuing peripheral arterial disease therapeutics that compete with Valentis’ remaining potential products and technologies. For example, Valentis is aware that AnGes MG, Centelion/Gencell SAS, NicOx, Sigma Tau, Inc., Nissan Chemical, Mitsubishi Pharmaceuticals, Kos Pharmaceuticals, Endovasc, Sangamo BioSciences, Inc. and Otsuka Pharmaceutical Co., Ltd. have engaged or are engaged in developing biotechnology or pharmaceutical therapies. Many of these companies are addressing diseases that have been targeted by Valentis directly or through its corporate partners, and many of them may have more experience in these areas and substantially greater financial, research, product development, manufacturing, marketing and technical resources than Valentis has. Some companies also have greater name recognition than Valentis and long-standing collaborative relationships. Valentis’ competitive position depends on a number of factors, including safety, efficacy, reliability, marketing and sales efforts, and existence of competing products, and treatments and general economic conditions. If Valentis’ existing remaining potential products and technologies do not remain competitive in light of these factors, their value may be materially diminished, which could adversely affect Valentis’ business prospects if the merger is not completed.

Valentis’ competitors, academic and research institutions or others may develop safer, more effective or less costly cardiovascular therapies, biologic delivery systems, gene-based therapeutics or chemical-based therapies. In addition, competitors may achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Valentis does. Any such developments could seriously harm Valentis’ business, financial condition and results of operations.

Adverse events in the field of drug therapies may negatively impact regulatory approval or public perception of Valentis’ potential products and technologies.

The FDA may become more restrictive regarding the conduct of clinical trials including cardiovascular and other therapies. This approach by the FDA could lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of clinical trials. In addition, negative publicity may affect patients’ willingness to participate in clinical trials. If fewer patients are willing to participate in clinical trials, the timelines for recruiting patients and conducting such trials will be delayed. The commercial success of Valentis’ existing or future potential products and technologies will depend in part on public acceptance of the use of its therapies for the prevention or treatment of human diseases. Negative public reaction to Valentis’ therapies in general could result in stricter labeling requirements of products, including any of its potential products, and could cause a decrease in the demand for products Valentis may develop, if any.

If Valentis is unable to obtain rights to its proprietary technologies, Valentis may be unable to utilize such technologies to develop new products and the value of such technologies in any sale of such assets could be diminished.

Patents and other proprietary rights are important to Valentis’ business. Valentis’ policy is to file patent applications and protect inventions and improvements to inventions that are commercially important to the development of its business. As of March 31, 2007, Valentis owns two commercially relevant issued United States patents, several related foreign patents, and numerous related United States and foreign patent applications, covering a significant number of claims relating to proprietary methods for the manufacture and purification of plasmid DNA. DNA vaccines are based on plasmid DNA. Valentis knows of no other methods for large-scale purification of plasmid DNA that appear as efficient as the ones covered by Valentis’ patents and related patent applications. Valentis’ failure to obtain patent protection or otherwise protect its proprietary technology or potential products may have a material adverse effect on Valentis’ competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect Valentis’ technology.

The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable. Valentis cannot be certain that others have not filed patent applications for technology covered by our pending applications or that Valentis was the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to technologies, products or processes that block or compete with those of Valentis. others. As a result, Valentis or any potential purchaser of its technologies or potential products may be required to obtain licenses or acquire rights to those technologies or products. Valentis or any potential purchaser of its technologies or potential products may not be able to obtain a license or acquire rights to those technologies or products on reasonable terms, or at all. As a consequence, Valentis or any potential purchaser of its technologies or potential products may be prevented from using such technologies or developing potential products or it may have to make cumulative royalty payments to several companies. These cumulative royalties could reduce amounts paid to Valentis or could make its technologies or potential products too expensive to develop or market or make them unattractive to potential buyers of such assets. If Valentis is unable to acquire or obtain rights to technologies, products or product candidates necessary for its business, Valentis’ business would be harmed.

Valentis relies on patents and other proprietary rights to protect its intellectual property and any inability to protect its intellectual property rights would adversely impact Valentis’ business.

Valentis relies on a combination of patents, trade secrets, trademarks, proprietary know-how, and nondisclosure and other contractual agreements and technical measures to protect its intellectual property rights. Valentis files patent applications to protect processes, practices and techniques related to its potential products that are significant to the development of Valentis’ business. As of March 31, 2007, Valentis owns or has exclusive rights to two commercially relevant United States patents and several related foreign patents, which relate to proprietary methods for manufacture and purification of Plasmid DNA. Valentis also owns or has exclusive rights to pending United States and foreign patent applications. Valentis’ patent applications may not be approved. Any patents granted now or in the future may be invalidated or offer only limited protection against potential infringement and development by Valentis’ competitors of competing products. Moreover, Valentis’ competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with Valentis’ ability to make, use or sell its potential products either in the United States or in international markets. In addition to patents, Valentis relies on trade secrets and proprietary know-how, which its seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. Valentis’ proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to Valentis, without additional consideration, any intellectual property conceived or reduced to practice by them while employed or retained by Valentis, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and Valentis may not have adequate remedies for any breach. Also, Valentis’ trade secrets may become known to, or independently developed by, competitors. Any failure to protect its intellectual property would significantly impair Valentis’ competitive position and adversely affect its results of operations and business.

Valentis could become subject to litigation regarding its intellectual property rights, which could seriously harm Valentis’ business.

In previous years, there has been significant litigation in the United States involving patents and other intellectual property rights. Competitors in the biotechnology industry may use intellectual property litigation against Valentis to gain advantage. In the future, Valentis may be a party to litigation to protect its intellectual property or as a result of an alleged infringement of others’ intellectual property. These claims and any resulting lawsuit, if successful, could subject Valentis to significant liability for damages and invalidation of its proprietary rights. Any potential intellectual property litigation, if successful, also could force Valentis to stop selling, incorporating or using its existing or future potential products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use technology relevant thereto, which license may not be available on reasonable terms, or at all; or redesign its potential products that use third-party technology. Valentis may also be required in the future to initiate claims or litigation against third parties for infringement of its intellectual property rights to protect such rights or determine the scope or validity of Valentis’ intellectual property or the rights of its competitors. The pursuit of these claims could result in significant expenditures and the diversion of Valentis’ technical and management personnel and Valentis may not have sufficient cash and manpower resources to pursue any such claims. If it is forced to take any of these actions, Valentis’ business may be seriously harmed.

Any claims, with or without merit, and regardless of whether Valentis prevails in the dispute, would be time-consuming, could result in costly litigation and the diversion of technical and management personnel and could require Valentis to develop non-infringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent Valentis from developing and selling its existing or future potential products, which would have a material adverse effect on Valentis’ business, results of operations and financial condition.

Valentis’ amended and restated certificate of incorporation and by-laws, as amended, include anti-takeover provisions that may enable Valentis’ management to resist an unwelcome takeover attempt by a third party.

Valentis’ basic corporate documents and Delaware law contain provisions that enable its management to attempt to resist a takeover unless it is deemed by Valentis’ management and board of directors to be in the best interests of Valentis’ stockholders. Those provisions might discourage, delay or prevent a change in the control of Valentis or a change in its management. Valentis’ board of directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of Valentis common stock and limit the price that investors might be willing to pay in the future for shares of Valentis common stock.

If its facilities were to experience an earthquake or other catastrophic loss, Valentis’ operations would be seriously harmed.

Valentis’ facilities could be subject to a catastrophic loss such as fire, flood or earthquake. Valentis’ corporate headquarters and remaining business operations are, and its expected post-merger operations are expected to be, located near major earthquake faults in Burlingame, California. Any such loss at any of Valentis’ facilities could disrupt its operations, delay development of its potential products and result in large expense to repair and replace its facilities. Valentis currently does not maintain insurance policies protecting against catastrophic loss, except for fire insurance with coverage amounts normally obtained in Valentis’ industry.

Valentis received a “going concern” opinion from its independent registered public accounting firm, which may negatively impact its business.

Valentis has received a report from Ernst & Young LLP, its independent registered public accounting firm, regarding its consolidated financial statements for the fiscal year ended June 30, 2006, which included an explanatory paragraph stating that the financial statements were prepared assuming Valentis will continue as a going concern. The report also stated that Valentis’ recurring operating losses and need for additional financing have raised substantial doubt about Valentis’ ability to continue as a going concern. Given the July 2006 announcement that Phase IIb clinical trial for VLTS 934 in patients with peripheral arterial disease failed to meet its primary or any of its secondary endpoints, Valentis is focusing its business efforts on pursuing strategic opportunities that may be open to it, including the sale or merger of its business, the sale of certain of its assets or other actions. If Valentis fails to show progress toward a suitable strategic alternative, Valentis will be unable to dispel any continuing doubts about its ability to continue as a going concern, which would adversely affect its ability to consummate any such strategic alternative, enter into collaborative relationships with business partners, raise additional capital or further develop its remaining potential products and technologies, which would have a material adverse effect on its business, financial condition and results of operations and may require Valentis to wind up its business and dissolve.

Risks Related to Our Proposed Merger with Urigen

Some of Valentis’ and Urigen’s officers and directors have conflicts of interest that may influence them to support or approve the merger with regard to your interests.

Certain officers and directors of Valentis and Urigen participate in arrangements that provide them with interests in the merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, severance benefits and the acceleration of stock option vesting. For example, Valentis entered into a severance and change of control agreement with each of Benjamin F. McGraw, III, its current president, chief executive officer and treasurer, Joseph A. Markey, its former vice president, finance and administration, and John J. Reddington, its former chief operating officer. Under these agreements:

•                  (i) a severance benefit of $213,200 was paid to Mr. Markey upon termination of his employment on October 31, 2006, (ii) an aggregate of up to $25,788 in “COBRA” premiums for continued health insurance coverage will be paid to Mr. Markey on a monthly basis until the earlier of October 31, 2007, or the date upon which he and his eligible dependents become eligible for comparable coverage by a subsequent employer, and (iii) the vesting of stock options and restricted stock awards to purchase 148,823 shares of Valentis common stock held by Mr. Markey accelerated upon termination of his employment on October 31, 2006;

•                  (i) a severance benefit of $291,500 was paid to Mr. Reddington upon termination of his employment on October 31, 2006, (ii) an aggregate of up to $6,648 in “COBRA” premiums for continued health insurance coverage will be paid to Mr. Reddington on a monthly basis until the earlier of October 31, 2007, or the date upon which he and his eligible dependents become eligible for comparable coverage by a subsequent employer, and (iii) the vesting of stock options and restricted stock awards to purchase 288,920 shares of Valentis common stock held by Mr. Reddington accelerated upon termination of his employment on October 31, 2006; and

•                  Dr. McGraw will be entitled to (i) a severance benefit in a range of approximately $165,000 to $370,000, (ii) an aggregate of up to approximately $14,568 in monthly “COBRA” premiums for continued health insurance coverage, and (iii) the accelerated vesting of stock options and restricted stock awards to purchase 442,228 shares of Valentis common stock held by him, in the event of his qualifying termination of employment.

In addition, certain Valentis and Urigen directors will continue to serve on the board of directors of the combined company following the consummation of the merger. These interests, among others, may influence the officers and directors of Valentis and Urigen to support or approve the merger.

Failure to complete the merger may result in Valentis or Urigen paying a termination fee or expenses to the other party and could harm Valentis’ and Urigen’s future business and operations.

If the merger is not completed, Valentis and Urigen are subject to the following risks:

•                  if the merger agreement is terminated under certain circumstances, Valentis or Urigen will be required to pay the expenses of the other party, in an amount not to exceed $150,000;

•                  if the merger agreement is terminated under certain circumstances, Valentis or Urigen will be required to pay the other party, in addition to their expenses, a termination fee of $60,000;

•                  the market price of Valentis common stock may decline; and

•                  costs related to the merger, such as legal and accounting fees which Valentis and Urigen estimate will total approximately $700,000 and $650,000, respectively, must be paid even if the merger is not completed.

In addition, if the merger agreement is terminated and Valentis’ and Urigen’s boards of directors determine to seek another business combination, there can be no assurance that they will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the merger.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger for a number of reasons, including the following:

•                  the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by Valentis, Urigen or financial or industry analysts;

•                  the effect of the merger on the combined company’s business and prospects is not consistent with the expectations of Valentis, Urigen or financial or industry analysts; or

•                  investors react negatively to the effect on the combined company’s business and prospects from the merger.

Valentis and Urigen stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the merger, Valentis stockholders will have experienced an approximately 66% dilution of their ownership interests in Valentis and Urigen stockholders will have experienced an approximately 33% dilution of their ownership interests in Urigen without receiving any commensurate benefit.

During the pendency of the merger, Valentis and Urigen may not be able to enter into certain transactions with another party because of restrictions in the merger agreement, which could adversely affect their respective businesses.

Covenants in the merger agreement impede the ability of Valentis and Urigen to complete certain transactions that are not in the ordinary course of business, such as the sale or licensing of capital assets in excess of $20,000, pending completion of the merger. As a result, if the merger is not completed, the parties may be at a disadvantage to their competitors because the parties will have been prevented from entering into arrangements with possible financial and or other benefits to them. In addition, any such transactions could be favorable to such party’s stockholders.

Certain provisions of the merger agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the merger agreement.

The terms of the merger agreement prohibit each of Valentis and Urigen from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in its reasonable, good faith judgment that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated and that failure to cooperate with the proponent of the proposal could reasonably be considered a breach of the board’s fiduciary duties. In addition, under certain circumstances Valentis or Urigen would be required to pay a termination fee of $60,000 to the other party, plus up to $150,000 in reasonable expenses of the other party, including upon termination of the merger agreement by a party’s board of directors if it decides to recommend a superior proposal. This termination fee and expense reimbursement may discourage third parties from submitting alternative takeover proposals to Valentis and Urigen or their stockholders, and may cause the respective boards of directors to be less inclined to recommend an alternative proposal.

Because the lack of a public market for the Urigen shares makes it difficult to evaluate the fairness of the merger, the stockholders of Urigen may receive consideration in the merger that is greater than or less than the fair market value of their Urigen shares.

The outstanding capital stock of Urigen is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Urigen. Because the percentage of Valentis common stock to be issued to Urigen stockholders was determined based on negotiations between the parties, it is possible that the value of the Valentis common stock to be issued in connection with the merger will be greater than the fair market value of Urigen. Alternatively, it is possible that the value of the shares of Valentis common stock to be issued in connection with the merger will be less than the fair market value of Urigen.

If the conditions to the merger are not met, the merger will not occur.

Even if the merger is approved by the stockholders of Valentis and Urigen, specified conditions must be satisfied or waived in order to complete the merger, including, among others:

•                  there shall not have been any material adverse change in the business, assets or financial condition of the other party, excluding, with respect to Valentis, the impact of Valentis’ liquidation of its discontinued operations as permitted by the merger agreement and, with respect to Urigen, taking into account Urigen’s financial condition as of the date of the merger agreement;

•                  the effectiveness of the registration statement;

•                  stockholders of Valentis must have adopted the merger agreement and approved the merger and approved the reverse split of Valentis common stock;

•                  stockholders of Urigen must have adopted the merger agreement, approved the merger and approved the conversion of the Urigen Series A preferred stock into Urigen common stock;

•                  the reverse split of the issued and outstanding shares of Valentis common stock shall have occurred;

•                  all of the directors and officers of Valentis or Valentis Holdings that Urigen has requested to resign their positions shall have resigned their positions with Valentis or Valentis Holdings on or prior to the closing date of the merger;

•                  each outstanding stock option, warrant, and other right to purchase or acquire the capital stock of Urigen shall have been exercised, waived or released and or Urigen shall have entered into agreements with the holders of such options, warrants or rights in accordance with the merger agreement;

•                  all outstanding securities exchangeable for or convertible into capital stock of Urigen, including, without limitation, the Urigen Series A preferred stock, with the exception of the Urigen Series B preferred stock, shall be exchanged and or converted into Urigen common stock prior to the merger; and

•                  holders of at least 90% of the aggregate issued and outstanding shares of Urigen common stock and preferred stock shall have voted in favor of or consented to the merger, or shall have otherwise waived or failed to perfect any appraisal rights to which they may otherwise be entitled.

These and other conditions are described in detail in the merger agreement. Valentis and Urigen cannot assure you that all of the conditions to the merger will be satisfied. If the conditions to the merger are not satisfied or waived, the merger will not occur or will be delayed, and Valentis and Urigen each may lose some or all of the intended benefits of the merger.

ITEM 6. EXHIBITS

                a.             Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VALENTIS, INC.

Date: May 15, 2007	/s/ BENJAMIN F. MCGRAW III
Benjamin F. McGraw III Chairman of the Board of Directors, President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial Officer)