Form 10-K
period 2007-06-30
Urigen Pharmaceuticals, Inc.
filed 2007-10-05
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22987
URIGEN PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156660
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
875 Mahler Road, Suite 235, Burlingame, CA	94010
(Address of principal offices)	(Zip Code)

(650) 259-0239
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

Large Accelerated Filer☐	Accelerated Filer☐	Non-accelerated Filer☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the last sale price of the common stock reported on the OTC-Bulletin Board on December 29, 2006 was $4,755,400.

The number of shares of registrant’s common stock outstanding, as of October 1, 2007 was 68,289,535.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URIGEN PHARMACEUTICALS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2007

PART I

ITEM 1.	BUSINESS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “estimates” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations regarding any strategic opportunities that may be available to us, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, our intention to license potential products and technologies to a pharmaceutical company that may assume responsibility for late-stage development and commercialization and our intention to seek revenue from the licensing of our proprietary manufacturing technologies. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could affect our actual results include the outcomes of our clinical trials in patients with painful bladder syndrome, urethritis and acute urgency/frequency from an overactive bladder; uncertainties related to our financial condition, uncertainties related to the strategic opportunities that may be available to us; our need for additional capital;  our going concern report from our independent registered public accounting firm and the other risk factors set forth in this Annual Report on Form 10-K. Further, there can be no assurance that necessary regulatory approvals for any of our potential products may be obtained. We undertake no obligation to revise or update any such forward-looking statements. The reader is strongly urged to read the information set forth under the caption “Part I, Item 1A. Risk Factors, for a detailed description of these significant risks, uncertainties and other factors.”

CORPORATE OVERVIEW

We were formerly known as Valentis, Inc. and were formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. We were incorporated in Delaware on August 12, 1997. In August 1999, we acquired U.K.-based PolyMASC Pharmaceuticals plc.

On October 5, 2006, we entered into an Agreement and Plan of Merger, as subsequently amended (the   “Merger”) with Urigen N.A.., Inc., a Delaware corporation (“Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings ”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A., Inc. with Urigen N.A., Inc. surviving as our wholly-owned subsidiary. In connection with the Merger, each Urigen stockholder received, in exchange for each share of Urigen N.A., Inc. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of our common stock. At the effective time of the Merger, each share of Urigen N.A.., Inc. Series B preferred stock was exchanged for 11.277 shares of our common stock. An aggregate of 51,226,679 shares of our common stock were issued to the Urigen N.A., Inc. stockholders.  Upon completion of the Merger, we changed our name from Valentis, Inc. to Urigen Pharmaceuticals, Inc. (the "Company").

From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this annual report is that of our current business which is conducted through Urigen N.A.

We are located in Burlingame, California, where our headquarters and business operations are located.

BUSINESS OVERVIEW

We specialize in the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome (PBS), Urethritis, and Overactive Bladder (OAB).

Urology represents a specialty pharmaceutical market of approximately 12,000 physicians in North America. Urologists treat a variety of ailments of the urinary tract including urinary tract infections, bladder cancer, overactive bladder, urgency and incontinence and interstitial cystitis, a subset of PBS. Many of these indications represent significant, underserved therapeutic market opportunities.

Over the next several years a number of key demographic and technological factors should accelerate growth in the market for medical therapies to treat urological disorders, particularly in our product categories. These factors include the following:

•
Aging population. The incidence of urological disorders increases with age. The over-40 age group in the United States is growing almost twice as fast as the overall population. Accordingly, the number of individuals developing urological disorders is expected to increase significantly as the population ages and as life expectancy continues to rise.

•
Increased consumer awareness. In recent years, the publicity associated with new technological advances and new drug therapies has increased the number of patients visiting their urologists to seek treatment for urological disorders.

Urigen N.A. has been established as a specialty pharmaceutical company to develop and commercialize products for the treatment of urological disorders. We have established an initial group of clinical stage products, as more fully described below, that we believe offer potential solutions to underserved urology markets.

Urigen N.A. is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. Our two lead programs target significant unmet medical needs and major market opportunities in urology. Our URG101 project targets painful bladder syndrome which affects approximately 10.5 million men and women in North America. URG101 has demonstrated safety and activity in a Phase IIa (open-label) human clinical trial and in a Phase IIb double-blind, placebo-controlled trial. URG101 is a unique, proprietary combination therapy of components approved by global regulatory authorities that is locally delivered to the bladder for rapid relief of pain and urgency. In 2007, URG101 clinical development will encompass a pharmacodynamic study. We have also begun to develop additional indications for URG101 focusing on radiation cystitis and dyspareunia (painful intercourse).

Our clinical-stage projects, URG301 and URG302, target acute urgency in patients diagnosed with an overactive bladder, another major unmet need that is insufficiently managed by presently available overactive bladder drugs. URG301 and URG302 are proprietary dosage forms of approved drugs that are locally delivered to control urinary urgency. A Urigen N.A. sponsored Investigational New Drug, or IND, is currently being prepared with subject enrollment scheduled for late 2007. We also plan, subject to additional financing, to initiate two clinical programs targeting the use of URG301 in patients diagnosed with acute urethral discomfort, or AUD, associated with cystoscopy and urethritis.

To expand the pipeline, we have initiated discussions with pharmaceutical companies that have either an approved product or a product in development for the treatment of additional urological indications. We believe that our URG100 and URG300 programs, when commercialized, will offer significant “marketing coat-tails” that can dramatically grow the sales of niche urology products. Although such products do not match the potential revenue streams of URG101 and URG301, the incremental income they could generate for us is potentially significant as such products will enable us to maximize the time, effort and expense of the sales organization that we plan to establish to market URG101 and URG301 to urologists in the United States.

We plan to market our products to urologists and urogynecologists in the United States via a specialty sales force managed internally. As appropriate, our specialty sales force will be augmented by co-promotion and licensing agreements with pharmaceutical companies that have the infrastructure to market our products to general practitioners. In all other countries, we plan to license marketing and distribution rights to our products to pharmaceutical companies with strategic interests in urology and gynecology.

POTENTIAL PRODUCTS, TECHNOLOGIES AND SERVICES

Following is a description of our products currently in development, the anticipated market for such products as well as the competitive environment in these markets.

Proprietary Product Candidates:

URG101

Market Opportunity for Treatment of Painful Bladder Syndrome

Presently, no approved products exist for treating PBS, and those that have been approved for interstitial cystitis, a subset of PBS, are based on clinical studies which have shown the drugs to be marginally effective. According to its website, the FDA has approved two drugs for the treatment of interstitial cystitis and neither is labeled as providing immediate system relief. For example, at three months, the oral drug Elmiron achieved a therapeutic benefit in only 38% of patients on active drug versus 20% on placebo. The other drug approved for interstitial cystitis, RIMSO®-50 is an intravesical treatment that was not based on double-blind clinical trial results. According to The Interstitial Cystitis Data Base Study Experience published in the year 2000, RIMSO®-50 is widely recognized as ineffective and not included among the top ten most common physician-prescribed treatments for urinary symptoms.

Consequently, there remains a significant need for new therapeutic interventions such as URG101 that can address the underlying disease process while also providing acute symptom relief. PBS is a chronic disease characterized by moderate to severe pelvic pain, urgency, urinary frequency, dyspareunia (painful intercourse) with symptoms originating from the bladder. Current epidemiology data shows that PBS may be much more prevalent than previously thought.

One theory of PBS’s pathological cause implicates a dysfunction of the bladder epithelium surface called the urothelium. The epithelium is the inner lining of tissue organs. Normally, the urothelium is covered with a mucus layer, the glycosaminoglycan, or GAG, layer, which is thought to protect the bladder from urinary toxins. A deficiency in the GAG layer would allow these toxins to penetrate into the bladder wall activating pain sensing nerves and causing bladder muscle spasms. These spasms trigger responses to urinate resulting in the symptoms of pelvic pain, urgency and frequency, the constellation of symptoms associated with this disease. Once established, PBS can be a chronic disease, which can persist throughout life and can have a devastating impact on quality of life.

We believe that the prevalence of PBS in North America is estimated to be 10.5 million, of which 3.8 million would experience severe enough symptoms to be classified as having interstitial cystitis, a subset of PBS. This estimate was based on studies conducted by Clemens and colleagues at Northwestern University and by Matt T. Rosenberg and Matthew Hazzard at the Mid-Michigan Health Centers. Each group independently concluded that the number of subjects with interstitial cystitis have been significantly underestimated. They evaluated over 1,000 female primary care patients over the course of a year using a pain, urgency/frequency questionnaire to categorize subjects as symptomatic or not. We calculated the North America PBS population based on a cutoff score of 10 on the pain, urgency/frequency scale, and assumed a rtio of 1:2 for men to women; and for interstitial cystitis population we used a more stringent cutoff score of 15.

Product Development

We have licensed the URG101 technology from the University of California, San Diego. The license agreement is exclusive with regard to patent rights and non-exclusive with regard to the written technical information. We may also grant a sublicense to third parties. Pursuant to the license agreement, which was effective as of January 18, 2006, we were required to pay a license issue fee in the form of 7.5% of Urigen N.A. authorized common stock, and we are required to pay (i) license maintenance fees of $15,000 per year, (ii) milestone payments of up to $625,000 upon the occurrence of certain events related to FDA approval, (iii) an earned royalty fee equal to 1.5% to 3.0% of net sales, (iv) sublicense fee, if applicable, and (v) beginning in the year of any commercial sales, a minimum annual royalty fee of $35,000. The term of the license agreement ends on the earlier of the expiration date of the longest-lived of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, we may terminate the license agreement at any time and for any reason upon a 90-day written notice. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may contest or settle claims in our sole discretion; provided, however, that we may not agree to any settlement that would invalidate any valid claim of the patent rights or impose any ongoing obligation on the university. Pursuant to the terms of the license agreement, we must indemnify the university against any and all claims resulting or arising out of the exercise of the license or any sublicense, including product liability. In addition, upon the occurrence of a sale of a licensed product, application for regulatory approval or initiation of human clinical trials, we must obtain and maintain comprehensive and commercial general liability insurance.

The individual components of this combination therapy, lidocaine and heparin, were originally approved as a local anesthetic and an anti-coagulant, respectively. It was demonstrated that a proprietary formulation of these components reduced symptoms of pelvic pain and urgency upon instillation into the bladder.

The rationale for this combination therapy is two-fold. The lidocaine is a local anesthetic that reduces the sensations of pain, urge and muscle spasms. The heparin, a glycosaminoglycan, coats the bladder wall augmenting natural heparinoids, which may be deficient on the surface of the urothelium. Heparin is not being utilized in this application for its anti-coagulant properties. Heparinoids comprise part of the mucus layer of the urothelium and help to limit urinary toxins from penetrating the underlying tissues thereby preventing pain, tissue inflammation and muscle spasms.

Clinical Trial Status

Urigen N.A. filed an IND in 2005 to initiate a Phase IIb multi-center, randomized, double-blind, placebo-controlled study to evaluate the safety and efficacy of intravesical alkalinized lidocaine-heparin for the symptoms of pelvic pain and urgency of bladder origin. A Phase I study was not required because the components of URG101 are FDA-approved for other uses. The study enrolled 90 subjects randomized to drug vs. placebo in a 1:1 ratio. The study included a clinically relevant three-week treatment phase to evaluate the safety and efficacy of URG101 for the treatment of pelvic pain and/or urgency of bladder origin. While URG101 did not meet the primary endpoint in the study, we believe the trial provided information necessary to proceed with development of the product. There are other examples of clinical trials not achieving primary endpoints, but the lessons learned in the study can lead to success in Phase III, such as for Acorda Therapeutics, Inc. in their 2004 (missed primary endpoint) and 2006 (Phase III success) press releases. The rationale for continued development of URG101 is several-fold: the largest and most experienced clinical trial site met both the primary (70% drug response versus 17% placebo) and secondary endpoints of the study. Additionally, the study achieved a high level of statistical significance on improvement in urgency with just one dose over placebo and trended toward improvement in pain with just one dose. We believe that these results indicate that, in a controlled clinical trial, subjects receiving study drug experienced meaningful symptom improvement in both urgency and bladder pain over placebo. In the Phase II study patients were enrolled with bladder pain and/or urgency (both were not required) and mild/intermittent subjects were enrolled, which can result in the high placebo effect observed due to “regression to the mean.” Additional drug dosing and drug administration techniques were identified that we plan to incorporate into future clinical trials.

Competitive Landscape

PBS is currently an underserved medical market. There is no acute treatment for pain of bladder origin other than narcotics. Currently, there are two approved therapeutics, RIMSO®-50 and Elmiron®, for the treatment of interstitial cystitis. Both of these approved products require chronic administration before any benefit is achieved. Other non-approved therapies provide marginal, if any benefit.

Development of drugs for PBS/IC has targeted a wide array of potential causes with limited success. We believe that URG101 will be well positioned, as it will address both the acute pain the patient experiences and the dysfunctional aspect of the urothelium of the bladder wall.

Commercialization Plan

Remaining a virtual company, Urigen will commercialize URG101 in the United States by collaborating with appropriate vendors to conduct a situational analysis of the United States; develop an appropriate product strategy; and then, create and implement a launch plan that includes the establishment of a 75 to 100 member sales organization that Urigen will have the option to acquire post the successful launch of URG101.

As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire U.S. healthcare community. In all countries outside the United States, Urigen will either assign licensing rights to or establish Supply and Distribution Agreements with interested parties. Initial discussions to acquire such rights have begun with interested parties who have a strategic interest in Urology and Painful Bladder Syndrome, and have the requisite infrastructure and resources to successfully commercialize URG101.

Manufacturing of URG101 finished goods kits will be conducted by contract manufacturers approved by regulatory authorities and with a history of having demonstrated an ability to support a global supply chain demand. Negotiations with such manufacturers are in progress to establish requisite manufacturing and supply agreements.

Market Opportunity for Treatment of Radiation Cystitis

We estimate that the incidence of radiation cystitis in the United States is more than 34,000 cases per year. This estimate is based on a comprehensive review of more than 40 peer-reviewed articles on specific pelvic irradiation treatments, such as brachytherapy and external beam radiation therapy, and the frequency of adverse urogenital side effects. The annual incidence was then calculated by the annual incidence of pelvic cancer, which can be found at www.cancer.gov, its estimated radiation rate and adverse urinary symptom rate. Although the symptoms of radiation cystitis are similar to those of interstitial cystitis, the clinical etiology or underlying cause, can be differentiated based on medical history. In fact, clinical studies of products in development for interstitial cystitis typically exclude patients suffering from radiation cystitis. According to a search of the FDA’s website, currently, there are no FDA-approved or licensed treatments of these symptoms that are caused by pelvic irradiation.

Pelvic irradiation, both external beam and brachytherapy, represents one of the cornerstones of cancer therapy for a variety of local cancers including: prostate, ovarian, cervical, bladder, and colorectal cancers. Radiation cystitis, or pelvic pain and/or urgency of bladder origin secondary to pelvic irradiation, is a well-recognized side effect of pelvic irradiation.

Based on extensive review of literature, we have calculated that radiation cystitis is observed in 6-15% of patients receiving pelvic radiotherapy, and that for prostate cancer this rate is higher and ranges from 25-30%, or about 1 out of 3-4 men treated. The average time from the beginning of radiation therapy to chronic symptoms can be several months to several years. The acute symptoms of radiation cystitis may be so painful as to disrupt the radiation treatment regimen. In most cases, acute symptoms are reversible several weeks after cessation of therapy. However there is a subset of patients that develop chronic radiation cystitis in which these symptoms remain indefinitely, possibly due to irreversible damage and/or improper healing of the bladder wall.

Clinical Trial Status

Three subjects with radiation cystitis were treated by our scientific founder in his urology clinic at the University of California, San Diego Medical Center during 2005-2006 on a compassionate basis. This was not part of a clinical trial. The three subjects all responded with relief of their symptoms after the installation of URG101 into their urinary bladders. We believe that these treatments, coupled with our clinical experience with URG101 for PBS, warrant further testing for radiation cystitis. Consequently, we have expanded our  IND to include the evaluation of URG101 in a Phase II multi-center, randomized, double-blind, placebo-controlled crossover to open-label study to evaluate the safety and efficacy of URG101 in patients exhibiting symptoms of pelvic pain and /or urgency of bladder origin secondary to pelvic irradiation. This study will be conducted in collaboration with leading academic and oncology centers. Site initiation and commencement of enrollment is dependent on our ability to raise additional funds through grant or equity sources.

Competitive Landscape

According to a search of the FDA’s website, currently, no approved products exist for the treatment of radiation cystitis. Relevant scientific literature reports that therapies commonly used to treat interstitial cystitis have met limited success when used to treat radiation cystitis. Based on clinical experience to date, we anticipate that URG101 could potentially offer first-line treatment to patients suffering from pelvic pain and/or urgency due to pelvic irradiation.

Market Opportunity for Treatment of Dyspareunia

Dyspareunia is sexual dysfunction manifested as painful or difficult sexual intercourse. The disorder is recurrent and associated with a disruption of normal functioning. Dyspareunia occurs most frequently in females; however, incidence has also been reported among males.

The actual incidence of dyspareunia is difficult to determine, since the majority of cases are unreported by patients. In a survey conducted by Edward O. Laumann, Anthony Paik and Raymond C. Rosen on sexual experience and dyspareunia, 24% of respondents stated that dyspareunia was “frequent” or “constant,” 47% reported that they had less frequent intercourse because of dyspareunia, and 33% reported that their dyspareunia had an adverse effect on their relationship with a sexual partner.

Clinical Trial Status

An unpublished clinical study by Dr. Joel M.H. Teichman and Dr. Blayne Welk demonstrates that administration of URG101 relieves symptoms of dyspareunia in women suffering from the disorder. Dr. Teichman and Dr. Welk, each of Vancouver, Canada, studied twelve PSB/IC patients that were sexually active, diagnosed with dyspareunia and treated with an intravesical therapeutic solution. The patients were treated with intravesical instillations three times per week for three weeks, and re-evaluated three weeks later. Eleven of the twelve patients reported improvements of greater than 50%. Eight patients reported no dyspareunia after instillations. Drs. Teichman and Welk concluded intravesical therapeutic solution provides relief of voiding symptoms, pain, and dyspareunia in PSB/IC patients. Based on these anecdotal results, we are collaborating with a leading academic center to explore the potential of URG101 to effectively treat women diagnosed with dyspareunia.

We plan to initiate a double-blind placebo-controlled study to evaluate the safety and efficacy of intravesical alkalinized lidocaine-heparin for dyspareunia. Following the completion of this study, we will publish the results in a peer reviewed urology journal.

Competitive Landscape

There are no approved medications that treat dyspareunia. Personal lubricants and medications that increase blood flow (e.g. sildenafil - Viagra® or alprostadil - Muse®) or relax muscles have been demonstrated to be helpful in some cases. We believe that URG101 represents a significant potential opportunity for the treatment of female sexual dysfunction due to dyspareunia.

URG301 and URG302

Market Opportunity for Treatment of Overactive Bladder (OAB)

According to an article published by the Mayo Foundation for Medical Education and Research, overactive bladder is a fairly common malady as approximately 17 million individuals in the United States and more than 100 million worldwide are afflicted. Importantly, the condition worsens as people age.

Although not life-threatening, for the individual overactive bladder is inconvenient, potentially embarrassing, and may disrupt sleep; while significantly impacting quality of life. Frequently these individuals are afraid to leave their home, or are unable to participate in a lengthy meeting, dinner, or social event. Unfortunately, many of these people hesitate to seek treatment because they think their symptoms are a normal part of aging. This mindset is incorrect as overactive bladder is not normal, is treatable, and treatment can significantly ease symptoms and improve quality of life.

Patient compliance studies report that more than half of patients taking an oral OAB drug stop taking it within six months of initiation of therapy. Such studies also report that only 10 to 20 percent of people remain on an oral OAB medicine six to 12 months after initiating treatment. About a third to one-half of those who discontinue their drug therapy do so due to side effects, they simply can not tolerate the drug or do not find the minimal benefit they receive to outweigh the negative effects of the drug.

Manufacturers of these overactive bladder therapies have expended significant research energy and money in their efforts to reduce side effects to increase patients’ adherence to treatment. However, some physicians, experts and healthcare providers do not believe that the marginal benefits of these oral agents outweigh the significant side effects endured by patients prescribed such drugs.

Importantly, given these efficacy and side effect limitations, the overactive bladder market has experienced significant and constant double digit annual growth. According to sales data provided by the four largest U.S. pharmaceutical companies in their annual reports, we estimate that in the five year period 2000 through 2004 sales of OAB drugs in the United States grew from $636 million to more than $1.3 billion, and year over year percentage increases for this five year period were 40%, 25%, 18%, and 13%, respectively.

Product Development

We are developing an IND to initiate an exploratory study to evaluate the safety and efficacy of an intraurethral suppository to treat the symptoms of acute urinary urgency associated with overactive bladder. The study will enroll subjects randomized to drug vs. placebo in a 1:1 ratio. The study will involve a clinically relevant treatment phase to evaluate the safety and efficacy of URG301 and URG302 for the treatment of urgency associated with overactive bladder.

Commercialization Plan

We will commercialize URG301 and URG302 in the United States by conducting a situational analysis of the United States; developing an appropriate product strategy; and then, creating and implementing a launch plan that incorporates the 75 to 100 member sales organization that we are planning to establish for the launch of URG101. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG301 and URG302 are adequately promoted to the entire U.S. healthcare community.

In all countries outside the United States, Urigen will either assign licensing rights to or establish Supply and Distribution Agreements with interested parties. Discussions to acquire such rights will be scheduled with interested pharmaceutical companies who have a strategic interest in Incontinence and Overactive Bladder, and have the requisite infrastructure and resources to successfully commercialize URG301 and URG302.

Competitive Landscape

Approved prescription drugs used to treat overactive bladder are not optimally effective and have side effects that can limit their use. These approved drugs—oxybutynin (Ditropan®, Ditropan XL® and Oxytrol®, a skin patch); tolterodine (Detrol®, Detrol LA®); trospium (Sanctura®); solifenacin (Vesicare®); and darifenacin (Enablex®)—demonstrate remarkably similar efficacy.

However, they do differ in the side effects they cause and their cost. Side effects include dry mouth, constipation, and mental confusion. In clinical studies, Ditropan XL, Detrol LA, Oxytrol, Sanctura, Vesicare, and Enablex have caused fewer side effects than the short acting dosage forms of oxybutynin (Ditropan) and tolterodine (Detrol).

Oxybutynin has been available since 1976 and tolterodine since 1998. The short-acting form of oxybutynin is available as a less expensive generic drug while the extended-release formulations of both oxybutynin and tolterodine are available, but not as generics. An oxybutynin patch (Oxytrol) was launched in 2003 while solifenacin and darifenacin were introduced in 2004.

Retail prices for these products vary considerably and are tied directly to the number of pills taken per day and whether or not the product is available generically. The least expensive is generic oxybutynin 5mg with an average monthly cost of $20 compared to Ditropan 5mg at $79 and Ditropan XL 5mg costing $122 per month on average. The average monthly cost for Detrol is $138; Detrol LA $119; Sanctura $116; Vesicare $121; and Enablex $116. (Prices from May 2006 Wolters Kluwer Health, Pharmaceutical Audit Suite)

URG301

Market Opportunity for Treatment of Acute Urethral Discomfort (AUD)

Medical procedures involving instrument insertion into the male or female urethra can be a painful experience for many patients. Nevertheless, cystoscopy and catheterization are common medical procedures performed in a variety of medical specialties on an outpatient basis to examine the urinary tract and the bladder for polyps, strictures, abnormal growths and other problems.

Product Development

We are considering developing a urethral suppository that contains lidocaine in a generally recognized as safe, or GRAS, approved carrier base. Upon insertion, the suppository would melt promptly and distribute the drug to the urethral tissue achieving a rapid anesthetic effect.

As all of the components of the suppository are already approved by global regulatory authorities, such as the FDA and the European Medicines Agency, or EMEA, our development timelines for URG301 could be streamlined since both active drug and inactive components that have all been previously used in humans. However, this suppository will be considered a new product and will require a full review by the FDA and EMEA. Additionally, the single, acute use nature of these clinical trials portends an efficient and timely development plan as clinical trial costs for long, multi-dose studies are significantly higher than short, single-dose trials like the AUD clinical development program. For both AUD and urethritis URG301 programs, we are evaluating a clinical development route that may only require equivalent lidocaine serum levels to the approved product lidocaine jelly. If this development program is possible, then clinical trial requirements for these indications will be reduced.

Commercialization Plan

URG301 will be commercialized using the sales, marketing and distribution infrastructure established for URG101.

Competitive Landscape

The standard of care for Acute Urethral Discomfort ranges from no treatment, instrument lubrication and administration of lidocaine hydrochloride jelly (Xylocaine®) as a local anesthetic. Only lidocaine jelly is approved for surface anesthesia and lubrication of the male and female urethra during cystoscopy, catheterization and other endourethral operations. In males, 20 ml. of 2% lidocaine jelly is administered to the urethra and a penile clamp is then applied to the corona for several minutes to hold the product in the urethra. The shorter female urethra is filled with lidocaine; however, anecdotal clinical data suggests that the product often spills out of the urethra or into the bladder limiting its effect. Each application requires a separate tube of lidocaine jelly that costs approximately $20.

Based on unpublished clinical experience, we believe that URG301 would deliver a more robust and predictable therapeutic effect in comparison to lidocaine jelly. The clinical experience was provided by Kalium, Inc., from which we licensed the product, and involved subjects who were offered the suppository instead of lidocaine jelly prior to catheterization. This work was not performed under a formal clinical trial. URG301 could be commercialized using the sales, marketing and distribution infrastructure established for URG101. We also believe that URG301 can be marketed at a price competitive with lidocaine jelly.

URG301

Market Opportunity for Treatment of Urethritis

A significant percentage of patients with PBS have a substantial urethral component to their disease. The severity of urethral pain and discomfort may compromise the administration of intravesical therapies. To overcome this problem, we intend to evaluate potential development of a urethral suppository to resolve this pain and discomfort.

Preliminary work, by Kalium, Inc., from which we licensed the product, has been conducted to test a variety of GRAS approved carriers and therapeutic agents as well as to optimize melt times for the suppository. Additionally, patients with urethritis were offered the use of a suppository that contained lidocaine and heparin for the treatment of their symptoms of urethral pain and inflammation. An optimized formulation has been tested in an open-label clinical trial. This study was undertaken to determine the proportion of urethral symptoms by 50% or more in patients with urethritis. Results were evaluated 15 minutes after administration of the suppository using the PORIS scale. The result of this pilot Phase II (open label) study in approximately 30 patients demonstrated a 50% or greater improvement in 83% of patients experiencing pain and 84% of patients experiencing urgency related to urethritis following a single treatment. Importantly, 50% of patients had complete resolution of pain and 63% had complete resolution of urgency. Duration of relief following a single treatment was greater than 12 hours in approximately 30% of subjects. This testing was not performed as a formal clinical trial, but under physician care and information provided to us from Kalium, Inc. Clinical development for urethritis will be similar to AUD as lidocaine jelly is also approved for urethritis.

The licensed patents cover a range of active ingredients that can be formulated in the suppository to create a desired therapeutic effect. Such agent may include antibiotics, antimicrobials, antifungals, analgesics, anesthetics, steroidal anti-inflammatories, non-steroidal anti-inflammatories, mucous production inhibitors, hormones and antispasmodics.

CORPORATE COLLABORATIONS

We have retained Navigant Consulting, Inc. to serve as our marketing group. Initially, pursuant to the terms of the agreement, Navigant has conducted a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addresses key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $25,000 had been paid through June 30, 2007 and $50,000 was paid in August 2007 with the balance of $50,000 being paid in monthly installments of $5,000. Then, as appropriate, Navigant will create and implement a commercialization plan specific for us in the United States. The estimated project cost of this second phase is approximately $2.6 million. Pursuant to the terms of the agreement, Navigant will bill us monthly for all professional services at established hourly rates, which range from $150 to $350 per hour, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. Navigant may terminate the agreement if payment of fees is not made within 60 days of the invoice date. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A.  entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego, or UCSD, for certain patent rights.   In exchange for this license, Urigen issued 818,646 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of June 30, 2006, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0 % of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

Pursuant to our license agreement with Kalium, Inc., made as of May 12, 2006, we and our affiliates have an exclusive license to the patent rights and technologies, and the right to sublicense to third parties. As partial consideration for the rights under the license agreement and as a license fee, Urigen N.A., Inc. was required to issue 720,000 shares of our common stock. We are required to pay royalties ranging from 2.0% to 4.5% of net sales, and milestone payments of up to $437,500 upon the occurrence of certain events related to FDA approval, and any applicable sublicense payments in an amount equal to 22.5% of fees received for any sublicense. Pursuant to the terms of the license agreement, we must indemnify Kalium against any and all liabilities or damages arising out of the development or use of the licensed products or technology, the use by third parties of licensed products or technology, or any representations or warranty by us. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may settle claims in our sole discretion; provided, however, that Kalium must cooperate with us. The term of the license agreement ends on the earlier of the expiration date of the last to expire of any patent or the tenth anniversary of the first commercial sale. The license agreement may be terminated by either party if the other party fails to substantially perform or otherwise materially breaches any material terms or covenants of the agreement, and such failure or breach is not cured within 30 days of notice thereof. In addition, Kalium may terminate the agreement or convert the license to non-exclusive rights if we fail to meet certain milestones.

We also have a consulting agreement with Dennis Giesing, PhD, dated as of December 11, 2006, pursuant to which Dr. Giesing agreed to perform such services as the director of product development for one full day per calendar week relating to the design, structuring, monitoring and conduct of certain clinical trials. The term of the agreement is one year, with automatic renewal on each anniversary unless either party gives notice of its intention not to renew. For the term of the consulting agreement, Dr. Giesing is entitled to receive a fee of $4,000 per month and received an initial issuance of 19,200 shares of Urigen N.A. Series B preferred stock, which shares vest in twelve equal monthly installments from the date of issuance, and are subject to repurchase by us upon the termination of the consulting relationship.

In countries outside of the United States, we anticipate we will either assign licensing rights to or establish supply and distribution agreements with interested parties. Initial discussions to acquire such rights have begun with interested parties who have a strategic interest in urology and CPP and have the requisite infrastructure and resources to successfully commercialize URG101.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organization, or CROs that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions.

Third parties that we use, and have used in the past, to conduct clinical trials include Clinimetrics Research Canada, Inc. and Cardinal Health PTS, LLC. We have a Master Clinical Services Agreement with Clinimetrics Research, made as of October 4, 2005, which provides that from time to time we may engage Clinimetrics Research for research and clinical services. All services provided by Clinimetrics Research are pursuant to a work order on a per project basis, which work order sets out the description of the services, the fee and payments schedule for the services, a description of the deliverables to be provided by Clinimetrics Research, the materials to be provided by each party and a timeline for the project. There is no limit to the number of work orders that may be submitted pursuant to the agreement. Unless otherwise provided in the work order, invoices are submitted by Clinimetrics Research to us on a monthly basis, and payments must be made within 30 days of receipt of an invoice. The term of the agreement is three years, unless sooner terminated. A work order or the agreement may be terminated by us at any time upon prior written notice, by either party upon a material breach by the other party, which breach remains uncured for 30 days, by either party in the event of bankruptcy or insolvency of the party, and by us if the parties are unable to agree on a substitute project manager.

We received a quotation for services from Cardinal Health, dated July 22, 2005, pursuant to which Cardinal Health agreed to perform formulation development activities and stability testing. Pursuant to the terms of the agreement, the estimated time period for the development activities was two to three months. The quotation contained estimated costs for the services and activities to be performed by Cardinal Health. Only a small portion of the quotation was completed by Cardinal Health on our behalf.

We intend to continue to rely on third parties to conduct clinical trials of its product candidates and to use different toxicology facilities and CROs for all of our pre-clinical and clinical studies.

INTELLECTUAL PROPERTY

We have multiple intellectual property filings around our products. In general, we plan to file for broad patent protection in all markets where we intend to commercialize our products. Typically, we will file our patents first in the United States or Canada and expand the applications internationally under the Patent Cooperation Treaty, or PCT.

Currently, we own or have licensed two (2) issued patents and three (3) patent applications. Based on these filings, we anticipate that our lead product URG101, may be protected until at least 2025 and our URG300 urethral suppository platform will be protected until at least 2018 and potentially beyond 2025.

Summary of our Patents and Patent Applications:

•
We have licensed U.S. Patent Application 60/540186 entitled “Novel Interstitial Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis” from the University of California, San Diego. The application claim treatment formulations and methods for reducing the symptoms of urinary frequency, urgency and/or pelvic pain, including interstitial cystitis. We have received a favorable international search report from the United States Patent and Trademark Office and are optimistic that patents covering the claims for our products will be issued in due course.

•
We have filed PCT Application PCT/US2006/019745 entitled “Kits and Improved Compositions for Treating Lower Urinary Tract Disorders: Formulations for Treating Lower Urinary Tract Symptoms: which is directed to superior buffered formulations and kits for treating lower urinary tract symptoms and disorders.

•
We have licensed U.S. Patent Application Serial No. 11/475809, entitled “Transluminal Drug Delivery Methods and Devices” from Kalium, Inc. The application is directed to a urethral suppository that includes a carrier base, an anesthetic, a buffering agent, and, optionally a polysaccharide.

•
We have licensed U.S. Patent No. 6,464,670 entitled “Method of Delivering Therapeutic Agents to the Urethra and an Urethral Suppository” from Kalium, Inc. The patent describes a meltable suppository having a “baseball bat” shape for the administration of therapeutic agents to the urethra. This shape is suited for the female urethra.

•
We have licensed U.S. Patent No. 7,267,670 entitled “Reinforced Urethral Suppository” from Kalium, Inc. This application covers the mechanical structure of a reinforced suppository that can be used to deliver a range of therapeutic agents to the urethra.

Our failure to obtain patent protection or otherwise protect our proprietary technology or proposed products may have a material adverse effect on our competitive position and business prospects. The patent application process takes several years and entails considerable expense. There is no assurance that additional patents will issue from these applications or, if patents do issue, that the claims allowed will be sufficient to protect our technology.

The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable. We cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with ours. We are aware of patent applications filed and patents issued to third parties relating to urological drugs, urological delivery technologies and urological therapeutics, and there can be no assurance that any patent applications or patents will not have a material adverse effect on potential products we or our corporate partners are developing or may seek to develop in the future.

Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned or licensed by us, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that we are infringing such third party’s patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that we would prevail in any such litigation or that we would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to us even if the outcome is favorable to us. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to our trade secrets or disclose such technology to the public or that we can maintain and protect unpatented proprietary technology. We typically require our employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that our trade secrets will not otherwise become known or be discovered independently by its competitors.

GOVERNMENT REGULATION

The production and marketing of any of our potential products will be subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration, or FDA. We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our potential products as drugs. Drugs are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of drug products. At the FDA, the Center for Drug Evaluation and Research is responsible for the regulation of drug products.

The necessary steps to take before a new drug may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an IND application for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving drug therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a new drug application or NDA; and (vi) FDA approval of the new drug application prior to any commercial sale or shipment of the drug.

Facilities used for the manufacture of drugs are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s Good Manufacturing Practice, or GMP, regulations. Manufacturers of drugs also must comply with the FDA’s general drug product standards and may also be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against us or our corporate partners.

Clinical trials are conducted in three sequential phases, but the phases may overlap. In Phase I (the initial introduction of the product into human subjects or patients), the drug is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves studies in a limited patient population to (i) determine the efficacy of the potential product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage, and (iii) further identify possible adverse effects and safety risks. If a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and test for safety within a broader patient population at geographically dispersed clinical sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our or our corporate partners’ potential products subject to such testing. In addition, after marketing approval is granted, the FDA may require post-marketing clinical studies that typically entail extensive patient monitoring and may result in restricted marketing of the product for an extended period of time.

The results of product development, preclinical animal studies, and human studies are submitted to the FDA as part of the NDA. The NDA must also contain extensive manufacturing information, and each manufacturing facility must be inspected and approved by the FDA before the NDA will be approved. Similar regulatory approval requirements exist for the marketing of drug products outside the United States (e.g., Europe and Japan). The testing and approval process is likely to require substantial time, effort and financial and human resources, and there can be no assurance that any approval will be granted on a timely basis, if at all, or that any potential product developed by us and/or our corporate partners will prove safe and effective in clinical trials or will meet all the applicable regulatory requirements necessary to receive marketing approval from the FDA or the comparable regulatory body of other countries. Data obtained from preclinical studies and clinical trials are subject to interpretations that could delay, limit or prevent regulatory approval. The FDA may deny the NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marketing testing and surveillance to monitor the safety or efficacy of a product. Moreover, if regulatory approval of a biological product candidate is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Among the conditions for NDA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to the appropriate GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, financial resources and effort in the area of production and quality control to ensure full compliance.

For clinical investigation and marketing outside the United States, we and our corporate partners may be subject to FDA as well as regulatory requirements of other countries. The FDA regulates the export of drug products, whether for clinical investigation or commercial sale. In Europe, the approval process for the commencement of clinical trials varies from country to country. The regulatory approval process in other countries includes requirements similar to those associated with FDA approval set forth above. Approval by the FDA does not ensure approval by the regulatory authorities of other countries.

We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials, chemicals and radioactive materials and waste products. Although we believe that its safety procedures for handling and disposing of such materials comply and will continue to comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Although we believe that we are is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that any of our operations, business or assets will not be materially adversely affected by current or future environmental laws or regulations.

GENERAL COMPETITION WITHIN THE UROLOGICAL THERAPEUTIC INDUSTRY

Competition in the pharmaceutical industry is intense and is characterized by extensive research efforts and rapid technological progress. Several pharmaceutical companies are also actively engaged in the development of therapies for the treatment of PBS and overactive bladder.  Such competitors may develop safer, more effective or less costly urological therapeutics. Moreover, we face competition from such companies, in establishing corporate collaborations with pharmaceutical and biotechnology companies, relationships with academic and research institutions and in negotiating licenses to proprietary technology, including intellectual property.

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than us. There is no assurance that research and development by such competitors will not render our potential products and technologies, or the potential products and technologies developed by its corporate partners, obsolete or non-competitive, or that any potential product and technologies us or our corporate partners develop would be preferred to any existing or newly developed products and technologies. In addition, there is no assurance that competitors will not develop safer, more effective or less costly PBS therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than us or our corporate partners, any of which could have a material adverse effect on our business, financial condition or results of operations.

PRODUCT LIABILITY INSURANCE

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently have only limited product liability insurance, and there can be no assurance that we will be able to maintain existing or obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business. A product liability claim brought against us in excess of our insurance coverage, if any, could have a material adverse effect upon our business, financial condition and results of operations.

EMPLOYEES

As of June 30, 2007, we had three full-time employees, including one who holds a doctoral degree.  These employees are engaged in finance and administrative activities.

We currently employ five individuals full-time, including two who hold doctoral degrees. Current employees are engaged in product development, marketing, finance and administrative activities, including assessing strategic opportunities that may be available to us. Our employees are not represented by a collective bargaining agreement. We believe our relationships with our employees are good.

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

We have received a report from Burr, Pilger & Mayer LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2007, which included an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern.

In connection with the audit of our June 30, 2007 financial statements our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting.

We have been informed that during the course of our audit that our independent registered public accounting firm concluded that our internal controls over financial reporting suffer from certain “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board and the American Institute of Certified Public Accountants. We intend to commence a process of developing, adopting and implementing policies and procedures to address such material weaknesses that are consistent with those of small, public companies. However, that process may be time consuming and costly and there is no assurance as to when we will effectively address such material weaknesses.

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $6.1 million, $15.6 million and $11.3 million, for our fiscal years ended June 30, 2007, 2006 and 2005, respectively. As of June 30, 2007, we had an accumulated deficit totaling approximately $243.7 million. Our products are in the development stage and, accordingly, our business operations are subject to all of the risks inherent in the establishment and maintenance of a developing business enterprise, such as those related to competition and viable operations management.  We have not generated revenues from the commercialization of any products. Our net operating losses over the near-term and the next several years are expected to continue as a result of the further clinical trial activity and preparation for regulatory submission necessary to support regulatory approval of our products. Costs associated with Phase III clinical trials are generally substantially greater than Phase II clinical trials, as the number of clinical sites and patients required is much larger.

There can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis. We expect to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to expanded research, development, and clinical trial activities.

Our potential products and technologies are in early stages of development.

The development of new pharmaceutical products is a highly risky undertaking, and there can be no assurance that any future research and development efforts we might undertake will be successful. All of our potential products will require extensive additional research and development prior to any commercial introduction. There can be no assurance that any future research and development and clinical trial efforts will result in viable products.

We do not yet have the required clinical data and results to successfully market our forerunner product, URG101, or any other potential product in any jurisdiction, and future clinical or preclinical results may be negative or insufficient to allow us to successfully market any of our product candidates. Obtaining needed data and results may take longer than planned or may not be obtained at all.

Our primary product candidate did not meet its primary endpoint in a Phase II clinical study; therefore we are dependent upon incorporating appropriate protocol changes to the product candidate in order to achieve positive results in subsequent trials.

URG101 is our patent-protected product, targeting PBS. We have recently completed a multi-center, randomized, double-blind and placebo-controlled Phase IIb study in 90 patients. On October 30, 2006, Urigen N.A. announced that URG101 did not meet the primary endpoint in a Phase II clinical trial in PBS. We announced that the primary endpoint in this study was improvement in pain and urgency at the end of the study as monitored by the Patient Overall Rating of Improvement of Symptoms questionnaire, a measurement tool used in clinical trials of chronic pelvic pain. In this study, the difference between the URG101 treatment group and the placebo group did not achieve statistical significance for the primary endpoint of the study.

We believe the overall results of the clinical trial may have been compromised by issues relating to patient selection. Furthermore, we believe that incorporation of appropriate protocol changes may allow us to achieve positive results in subsequent trials. Other exploratory endpoints were either statistically significant or trended in that direction, such as improvement in urgency with one treatment and a trend toward improvement in bladder pain with one treatment. In addition, we have identified important and significant changes to the study treatment protocol, such as requiring minimum pain and urgency scores upon entry that will be incorporated and tested in a single dose, placebo-controlled cross-over pharmacodynamic study. This pharmacodynamic study is planned to be completed as the next clinical step in the development of URG101; however, there can be no assurance that we will be able to achieve the primary endpoint in this study or that URG101 will otherwise be successfully developed into a commercial product.

We are subject to substantial government regulation, which could materially adversely affect our business.

The production and marketing of our potential products and our ongoing research and development, pre-clinical testing and clinical trial activities are currently subject to extensive regulation and review by numerous governmental authorities in the United States and will face similar regulation and review for overseas approval and sales from governmental authorities outside of the United States. All of the products we are currently developing must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring our potential products to market, and we cannot guarantee that any of our potential products will be approved. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of products for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our business partners do not comply with applicable regulatory requirements, such violations could result in non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Withdrawal or rejection of FDA or other government entity approval of our potential products may also adversely affect our business. Such rejection may be encountered due to, among other reasons, lack of efficacy during clinical trials, unforeseen safety issues, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad. In the United States, there is stringent FDA oversight in product clearance and enforcement activities, causing medical product development to experience longer approval cycles, greater risk and uncertainty, and higher expenses. Internationally, there is a risk that we may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted, or may prevent us from broadening the uses of our current potential products for different applications. In addition, we may not receive FDA approval to export our potential products in the future, and countries to which potential products are to be exported may not approve them for import.

Manufacturing facilities for our products will also be subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will continue to be strictly scrutinized. To the extent we decide to manufacture our own products, a governmental authority may challenge our compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with one of our potential products or facilities may result in restrictions on the potential product or the facility. If we decide to outsource the commercial production of our products, any challenge by a regulatory authority of the compliance of the manufacturer could hinder our ability to bring our products to market.

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical products. It is possible that the FDA or other governmental authorities will issue additional regulations which would further reduce or restrict the sales of our potential products. Any change in legislation or regulations that govern the review and approval process relating to our potential and future products could make it more difficult and costly to obtain approval for these products.

We rely on third parties to assist us in conducting clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organization, or CROs that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions.

Third parties that we use, and have used in the past, to conduct clinical trials include Clinimetrics Research Canada, Inc. and Cardinal Health PTS, LLC. We intend to continue to rely on third parties to conduct clinical trials of our product candidates and to use different toxicology facilities and CROs for all of our pre-clinical and clinical studies.

Our reliance on these third parties for development activities reduces our control over these activities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third-party contractors we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial. Accordingly, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates.

Delays in the commencement or completion of clinical testing of our product candidates could result in increased costs to us and delay our ability to generate significant revenues.

Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	obtaining regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

•	obtaining sufficient quantities of clinical trial materials for any or all product candidates;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

•	recruiting participants for a clinical trial.

In addition, once a clinical trial has begun, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements;

•	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold; or

•	lack of adequate funding to continue the clinical trial.

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target population, the nature of the trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing trials. Delays in enrollment can result in increased costs and longer development times. Our failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of participants than it may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

Furthermore, enrolled participants may drop out of clinical trials, which could impair the validity or statistical significance of the clinical trials. A number of factors can influence the discontinuation rate, including, but not limited to: the inclusion of a placebo in a trial; possible lack of effect of the product candidate being tested at one or more of the dose levels being tested; adverse side effects experienced, whether or not related to the product candidate; and the availability of numerous alternative treatment options that may induce participants to discontinue from the trial.

The Company, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time if we or they believe the participants in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience.

If we are successful in achieving regulatory approval and developing the markets for our potential products, we would have to arrange for its scaled-up manufacture of our products. At the present time, we have not arranged for the large-scale manufacture of our products. There can be no assurance that we will, on a timely basis, be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. We believe one or more contractors will be able to manufacture our products for initial commercialization if the products obtain FDA and other regulatory approvals. Potential difficulties in manufacturing our products, including scale-up, recalls or safety alerts, could have a material adverse effect on our business, financial condition, and results of operations.

Our products can only be manufactured in a facility that has undergone a satisfactory inspection by the FDA and other relevant regulatory authorities. For these reasons, we may not be able to replace manufacturing capacity for our products quickly if we or our contract manufacturer(s) are unable to use manufacturing facilities as a result of a fire, natural disaster (including an earthquake), equipment failure, or other difficulty, or if such facilities were deemed not in compliance with the regulatory requirements and such non-compliance could not be rapidly rectified. An inability or reduced capacity to manufacture our products would have a material adverse effect on our business, financial condition, and results of operations.

We expect to enter into definitive and perhaps additional arrangements with contract manufacturing companies in order to secure the production of our products or to attempt to improve manufacturing costs and efficiencies. If we are unable to enter into definitive agreements for manufacturing services and encounters delays or difficulties in finalizing or otherwise establishing relationships with manufacturers to produce, package, and distribute our products, then market introduction and subsequent sales of such products would be adversely affected.

If we fail to obtain acceptable prices or appropriate reimbursement for our products, our ability to successfully commercialize our products will be impaired.

Government and insurance reimbursements for healthcare expenditures play an important role for all healthcare providers, including physicians and pharmaceutical companies such as ours, which plan to offer various products in the United States and other countries in the future. Our ability to earn sufficient returns on our potential products will depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health coverage insurers, managed care organizations, and other organizations. In the United States, our ability to have our products eligible for Medicare, Medicaid or private insurance reimbursement will be an important factor in determining the ultimate success of our products. If, for any reason, Medicare, Medicaid or the insurance companies decline to provide reimbursement for our products, our ability to commercialize our products would be adversely affected. There can be no assurance that our potential drug products will be eligible for reimbursement.

There has been a trend toward declining government and private insurance expenditures for many healthcare items. Third-party payors are increasingly challenging the price of medical and pharmaceutical products.

If purchasers or users of our products and related treatments are not able to obtain appropriate reimbursement for the cost of using such products, they may forgo or reduce such use. Even if our products are approved for reimbursement by Medicare, Medicaid and private insurers, of which there can be no assurance, the amount of reimbursement may be reduced at times, or even eliminated. This would have a material adverse effect on our business, financial condition and results of operations.

Significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products, and there can be no assurance that adequate third-party coverage will be available.

We have limited sales, marketing and distribution experience.

We have very limited experience in the sales, marketing, and distribution of pharmaceutical products. There can be no assurance that we will be able to establish sales, marketing, and distribution capabilities or make arrangements with our current collaborators or others to perform such activities or that such effort will be successful. If we decide to market any of our products directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales, marketing and distribution infrastructure would require substantial resources, which may not be available to us or, even if available, divert the attention of our management and key personnel, and have a negative impact on further product development efforts.

We intend to seek additional collaborative arrangements to develop and commercialize our products. These collaborations, if secured, may not be successful.

We intend to seek additional collaborative arrangements to develop and commercialize some of our potential products, including URG101 in North America and Europe. There can be no assurance that we will be able to negotiate collaborative arrangements on favorable terms or at all or that our current or future collaborative arrangements will be successful.

Our strategy for the future research, development, and commercialization of our products is based on entering into various arrangements with corporate collaborators, licensors, licensees, health care institutions and principal investigators and others, and our commercial success is dependent upon these outside parties performing their respective contractual obligations responsibly and with integrity. The amount and timing of resources such third parties will devote to these activities may not be within our control. There can be no assurance that such parties will perform their obligations as expected. There can be no assurance that our collaborators will devote adequate resources to our products.

If our product candidates do not gain market acceptance, we may be unable to generate significant revenues.

Even if our products are approved for sale, they may not be successful in the marketplace. Market acceptance of any of our products will depend on a number of factors, including demonstration of clinical effectiveness and safety; the potential advantages of our products over alternative treatments; the availability of acceptable pricing and adequate third-party reimbursement; and the effectiveness of marketing and distribution methods for the products. If our products do not gain market acceptance among physicians, patients, and others in the medical community, our ability to generate significant revenues from our products would be limited.

If we are not successful in acquiring or licensing additional product candidates on acceptable terms, if at all, our business may be adversely affected.

As part of our strategy, we may acquire or license additional product candidates for treatment of urinary tract disorders. We may not be able to identify promising urinary tract product candidates. Even if we are successful in identifying promising product candidates, we may not be able to reach an agreement for the acquisition or license of the product candidates with their owners on acceptable terms or at all.

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on URG101, URG301 and URG302 sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process. Other companies, including those with substantially greater resources, may compete with us for the in-licensing or acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates, we may be reliant solely on URG101, URG301 and URG302 sales for revenue. As a result, our ability to grow our business or increase our profits could be severely limited.

If our efforts to develop new product candidates do not succeed, and product candidates that we recommend for clinical development do not actually begin clinical trials, our business will suffer.

We intend to use our proprietary licenses and expertise in urethral tract disorders to develop and commercialize new products for the treatment and prevention of urological disorders. Once recommended for development, a candidate undergoes drug substance scale up, preclinical testing, including toxicology tests, and formulation development. If this work is successful, an IND, would need to be prepared, filed, and approved by the FDA and the product candidate would then be ready for human clinical testing.

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. In addition, product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit was achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. To date, our development efforts have been focused on URG101 for PBS. While we have experience in developing urethral suppositories, our development efforts for URG301 and URG302 have just begun. There can be no assurance that we will be successful with the limited knowledge and resources we have available at the present time.

All of our product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is effective for URG101 for the treatment of chronic pelvic pain, which is currently in Phase II clinical trial; however, an IND has not been filed for URG301 or URG302. Typically, the regulatory approval process is extremely expensive, takes many years to complete and the timing or likelihood of any approval cannot be accurately predicted.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trails for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trails. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trails. We cannot assure you that the data collected from the preclinical studies and clinical trails of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an institutional review board or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

•	changes to the regulatory approval process for product candidates in those jurisdictions, including the United States, in which we may be seeking approval for our product candidates;

•	a product candidate may not be deemed to be safe or effective;

•	the ability of the regulatory agency to provide timely responses as a result of its resource constraints;

•	the manufacturing processes or facilities may not meet the applicable requirements; and

•	changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

Any delay in, or failure to receive, approval for any of our product candidates or the failure to maintain regulatory approval could prevent us from growing our revenues or achieving profitability.

Our potential international business would expose us to a number of risks.

We anticipate that a substantial amount of future sales of our potential products will be derived from international markets. Accordingly, any failure to achieve substantial foreign sales could have a material adverse effect on our overall sales and profitability. Depreciation or devaluation of the local currencies of countries where we sell our products may result in these products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results. Our ability to engage in non-United States operations and the financial results associated with any such operations also may be significantly affected by other factors, including:

•	foreign government regulatory authorities;

•	product liability, intellectual property and other claims;

•	export license requirements;

•	political or economic instability in our target markets;

•	trade restrictions;

•	changes in tax laws and tariffs;

•	managing foreign distributors and manufacturers;

•	managing foreign branch offices and staffing; and

•	competition.

If these risks actually materialize, our anticipated sales to international customers may decrease or not be realized at all.

Competition in our target markets is intense, and developments by other companies could render our product candidates obsolete.

The pharmaceutical industry is not a static environment, and market share can change rapidly if competing products are introduced. While we believe we are in the process of developing products unique in the delivery and application for treatment of urological maladies, we face competition from Ortho-McNeil, Inc., BioNiche, Inc., Plethora Solutions Ltd., and SJ Pharmaceuticals, Inc., among others, who have either already developed or are in the process of developing products similar to ours. Further, there can be no assurance that we can avoid intense competition from other medical technology companies, pharmaceutical or biotechnology companies, universities, government agencies, or research organizations that might decide to develop products similar to ours. Many of these existing and potential competitors have substantially greater financial and/or other resources. Our competitors may succeed in developing technologies and products that are more effective or cheaper to use than any that we may develop. These developments could render our products obsolete and uncompetitive, which would have a material adverse effect on our business, financial condition and results of operations.

If we suffer negative publicity concerning the safety of our products in development, our sales may be harmed and we may be forced to withdraw such products.

If concerns should arise about the safety of our products once developed and marketed, regardless of whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research, such concerns could adversely affect the market for these products. Similarly, negative publicity could result in an increased number of product liability claims, whether or not these claims are supported by applicable law.

Adverse events in the field of drug therapies may negatively impact regulatory approval or public perception of our potential products and technologies.

The FDA may become more restrictive regarding the conduct of clinical trials including urological and other therapies. This approach by the FDA could lead to delays in the timelines for regulatory review, as well as potential delays in the conduct of clinical trials. In addition, negative publicity may affect patients’ willingness to participate in clinical trials. If fewer patients are willing to participate in clinical trials, the timelines for recruiting patients and conducting such trials will be delayed.

If our intellectual property rights do not adequately protect our products, others could compete against us more directly, which would hurt our profitability.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or licenses from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide sufficient protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products.

Any future commercial success by the Company depends significantly on our ability to operate without infringing on the patents and other proprietary rights of others. However, regardless of the Company’s intent, our potential products may infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation and may be prevented from pursuing product development or commercialization of our potential products or selling our products.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management, and could result in significant monetary or equitable judgments against us. For example, lawsuits by employees, patients, customers, licensors, licensees, suppliers, distributors, stockholders, or competitors could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure that we will always be able to resolve such disputes out of court or on terms favorable to us.

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

If we fail to attract and keep key management and scientific personnel, we may be unable to develop or commercialize our product candidates successfully.

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management, including William J. Garner, Chief Executive Officer, Martin E. Shmagin, Chief Financial Officer, and Terry M. Nida, Chief Operating Officer, could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms contained in their employment offer letters.

Competition for qualified personnel in the biotechnology field is intense. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

We have established a scientific advisory board consisting of C. Lowell Parsons, M.D. who is Chairman and Professor of the Department of Urology at the University of California, San Diego and S. Grant Mulholland, M.D. who is Chair Emeritus of Urology at Jefferson Medical College of Thomas Jefferson University.  These members assist us in formulating research and development strategies. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. The failure of our scientific advisors to devote sufficient time and resources to our programs could harm our business. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with our products.

If our primary product candidate, URG101, or any of our other product candidates, cannot be shown to be safe and effective in clinical trials, are not approvable or not commercially successful, then the benefits of the Merger may not be realized. Our Phase IIb clinical trial of URG101 did not meet its primary endpoint. We cannot guarantee that URG101, or any other of our product candidates, will be successful in any future clinical trials and any future clinical trial of URG101, or any other of our product candidate, would require substantial additional capital, which may not be available on commercially reasonable terms, or at all.

Following the Merger, our primary product candidate is URG101. URG101 and our other product candidates are subject to all of the risks attendant to any drug and biologic product candidate. For instance, any of our product candidates must be rigorously tested in clinical trials, and shown to be safe and effective before the FDA, or its foreign counterparts, will consider them for approval. Failure to demonstrate that our product candidates, especially URG101, are safe and effective, or significant delays in demonstrating safety and efficacy, would diminish the anticipated benefits of the Merger. Moreover, once approved for sale, if ever, any product must be successfully commercialized. Failure to successfully commercialize one or more of our current product candidates would also diminish the anticipated benefits of the Merger.

As stated above, on October 30, 2006, Urigen N.A. announced that URG101 did not meet the primary endpoint in a Phase II clinical trial in chronic pelvic pain of bladder origin. Urigen N.A. announced that the primary endpoint in this study was improvement in pain and urgency at the end of the study as monitored by the Patient Overall Rating of Improvement of Symptoms questionnaire, a measurement tool used in clinical trials of chronic pelvic pain. We believe the overall results of the clinical trial may have been compromised by issues relating to patient selection. Furthermore, we believe that incorporation of appropriate protocol changes may allow it to achieve positive results in subsequent trials.

If URG101, or any of our other product candidates, cannot be shown to be safe and effective in clinical trials, are not approvable or not commercially successful, then the benefits of the Merger may not be realized, which would materially adversely affect our business.

We may not achieve projected development goals in the time frame we announce and expect.

We may set goals for and make public statements regarding timing of the accomplishment of objectives material to its success, such as the commencement and completion of clinical trials, anticipated regulatory approval dates, and time of product launch. The actual timing of these events can vary dramatically due to factors such as delays or failures in its clinical trials, the uncertainties inherent in the regulatory approval process, and delays in achieving product development, manufacturing or marketing milestones necessary to commercialize the combined company’s products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned, or that the combined company will be able to adhere to its current schedule for the scale-up of manufacturing and launch of any of its products. If we fail to achieve one or more of these milestones as planned, the price of our common shares could decline.

We face potential Canadian tax liability related to Urigen N.A.’s continuation from British Columbia to the State of Delaware.

For Canadian income tax purposes, there will be a deemed disposition at fair market value of all of Urigen N.A.’s assets owned immediately before Urigen N.A. continued into Delaware. Any gains resulting from this disposition will be included in income in Urigen N.A.’s final Canadian income tax return. To the extent Urigen N.A. does not have sufficient losses for income tax purposes to shelter the gains, a Canadian tax liability will result.

In addition, to the extent the fair market value of the assets exceeds Urigen N.A.’s debts and the paid up capital of Urigen N.A.’s common stock immediately before the continuance, Urigen N.A. will be subject to an additional tax at the same rate as if a dividend had been paid by Urigen N.A.

We will need to obtain additional financing in order to continue our operations, which financing might not be available or which, if it is available, may be on terms that are not favorable to us.

Our ability to engage in future development and clinical testing of our potential products will require substantial additional financial resources. We currently use approximately $200,000 per month to operate our business and we believe we have sufficient cash to continue our operations until February 2008. Our future funding requirements will depend on many factors, including:

•	Our financial condition;

•	timing and outcome of the Phase II clinical trials for URG101;

•	developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

•	our ability to establish and maintain corporate collaborations;

•	the time and costs involved in filing, prosecuting and enforcing patent claims; and

•	competing pharmacological and market developments.

We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. If we raise additional funds by issuing equity securities, substantial dilution to our stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, our management is assessing, and may pursue, in addition to the Merger, other strategic opportunities, including the sale of our securities or other actions.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of a company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Our current non-affiliated market capitalization qualifies us as a non-accelerated filer. As such, we are required to comply with the Section 404 requirements beginning with the fiscal year that ends June 30, 2008. We intend to diligently and vigorously assess (and enhance as may be appropriate) our internal control over financial reporting in order to ensure compliance with the Section 404 requirements. We anticipate expending significant resources in developing the necessary documentation and testing procedures required by Section 404, however, there is a risk that we will not comply with all of the requirements imposed by Section 404. In addition, the very limited size of our organization could lead to conditions that could be considered material weaknesses, such as those related to segregation of duties, that is possible in larger organizations but significantly more difficult in smaller organizations. Also, controls related to our general information technology infrastructure may not be as comprehensive as in the case of a larger organization with more sophisticated capabilities and more extensive resources. It is not clear how such circumstances should be interpreted in the context of an assessment of internal control over financial reporting. If we fail to implement required new or improved controls, we may be unable to comply with the requirements of Section 404 in a timely manner, which may result in our independent registered public accounting firm issuing a qualified or adverse report on our internal control over financial reporting. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline.

We may continue to incur losses for the foreseeable future, and might never achieve profitability.

We may never become profitable, even if we are able to commercialize additional products. We will need to conduct significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, is expected to result in substantial increase in operating losses for at least the next several years. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our stock price is expected to be volatile, and the market price of our common stock may drop following the Merger.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of its product candidates;

•	the results of ongoing preclinical studies and planned clinical trials of our preclinical product candidates;

•	the entry into, or termination of, key agreements, including, among others, key collaboration and license agreements;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our financial position, results of operations and reputation.

Our common stock is quoted on the OTC Bulletin Board. As a result, our common stock is subject to trading restrictions as a “penny stock,” which could adversely affect the liquidity and price of such stock.

Our common stock has been quoted on the OTC Bulletin Board since June 19, 2007. Because our common stock is not listed on any national securities exchange, our shares are subject to the regulations regarding trading in “penny stocks,” which are those securities trading for less than $5.00 per share. The following is a list of the general restrictions on the sale of penny stocks:

•
Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser's financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding and obtain the purchaser’s signature on such statement.

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

These requirements can severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to be willing to undertake these compliance activities. Because our common stock is subject to the rules and restrictions regarding penny stock transactions, an investor’s ability to sell to a third party and our ability to raise additional capital may be limited. We make no guarantee that our market-makers will make a market in our common stock, or that any market for our common stock will continue.

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

As of June 30, 2007, we had issued and outstanding 17,062,856 shares of our common stock. This amount does not include, as of June 30, 2007:

• approximately 2.6 million shares of our common stock issuable upon the exercise of all of our outstanding options and the release of restricted stock awards; and

• approximately 4.7 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

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

In addition, in connection with the Merger, stockholders of Urigen N.A. may sell a significant number of shares of our common stock they received in the Merger. Such holders have had no ready market for their Urigen N.A. shares and might be eager to sell some or all of their shares. Further, Urigen N.A. recently entered into agreements with a couple of its vendors and business partners which give Urigen N.A.. the right to pay certain amounts due to such vendors and business partners for goods and services with shares of its Series B preferred stock in lieu of cash. Such vendors and business partners may be more inclined to sell our common stock than other investors as they have not been long-term investors of Urigen N.A.. Significant sales could adversely affect the market price for our common stock for a period of time.

Our amended and restated certificate of incorporation and by-laws, include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.

Our basic corporate documents and Delaware law contain provisions that enable our management to attempt to resist a takeover unless it is deemed by our management and board of directors to be in the best interests of our stockholders. Those provisions might discourage, delay or prevent a change in control of our company or a change in our management. Our board of directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of our common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Our agreements with a vendor and business partners, which give us the right to pay certain amounts due with shares of Series B preferred stock and common stock, may adversely affect the market price for the combined Company’s common stock.

Urigen N.A. has entered into agreements with a vendor and business partners that give us the right to pay certain amounts due for goods and services with shares of its Series B preferred stock and common stock. Under the agreement with one of our business partners, we were required to make a one-time issuance of 19,200 shares of Series B preferred stock, under the agreement with the other business partner, Urigen may pay milestone fees of up to $437,500 in shares of its common stock in lieu of cash, and under the vendor agreement, we are required to issue $10,000 worth of our common stock per month until the agreement is terminated by either party. There is no definitive termination date of the vendor agreement. The shares issued under the agreement with the first business partner vest in twelve equal monthly installments from the date of issuance, and are subject to repurchase by us upon the termination of the consulting relationship.

We may not be able to meet the initial listing standards to trade on a national securities exchange such as the Nasdaq Capital Market or the American Stock Exchange, which could adversely affect the liquidity and price of the combined company’s common stock.

We intend to raise additional capital and consummate a reverse stock split in order to meet the requirements to obtain the listing of our common stock on a national securities exchange such as the Nasdaq Capital Market or the American Stock Exchange. The initial listing qualification standards for new issuers are stringent and, although we may explore various actions to meet the minimum initial listing requirements for a listing on a national securities exchange, there is no guarantee that any such actions will be successful in bringing us into compliance with such requirements.

If we fail to achieve listing of our common stock on a national securities exchange, our common shares may continue to be traded on the OTC Bulletin Board or other over-the-counter markets in the United States, although there can be no assurance that our common shares will be eligible for trading on any such alternative markets or exchanges in the United States.

In the event that we are not able to obtain a listing on a national securities exchange or maintain our reporting on the OTC Bulletin Board or other quotation service for our common shares, it may be extremely difficult or impossible for stockholders to sell their common shares in the United States. Moreover, if our common stock remains quoted on the OTC Bulletin Board or other over-the-counter market, the liquidity will likely be less, and therefore the price will be more volatile, than if our common stock was listed on a national securities exchange. Stockholders may not be able to sell their common shares in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common shares fail to achieve listing on a national securities exchange, the price of our common shares is likely to decline. In addition, a decline in the price of our common shares could impair our ability to achieve a national securities exchange listing or to obtain financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We pay a fee of $2,683 per month, which is based on estimated fair market value, to EGB Advisors, LLC for rent and other office services at our headquarters in Burlingame, California. EGB Advisors, LLC is owned solely by William J. Garner, president and chief executive officer of Urigen Pharmaceuticals, Inc.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is quoted on the OTC Bulletin Board under the symbol “URGP.OB.” Previously, commencing June 19, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol VLTS.OB. From May 21, 2007 through June 18, 2007, our common stock was quoted on the National Quotation Bureau’s Pink Sheets under the symbol “VLTS. PK.” Prior to May 21, 2007, our common stock was listed on the Nasdaq Capital Market under the symbol “VLTS.” The following table sets forth, for the calendar periods indicated, the high and low per share sales prices for our common stock as reported by the Nasdaq Capital Market through May 18, 2007, by the National Quotation Bureau’s Pink Sheets from May 21, 2007 through July 15, 2007 and by the OTC Bulletin Board since July 16, 2007.

	High	Low
2005
First Quarter	$3.90	$2.20
Second Quarter	3.19	2.26
Third Quarter	2.90	2.11
Fourth Quarter	2.60	1.48
2006
First Quarter	$3.95	$2.12
Second Quarter	4.06	2.64
Third Quarter	3.50	0.15
Fourth Quarter	1.07	0.29
2007
First Quarter	$0.47	$0.22
Second Quarter	0.32	0.10
Third Quarter	0.16	0.16
Fourth Quarter (October 2, 2007)	0.15	0.15

On October 2, 2007 the last sale price reported on the OTC Bulletin Board for our common stock was $0.15 per share. As of that date, there were 532 stockholders of record of our common stock.

Sales and Repurchases of Securities

During the period covered by this Annual Report on Form 10-K, we sold and issued the following securities, which were not registered under the Securities Act of 1933:

There were no registered or unregistered shares issued during the fiscal year. Further, we repurchased 24,881 shares of common stock from an employee upon releasing of vested restricted stock for an aggregate price of $11,459 during the fiscal year ended June 30, 2007.

Dividends

We have never paid any cash dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
License and milestone revenue	$571	$627	$1,640	$7,284	$3,958
Contract research revenue	―	100	476	—	—
Other revenue	—	—	61	194	—
Total revenue	571	727	2,177	7,478	3,958
Costs and Operating expenses:
Cost of contract research revenue	―	93	521	—	—
Research and development	872	10,847	8,823	9,465	9,421
General and administrative	4,783	5,368	4,109	4,501	9,403
Restructuring charges	1,029	—	—	—	832
Total operating expenses	6,684	16,308	13,453	13,966	19,656
Loss from operations	(6,113)	(15,581)	(11,276)	(6,488)	(15,698)
Interest, other income and expense, net	2,380	244	193	4	838
Net loss	(3,733)	(15,337)	(11,083)	(6,484)	(14,860)
Deemed dividend	—	—	—	—	(4,972)
Adjustment resulting from the reduction in the Series A Preferred stock conversion price	—	—	—	—	(22,293)
Dividends on convertible preferred stock	—	—	—	—	(882)
Net loss applicable to common stockholders	$(3,733)	$(15,337)	$(11,083)	$(6,484)	$(43,007)
Basic and diluted net loss per share applicable to common stockholders	$(0.22)	$(0.99)	$(0.85)	$(0.81)	$(13.86)
Shares used in computing basic and diluted net loss per common share	17,052	15,453	13,028	8,024	3,103

	June 30,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$478	$4,348	$12,513	$20,450	$3,290
Working capital	21	2,300	10,624	16,905	230
Total assets	1,109	5,258	14,152	21,891	6,078
Accumulated deficit	(243,707)	(239,974)	(224,637)	(213,554)	(207,070)
Total stockholders’ equity	435	2,843	11,569	17,890	2,589

As noted under Reclassifications in Note 1 to the Consolidated Financial Statements, the Company has reclassified patent costs to general and administrative expense, which had previously been classified in research and development expense. The amounts reclassified were $381,000, $346,000, $569,000, and $544,000 in the years ended June 30, 2006, 2005, 2004, and 2003, respectively.

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

CORPORATE OVERVIEW

We were formerly known as Valentis, Inc. and were formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. We were incorporated in Delaware on August 12, 1997. In August 1999, we acquired U.K.-based PolyMASC Pharmaceuticals plc.

On October 5, 2006, we entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger ”) with Urigen N.A.., Inc., a Delaware corporation (“Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings ”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A., with Urigen N.A. surviving as our wholly-owned subsidiary. In connection with the Merger, each Urigen stockholder received, in exchange for each share of Urigen N.A. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of our common stock. At the effective time of the Merger, each share of Urigen N.A. Series B preferred stock was exchanged for 11.277 shares of our common stock. An aggregate of 51,226,679 shares of our common stock were issued to the Urigen N.A. stockholders. Upon completion of the Merger, we changed our name from Valentis, Inc. to Urigen Pharmaceuticals, Inc.

From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this annual report is that or our current business which is conducted through Urigen N.A  The historical financial results discussed herein are those of Valentis, Inc. through June 30, 2007.

BUSINESS OVERVIEW

We specialize in the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome (PBS), Urethritis, and Overactive Bladder (OAB).

Urology represents a specialty pharmaceutical market of approximately 12,000 physicians in North America. Urologists treat a variety of ailments of the urinary tract including urinary tract infections, bladder cancer, overactive bladder, urgency and incontinence and interstitial cystitis, a subset of PBS. Many of these indications represent significant, underserved therapeutic market opportunities.

Over the next several years a number of key demographic and technological factors should accelerate growth in the market for medical therapies to treat urological disorders, particularly in our product categories. These factors include the following:

•
Aging population. The incidence of urological disorders increases with age. The over-40 age group in the United States is growing almost twice as fast as the overall population. Accordingly, the number of individuals developing urological disorders is expected to increase significantly as the population ages and as life expectancies continue to rise.

•
Increased consumer awareness. In recent years, the publicity associated with new technological advances and new drug therapies has increased the number of patients visiting their urologists to seek treatment for urological disorders.

Urigen N.A. has been established as a specialty pharmaceutical company to develop and commercialize products for the treatment and diagnosis of urological disorders. We have established an initial group of clinical stage products, as more fully described below, that we believe offer potential solutions to underserved urology markets.

Urigen N.A. is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. Our two lead programs target significant unmet medical needs and major market opportunities in urology. Our URG101 project targets painful bladder syndrome which affects approximately 10.5 million men and women in North America. URG101 has demonstrated safety and activity in a Phase IIa (open-label) human clinical trial and in a Phase IIb double-blind, placebo-controlled trial. URG101 is a unique, proprietary combination therapy of components approved by global regulatory authorities that is locally delivered to the bladder for rapid relief of pain and urgency. In 2007, URG101 clinical development will encompass a pharmacodynamic study. We have also begun to develop additional indications for URG101 focusing on radiation cystitis and dyspareunia (painful intercourse).

Our  clinical-stage projects, URG301 and URG302, target acute urgency in patients diagnosed with an overactive bladder, another major unmet need that is insufficiently managed by presently available overactive bladder drugs. URG301 and URG302 are proprietary dosage forms of approved drugs that are locally delivered to control urinary urgency. An Urigen N.A. sponsored Investigational New Drug, or IND, is currently being prepared with subject enrollment scheduled for late 2007. We also plan to initiate two clinical programs targeting the use of URG301 in patients diagnosed with acute urethral discomfort, or AUD, associated with cystoscopy and urethritis.

To expand the pipeline, we have initiated discussions with pharmaceutical companies that have either an approved product or a product in development for the treatment of additional urological indications. We believe that our URG100 and URG300 programs, when commercialized, will offer significant “marketing coat-tails” that can dramatically grow the sales of niche urology products. Although such products do not match the potential revenue streams of URG101 and URG301, the incremental income they could generate for us is potentially significant as such products will enable us to maximize the time, effort and expense of the sales organization that we plan to establish to market URG101 and URG301 to urologists in the United States.

We plan to market our products to urologists and urogynecologists in the United States via a specialty sales force managed internally. As appropriate, our specialty sales force will be augmented by co-promotion and licensing agreements with pharmaceutical companies that have the infrastructure to market our products to general practitioners. In all other countries, we plan to license marketing and distribution rights to its products to pharmaceutical companies with strategic interests in urology and gynecology.

Results of Operations

Fiscal Years Ended June 30, 2007, 2006 and 2005

Revenue
Revenue recognized in the fiscal years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended June 30,
	2007	2006	2005
License and milestone revenue:
GeneSwitch® gene regulation licenses	$83	$393	$1,021
PINC™ gene delivery technology licenses	33	114	619
PEGylation technology licenses	85	120	—
Manufacturing technology license	370	—	—
	571	627	1,640
Contract research revenue	—	100	476
Other revenue	—	—	61
Total	$571	$727	$2,177

Changes in revenue for each of the fiscal years ended June 30, 2007, 2006 and 2005 are explained below:

•
The GeneSwitch® revenue recognized in fiscal 2007, 2006 and 2005 resulted primarily from license and annual license maintenance fees received under several agreements for our GeneSwitch® technology. The GeneSwitch® revenue recognized in fiscal 2005 included approximately $500,000 of license fees received from Schering AG that was non-recurring.  In  February, 2007, we completed the sale of all of our patents and intellectual property related to the GeneSwitch® gene regulation technology.

•
The PINC™ gene delivery technology revenue recognized in fiscal 2007, 2006 and 2005 resulted primarily from license and annual license maintenance fees received under several agreements for our PINC™ gene delivery technology. The PINC™ gene delivery technology revenue recognized in fiscal 2005 included approximately $500,000 of license fees received from Schering AG that was non-recurring. In October 2006, we sold all of our patents and intellectual property related to the PINC™ gene delivery technology.

•
The PEGylation revenue recognized in fiscal 2007 and 2006 primarily reflected the licensing of our pegylated liposome technology. The decrease in PEGylation revenue recognized in fiscal 2007 as compared to 2006 primarily reflected that certain revenue recognized in 2006 was non-recurring.

•
In April 2007, we granted a worldwide, exclusive right and license to Acacia Patent Acquisition Corporation, or APAC, for the purpose of asserting our patents related to our plasmid DNA manufacturing technology. Under the agreement, APAC agreed to pay us a continuing royalty equal to fifty percent of all amounts and other consideration actually received by APAC from its exercise of rights granted in the license. The manufacturing technology revenue recognized in fiscal 2007 reflected license fees received from other companies prior to the agreement with APAC.

•
In fiscal 2006 and 2005, we recognized $100,000 and $476,000 of contract research revenue under agreements with other companies, respectively. Under the agreements, we were required to conduct research on the manufacturing of certain biological materials for other companies. The revenue was recognized based on research performed during the periods. We did not conduct any contract research in fiscal 2007.

•	Other revenue recognized in fiscal 2005 consisted primarily of profit sharing and royalties received under a plasmid DNA manufacturing agreement.

The Company does not expect to have revenues from its URG101 or URG 301 product lines until 2010.

Costs and Expenses

We did not conduct any contract research during fiscal year ended June 30, 2007. Costs of contract research were $93,000 and $521,000 for fiscal years ended June 30, 2006 and 2005, respectively, which consisted of costs incurred for contract research on the manufacturing of biological materials for other companies and included direct and related overhead expenses and costs of general and administrative support.

Research and development expenses were $872,000, $10.8 million and $8.8 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The decrease in expenses in fiscal 2007 compared to 2006 was attributable to the cessation of our research and development activities following the announcement of negative results in our VLTS 934 Phase IIb clinical trial in July 2006. The increase in expenses in fiscal 2006 compared to 2005 primarily reflects increased expenses related to VLTS 934 Phase IIb clinical trial and stock-based compensation expenses recorded in the year ended June 30, 2006. We expect research and development expenses to increase going forward from the levels of fiscal 2007 as we pursue the development of our potential products for the treatment of urological disorders.

All of our research and development expenses for the fiscal years ended June 30, 2007, 2006 and 2005 were incurred in connection with the development of novel peripheral arterial disease therapeutics.

General and administrative expenses were $4.8 million, $5.4 million and $4.1 million for the fiscal years ended June 30, 2007, 2006 and 2005 respectively. The decrease in expenses in fiscal 2007 compared to 2006 was primarily attributable to the reduction of workforce following the announcement of negative results in our VLTS 934 Phase IIb clinical trial in July 2006, partially offset by merger related expenses incurred in fiscal 2007.  The increase in expenses in fiscal 2006 compared to 2005 was primarily attributable to stock-based compensation expenses recorded in fiscal 2006. We expect general and administrative expenses to decrease going forward from the levels of fiscal 2007.

Restructuring Charges

Following our announcement regarding the results of our clinical trial for VLTS 934 in July 2006, we announced restructuring activities, including a workforce reduction of approximately 55% of our employees on August 18, 2006. Further reductions of approximately 55% of our remaining workforce occurred through the end of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM., our Chief Operating Officer, and Joseph A. Markey, our Vice President of Finance and Administration on October 31, 2006. In July 2007, the Company terminated the employment of Benjamin F. McGraw, III, our President, Chief Executive Officer and Treasurer.  The total costs associated with the reduction in workforce were approximately $1.03 million, primarily related to severance benefits which has been recognized as restructuring charges and $921,000 has been paid as of  June 30, 2007. The remaining unpaid amount of $108,000 as of June 30, 2007 was paid in July 2007.

Interest Income

Interest income was approximately $39,000, $279,000 and $285,000 in fiscal 2007, 2006 and 2005, respectively. The decrease in interest income in fiscal 2007 compared to 2006 and the decrease in interest income in fiscal 2006 compared to 2005 were primarily attributable to lower interest income derived from lower investment balances.

Other Income and Expense, net

For the year ended June 30, 2007, other income and expenses, net primarily reflected nonrefundable proceeds received from the sale of most of our remaining potential products and technologies related to cardiovascular therapeutics and gene delivery and expression systems and gains from sale of most of our remaining machinery, equipment and furniture and fixtures totaling approximately $2.3 million. These proceeds received or gains on sales were recognized when payments were received, provided Valentis had no future performance or delivery obligations under the agreements. In addition, these proceeds received or gains were classified in other income and expenses, net because asset sales were part of the Company’s efforts to pursue strategic opportunities, which included the merger with Urigen N.A., the sale of certain assets and other actions. Other income and expense, net were expenses of approximately $35,000 and $92,000 in fiscal 2006 and 2005, respectively. These expenses were primarily franchise tax payments.

New Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements “(SFAS No. 157)”, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted the provisions of SAB 108 in fiscal year ended June 30, 2007 and it had no impact on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2007 that includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph states the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $3.7 million for the fiscal year ended June 30, 2007, negative cash flows from operations of $4.5 million for the fiscal year ended June 30, 2007, and our accumulated deficit was $243.7 million at June 30, 2007 and (ii) we anticipate requiring additional financial resources to enable us to fund the completion of our development plan. These funds may be derived from the sale of a current license, licensing and distribution agreements outside the U.S., and additional financing.  See description of funds raised from a July 2007 equity financing in Note 16 to the consolidated financial statements. We expect these funds to allow the Company to carry-on operations until at least the end of fiscal year 2008. Management’s plans as to these matters are also described in Note 1 to the consolidated financial statements.

If we are unable to obtain the required additional financial resources to enable us to fund the completion of the strategic opportunities that may be available to us, or if we are otherwise unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

On July 11, 2006, we announced that no statistically significant difference was seen in the primary endpoint or any of the secondary endpoints in our Phase IIb clinical trial of VLTS 934 in PAD. We have no plans for further development of VLTS 934 or any of our other remaining potential products related to cardiovascular therapeutics and gene delivery and expression systems. We are currently focused on the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome or PBS.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and funding from collaborative arrangements. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which have included funding research, development and product manufacturing, increasing our working capital, reducing indebtedness, pursuing and completing acquisitions or investments in businesses, products or technologies that are complementary to our own, and capital expenditures. We expect that proceeds received from any future issuance of stock will be used for similar purposes.

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

In addition, under the securities purchase agreements entered into in connection with the private placements completed in June 2005 and March 2006, while there is an effective registration statement if we fail to deliver a stock certificate that is free of restrictive legends within three trading days upon delivery of such a request by a purchaser, we are required to pay to the purchaser, for each $1,000 of shares of stock or shares issuable upon exercise of warrants requested, $10 per trading day for each trading day beginning five trading days after the delivery of the request, increasing to $20 per trading day after the first five trading days for which such damages have begun to accrue, until such certificate is delivered without restrictive legends.

In January 2007, Valentis terminated its existing property leases without any material adverse effect and moved to a nearby office space on a month-to-month basis. Upon the completion of the merger with Urigen N.A. in July 2007, the Company relocated to Urigen N.A.’s office facilities in Burlingame, California. The combined company currently subleases office facilities on a month-to-month basis at a rate of $2,683 per month from EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and CEO of Urigen Pharmaceuticals, Inc.  The sublease is terminable upon 30 days’ notice.

Our capital expenditures were $0, $33,000 and $8,000 in fiscal 2007, 2006 and 2005, respectively. We expect our capital expenditures going forward to be near or at current levels.

Net cash used in operating activities for the year ended June 30, 2007 was approximately $4.5 million, which primarily reflected the net loss of $3.7 million, adjusted for non-cash stock-based compensation expenses of $1.3 million, gains on disposal of assets of $582,000 and the net decrease in operating assets and liabilities of $1.5 million. Net cash used in operating activities for the year ended June 30, 2006 was approximately $13.2 million, which primarily reflected the net loss of $15.3 million, adjusted for non-cash stock-based compensation expenses of $1.5 million and the decreases in receivable, deposits and other assets of $700,000. Net cash used in operating activities for the year ended June 30, 2005 was approximately $12.1 million, which primarily reflected the net loss of $11.1 million and the decreases in accrued liabilities of $1.3 million related to compensation and clinical trial expenses.

Net cash provided by investing activities was approximately $1.4 million for the fiscal year ended June 30, 2007, which primarily reflected the proceeds received from disposal of assets of $604,000 and maturities of available-for-sale investments of $750,000. Net cash provided by investing activities was approximately $2.9 million and $7.3 million for the fiscal years ended June 30, 2006 and 2005, respectively, which primarily reflected the maturities of available-for-sale investments.

Net cash used by financing activities was approximately $11,000 for the fiscal year ended June 30, 2007, which primarily reflected the repurchase of our common stock. Net cash provided by financing activities was approximately $5.0 million and $4.1 million for the fiscal years ended June 30, 2006 and 2005, respectively, which consisted primarily of net proceeds received from private placements of our common stock and warrants.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Critical Accounting Policies

Clinical trial expenses

We believe the accrual for clinical trial expense represents our most significant estimate used in the preparation of the consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past. Following the Company’s July 2006 announcement regarding the negative results of its Phase IIb clinical trial of VLTS 934 in patients with PAD, the Company ceased all research and development activities on all of its potential gene therapy products and technologies. However, we expect clinical trial expenses to continue to represent a critical accounting policy for our Company, as we commence testing in fiscal year 2008 of our urological product candidates.

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

Revenue related to research with our corporate collaborators is recognized as research services are performed over the related funding periods for each contract. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under each respective agreement are not refundable and are generally based on a contractual cost per full-time equivalent employee working on the project. Research and development expenses under the collaborative research agreements approximate or exceed the revenue recognized under such agreements over the terms of the respective agreements. Deferred revenue may result when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Payments received relative to substantive, at-risk incentive milestones, if any, are recognized as revenue upon achievement of the incentive milestone event because we have no future performance obligations related to the payment. Incentive milestone payments are triggered either by results of our research efforts or by events external to us, such as regulatory approval to market a product. Following our July 2006 announcement regarding the negative results in our Phase IIb clinical trial of VLTS 934 in patients with PAD, we ceased all research and development activities on all of our potential gene therapy products and technologies, including under our agreements with corporate collaborators.

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

Stock-Based Compensation

In December 2004, the FASB issued FAS 123R, “Share-Based Payment.” FAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. We adopted FAS 123(R) on July 1, 2005. Prior to the adoption, we disclosed such expenses on a pro forma basis in the notes to our financial statements. For the year ended June 30, 2007, we recorded approximately $1.34 million of stock-based compensation expenses, of which $164,000 was included in research and development expense and $1.17 million was included in general and administrative expense. For the year ended June 30, 2006, we recorded approximately $1.4 million of employee stock-based compensation expenses, of which $503,000 was included in research and development expense and $944,000 was included in general and administrative expense.

We did not grant any stock-based awards during the year ended June 30, 2007. We estimated the fair value of stock options granted during the year ended June 30, 2006 using the Black-Scholes-Merton option pricing model. The weighted-average assumptions used under this model were as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 143% based on the Company’s historical volatility that matched the expected term; 3) Risk-free interest rate of 4.5% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded in the period estimates are revised (See Note 2 “Stock-Based Compensation” in our Notes to the Consolidated Financial Statements for more information).

Contractual Obligations

In January, 2007, the Company terminated its existing property leases without any material adverse effect and moved to a nearby office space on a month-to-month basis. Upon the completion of the merger with Urigen N.A. in July 2007, the Company relocated to Urigen N.A.’s office facilities in Burlingame, California. The combined company currently subleases office facilities on a month-to-month basis at a rate of $2,683 per month from EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and CEO of Urigen Pharmaceuticals, Inc.  The sublease is terminable upon 30 days’ notice.

Off Balance Sheet Arrangements

At June 30, 2007 and 2006, we did not have any off balance sheet arrangements other than the month-to-month lease described in contractual obligations above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Valentis’ exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that is designed to limit default risk, market risk, and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts. Our investments consist primarily of commercial paper, medium term notes, U.S. Treasury notes and obligations of U.S. Government agencies and corporate bonds. The table below presents notional amounts and related weighted-average interest rates for our investment portfolio (in thousands, except percentages) as of June 30, 2007 and 2006. All of our market risk sensitive instruments mature within a year from the balance sheet date.

	As of June 30,
	2007		2006
Cash and cash equivalents
Estimated market value		$478	$3,635
Average interest rate		5.20%	4.96%
Short-term investments
Estimated market value	$	―	$750
Average interest rate		―	4.97%
Total cash and cash equivalents and investment securities		$478	$4,385
Average rate		5.20%	4.97%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Financial Statements and notes thereto appear on pages 65 to 87 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 16, 2007, we dismissed Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm. The decision to dismiss E&Y was approved by our Board of Directors.

The reports of E&Y on our consolidated financial statements for the years ended June 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for it did include explanatory paragraphs in 2006 and 2005 describing conditions that raise substantial doubt about our ability to continue as a going concern as described in Note 1 to the consolidated financial statements and an explanatory paragraph for the adoption of Statement of Financial Accounting Standards No. 123(R), “ Share-Based Payment”   in 2006.

In connection with the audits of our financial statements for the years ended June 30, 2006 and 2005 and through July 16, 2007, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

            On July 16, 2007, we engaged Burr, Pilger & Mayer LLP as our new independent registered public accounting firm to replace E & Y subsequent to June 30, 2007 upon consummation of the Merger. During the three most recent fiscal years and through July 16, 2007, the Company did not consult with Burr, Pilger & Mayer LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us by concluding there was an important factor to be considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions in Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 of Regulation S-B.

ITEM 9A.	CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

  Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2007, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties. In addition, significant audit adjustments were needed to accrued expenses that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process resulting from staff reductions associated with the downsizing of the Company.  The Company is in the process of conducting a search for qualified individuals for its accounting and financial reporting positions.

      Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Limitations on Effectiveness of Controls and Procedures. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Upon consummation of the Merger, the Compay's sole officer, Benjamin F. McGraw, was terminated as the Company's Chief Executive Officer, President, Treasurer, and Secretary. The following table lists the names and ages and positions of our current executive officers and directors.  . Each of the executive officers was appointed on July 16, 2007.

Name	Age	Position
William J. Garner, M.D.	41	President, Chief Executive Officer and Director
Martin E. Shmagin	57	Chief Financial Officer and Director
Terry M. Nida	59	Chief Operating Officer
Benjamin F. McGraw, III, Pharm.D.	58	Chairman of the Board
George M. Lasezkay, Pharm.D, J.D.	55	Director
Tracy Taylor	53	Director
C. Lowell Parsons	63	Director

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers and directors named above, are as follows unless set forth elsewhere in this report:

William J. Garner, M.D.,41, was appointed President and Chief Executive Officer on July 13, 2007.  Prior to that date, Dr. Garner was President and Chief Executive Officer of Urigen N.A., Inc.  Dr. Garner is an experienced entrepreneur. Prior to founding Urigen N.A., Dr. Garner had been the founder and managing director of EGB Advisors, LLC, a pharmaceutical commercialization boutique. Through this entity, Dr. Garner worked on a number of biopharmaceutical business transactions and has raised financing for another company that he founded called Inverseon, Inc., developing a novel therapy for asthma. Before this, Dr. Garner worked in medical affairs at Hoffmann LaRoche in oncology. Prior to Hoffmann LaRoche, Dr. Garner was in the venture capital department at Paramount Capital Investments in New York City. Dr. Garner has a Master of Public Health from Harvard and received his M.D. degree from New York Medical College. Dr. Garner did  residency training in Anatomic Pathology at Columbia-Presbyterian and is currently a licensed physician in the State of New York.

Martin E. Shmagin,57, was appointed as our Chief Financial Officer on July 13, 2007. Prior to that date, Mr. Shmagin served as Chief Financial Officer of Urigen N.A., Inc. For over ten years Mr. Shmagin served as president of Innovative Financial Solutions Ltd., an accounting and financial consulting firm that serves as chief financial officer and controller for start-up through mid-size businesses. From 1978 to 1986, Mr. Shmagin was vice president, Finance/chief financial officer of Fisher & Brother, Inc. From 1986 to 1989, he was comptroller of Strober Bros., Inc. and supported the company’s successful initial public offering. He then opened his own consulting firm where he assisted Stenograph Corporation with its acquisition of Baron Data Corporation and Hanover Direct with its acquisition of Gumps. He also supported a $24 million global systems conversion of American President Companies, Ltd., a $2.6 billion transportation company, where he coordinated the data conversion of eighty-three subsidiaries in multiple currencies. Mr. Shmagin holds a B.S. degree in accounting from New York University.

Terry M. Nida,59,  was appointed as Chief Operating Officer on July 13, 2007. Prior to that, Mr. Nida served as Urigen N.A., Inc.’s vice president for sales, marketing and corporate development. Prior to joining Urigen, Mr. Nida served as vice president, worldwide sales, marketing and corporate development for VIVUS, Inc. From November 1995 to August 1998, Mr. Nida was vice president, Europe, and effective March 28, 1996 was appointed as an executive officer. Prior to joining VIVUS, Mr. Nida was vice president, sales, marketing and business development at Carrington Laboratories, with responsibility for all sales, marketing and business development activities. Mr. Nida was senior director, worldwide sales, marketing and business development for Centocor, Inc. from 1993 to 1994, and director of sales and marketing in Europe for Centocor, Inc. from 1990 to 1993. He holds a B.S. degree in english and an M.A. degree in administration of justice from Wichita State University.

Benjamin F. McGraw, III, Pharm.D.

Benjamin F. McGraw, III, Pharm.D., 58, served as the President and Chief Executive Officer of Valentis from  September 1994, when he joined Megabios Corp., and as Chairman since May 1997. Effective upon the closing of the Merger on July 13, 2007, Dr. McGraw resigned as President and Chief Executive Officer. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw currently serves on the board of directors of ISTA Pharmaceuticals, Inc. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Tracy Taylor, 53, a director of Urigen and serves as president and chief executive officer of Kansas Technology Enterprise Corporation, or KTEC, a private-public partnership dedicated to stimulating technology-based economic development in the State of Kansas. Mr. Taylor’s extensive corporate and entrepreneurial experience has been integral to the success of KTEC.

After his initial position in corporate finance at Ford Motor Company, Mr. Taylor jointed United Telecom in 1982 to work on the company’s mergers and acquisitions. Less than two years later, Mr. Taylor was selected to a 12-person team that developed a business plan for what eventually became the Sprint Corporation. As Sprint grew into a Fortune 100 company, Mr. Taylor played a leadership role in the management side, serving as the treasurer of US Sprint. Mr. Taylor led the regional site selection for Sprint’s World Headquarters in Overland Park, Kansas, which covers over 300 acres and holds more than 16,000 employees. Mr. Taylor graduated from Bethany College and received his M.B.A. degree from the University of Kansas. Mr. Taylor’s experience in business, entrepreneurial endeavors and technology-oriented business growth place him in a position to contribute to a wide variety of boards and organizations. While Mr. Taylor has served on several boards across the state and country, his most recent contributions have been on the Enterprise Center of Johnson County, a working incubator focused on the commercialization of technology; Mid-America Manufacturing Technology Center (MAMTC); KansasBio; and Catalyst Lighting, a publicly-traded company. Mr. Taylor has served on Urigen N.A., Inc.’s board of directors since December 2005.

C. Lowell Parsons, M.D., 63, a director of Urigen, is a leader in medical research into the causes and treatment of interstitial cystitis, which is a painful bladder syndrome with typical cystoscopic and/or histological features in the absence of infection or other pathology, and has published over 200 scientific articles and book chapters in this area describing his work. Dr. Parsons received his M.D. degree from the Yale University School of Medicine in New Haven, CT, in 1970. After completing his medical internship at Yale in 1971, Dr. Parsons spent two years as a staff associate in the Laboratory of Microbiology at the National Institutes of Health in Bethesda, Maryland. He then completed his urology residency training at the Hospital of the University of Pennsylvania in Philadelphia, Pennsylvania, in 1977. Dr. Parsons joined the Division of Urology faculty at the University of California, San Diego, or UCSD, in 1977 as assistant professor. He served as Chief of Urology at the UCSD-affiliated Veterans Affairs Medical Center in La Jolla from 1977 to 1985. Since 1988, he has been Professor of Surgery/Urology.

    George M. Lasezkay, Pharm.D.

George M. Lasezkay, Pharm.D., 55, has served as one of our directors since May 2004. Since September 2003, Dr. Lasezkay has provided business development and strategic advisory services to biotechnology and emerging pharmaceutical companies through his consulting firm, Turning Point Consultants. From 1989 to 2002, Dr. Lasezkay served in various positions at Allegan, Inc., including Assistant General Counsel from 1994 to 1996, Vice President, Corporate Development from 1996 to 1998, and Corporate Vice President, Corporate Development from 1998 to 2002. Dr. Lasezkay currently serves on the board of directors of Collagenex Pharmaceuticals, Inc. and a number of privately-held companies. Dr. Lasezkay received his J.D. from the University of Southern California Law Center and his Doctor of Pharmacy and Bachelor of Science in Pharmacy from the State University of New York at Buffalo.

Former Directors

In connection with the closing of the Merger on July 13, 2007, Patrick G. Enright, Dennis J. Purcell, John S. Schroeder, MD and Reinaldo M. Diaz , resigned as directors of the Company.

Committees of the Board of Directors

Our Board of Directors has a standing Audit Committee, Compensation Committee and Nominating Committee.

    Audit Committee

The Audit Committee meets with the independent auditors at least annually to review the results of the annual audit and discuss the financial statements, recommends to the Board of Directors the independent auditors to be retained and receives and considers the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee also meets with the independent auditors to review the quarterly financial results and to discuss the results of the independent auditors’ quarterly review and any other matters required to be communicated to the Audit Committee by the independent auditors under generally accepted auditing standards. During the fiscal year ended June 30, 2007, the Audit Committee was composed of three independent non-employee directors: Messrs. Enright and McDade and Dr. Lasezkay.

The Board of Directors intends to appoint new independent non-employee directors to the Audit Committee to fill the vacancies on the Audit Committee created by the resignations of Messrs. Enright and McDade.  The Audit Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

    Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company’s stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board of Directors may delegate. During the fiscal year ended June 30, 2007, the Compensation Committee was composed of three independent non-employee directors: Messrs. McDade and Diaz and Dr. Lasezkay. The Board of Directors determined that each member of the Compensation Committee is independent within the meaning of the Nasdaq Stock Market’s director independence standards. The Compensation Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

The Board of Directors intends to appoint new independent non-employee directors to the Compensation Committee to fill the vacancies on the Compensation Committee created by the resignations of Messrs. McDade and Diaz.

    Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in discharging the Board of Directors’ responsibilities regarding identifying qualified candidates to become members of the Board of Directors, selecting candidates to fill any vacancies on the Board of Directors, ensuring that we have and follow the appropriate governance standards and overseeing the evaluation of the Board of Directors. During the fiscal year ended June 30, 2007, the Nominating Committee was composed of three independent non-employee directors: Messrs. Schroeder, M.D. and Purcell. The Board of Directors has determined that each member of the Nominating Committee is independent within the meaning of the Nasdaq Stock Market’s director independence standards. The Nominating and Governance Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the 2004 Annual Meeting of Stockholders.

The Nominating Committee will consider and has adopted a policy with regard to the consideration of any director candidates recommended by security holders. The Nominating Committee uses a process similar to that contained in the Nominating Committee Charter for identifying and evaluating director nominees recommended by our stockholders. In the fiscal year ended June 30, 2007, there have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

The Board of Directors intends to appoint new independent non-employee directors to the Nominating and Governance Committee to fill the vacancies on the Nominating and Governance Committee created by the resignations of Messrs. Schroeder, M.D. and Purcell.

Compensation of Directors

The current Company plan states that each of our non-employee directors receives an annual retainer of $12,000 and a per meeting fee of $1,000. The chairman of the Audit Committee receives an annual retainer of $6,000 and a per meeting fee of $800 and the other members of the Audit Committee receive an annual retainer of $4,000 and a per meeting fee of $500. The chairman of the Compensation Committee receives an annual retainer of $3,500 and a per meeting fee of $800 and the other members of the Compensation Committee receive an annual retainer of $2,500 and a per meeting fee of $500. The chairman of the Nominating Committee receives an annual retainer of $2,000 and a per meeting fee of $500 and the other members of the Nominating Committee receive an annual retainer of $1,500 and a per meeting fee of $500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

Under the 1998 Non-Employee Directors’ Stock Option Plan as amended and restated, on the date following the date of the annual stockholders’ meeting of each year, each non-employee director will automatically be granted, without further action by the Company, our stockholders or the Board of Directors, an option to purchase 10,000 shares of common stock. In addition, each new non-employee director will receive a one time grant to purchase 26,000 shares of common stock on the date of the annual stockholders’ meeting at which such new director is first elected to the Board of Directors. The exercise price of the options granted to the non-employee directors is 100% of the fair market value of the common stock on the date of the option grant.

For the fiscal year ended June 30, 2007, directors were paid as follows:

Director	Total	Board Member Fee	Board Meeting Fee	Audit Member Fee	Audit Meeting Fee	Compensation Member Fee	Governance Member Fee
Reinaldo Diaz	$15,875	$9,000	$2,000	$2,000	$1,000	$1,875	$-
Patrick Enright	18,700	9,000	2,000	4,500	3,200	-	-
George Lasexkay	18,625	9,000	2,000	3,000	2,000	2,625	-
Mark McDade	5,125	3,000	-	1,000	500	625	-
Alan Mendelson	4,500	3,000	1,000	-	-	-	500
Dennis Purcell	12,125	9,000	2,000	-	-	-	1,125
John Schroeder	12,125	9,000	2,000	1,125	-	-	-
Total	$87,075	$51,000	$11,000	$11,625	$6,700	$5,125	$1,625

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires that our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission. Our directors, executive officers and, beneficial owners of more than ten percent of our common stock are required to furnish us with copies of all of these forms, which they file.

Based solely upon our review of these reports, any amendments thereto or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2007, all filing requirements applicable to our directors, executive officers, beneficial owners of more than ten percent of our common stock and other persons subject to Section 16(a) of the Exchange Act were met, except Tracy Taylor and C. Lowell Parsons did not timely file a Form 3 upon their appointment as directors.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer, who is our principal executive officer, our Vice President of Finance and Administration, who is our principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website www.urigen.com. We will also provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request made in writing to the Company, Attention: Martin Shmagin, Chief Financial Officer, 875 Mahler Road, Suite 235, Burlingame, California 94010. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Business Conduct and Ethics by posting such information on its website www.urigen.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2007, 2006 and 2005, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2007, referred to as our named executive officers:

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options/SARs	Restricted Stock Award(s) $	All Other Compensation
Benjamin F. McGraw, III,	2007	$370,000	$176,000	—	―	―	$111,329	(3)
Pharm.D., President, Chief	2006	370,000	$—	—	438,000	59,464	$1,598	(4)
Executive Officer and Chairman	2005	370,000	177,500	—	221,000	—	3,483	(5)
John J. Reddington, Ph.D., DVM	2007	$102,041	$104,500	—	―	―	$325,594	(6)
Chief Operating Officer	2006	275,000	22,950	—	257,000	29,507	1,102	(7)
	2005	255,000	73,498	—	75,000	—	47,772	(8)
Joseph A. Markey	2007	$92,122	$59,000	—	―	―	$238,133	(9)
Vice President of Finance and	2006	206,000	13,875	—	122,000	17,839	845	(10)
	2005	185,000	43,750	—	65,000	—	856	(11)

(1)
Bonuses reflect payment by the Company to the named executive officer during the fiscal year for such officer’s performance in the prior fiscal year.  The company issued to Dr. McGraw a promissory note in the amount of $176,000 in lieu of accrued bonus compensation.  The note bears interest at the rate of 5.0% per annum and may be prepaid by the Company in full or in part at any time without premium or penalty and is due and payable in full on December 25, 2007.

(2)
As permitted by rules promulgated by the Securities and Exchange Commission, no amounts are shown where the amounts constitute perquisites and do not exceed the higher of 10% of the sum of the salary and bonus column or $50,000.

(3)
Represents insurance premiums of $3,412 paid by the Company with respect to group life insurance for the benefit of Dr. McGraw and $110,917 severance payment earned in fiscal year ended June 30, 2007, which was paid in July 2007.

(4)	Represents insurance premiums of $1,598 paid by the Company with respect to group life insurance for the benefit of Dr. McGraw.

(5)	Represents insurance premiums of $3,483 paid by the Company with respect to group life insurance for the benefit of Dr. McGraw.

(6)
Represents (i) severance payment of $291,500 per severance and change of control agreement. Dr. Reddington’s employement with the Company was terminated on October 31, 2006; (ii) payment of $33,634 for accrued vacation; and (iii) insurance premiums of $460 paid by the Company with respect to group life insurance for the benefit of Dr. Reddington.

(7)
Represents insurance premiums of $1,102 paid by the Company with respect to group life insurance for the benefit of Dr. Reddington. Excludes approximately $59,000 of used lab equipment that the Company  purchased from DiagXotics, Inc. where Dr. Reddington had served as Chief Executive Officer for over 15 years until July 2005.

(8)
Represents (i) payment of $46,530 for moving expenses during fiscal year ended June 30, 2005; and (ii) insurance premiums of $1,242 paid by the Company with respect to group life insurance for the benefit of Dr. Reddington.

(9)
Represents (i) severance payment of $213,200 per severance and change of control agreement. Mr. Markey’s employement with the Company was terminated on October 31, 2006; (ii) payment of $24,600 for accrued vacation; and (iii) insurance premiums of $333 paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

(10)	Represents insurance premiums of $845 paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

(11)	Represents insurance premiums of $856 paid by the Company with respect to group life insurance for the benefit of Mr. Markey.

Stock Option Grants and Exercises

The Company grants options to its executive officers under its 1997 Equity Incentive Plan and its 2001 Nonstatutory Incentive Plan. As of June 30, 2007, options to purchase a total of 2,347,244 shares were outstanding under the 1997 Equity Incentive Plan and the 2001 Nonstatutory Incentive Plan and options to purchase 1,892,551 shares remained available for grant thereunder.

The Company did not grant any stock options to the named executive officers during the fiscal year ended June 30, 2007. The following tables show for the fiscal year ended June 30, 2007, certain information regarding options exercised by, and held at year end by, the named executive officers:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)	Number of Securities Underlying Unexercised Options at June 30, 2007 (#) Exercisable/ Unexercisable		Value of Unexercised In-the-Money Options at June 30, 2007(2) ($) Exercisable/ Unexercisable
Benjamin F. McGraw III, Pharm.D.	—	—	948,198/345,981		$0/0
Joseph A. Markey	—	—	328,337/0	(3)	$0/0
John J. Reddington, Ph.D., DVM	—	—	502,000/0	(4)	$0/0

(1)	None of the executive officers exercised any options in the last fiscal year.

(2)	Calculated on the fair market value of the Company’s common stock on June 30, 2007, which was $0.16, minus the exercise price of the options.

(3)
In accordance with the change of control and severance agreement, all outstanding stock options held by Mr. Markey became fully vested and exercisable on October 31, 2006, the date of the termination of Mr. Markey’s employment with the Company.

(4)
In accordance with the change of control and severance agreement, all outstanding stock options held by Dr. Reddington became fully vested and exercisable on October 31, 2006, the date of the termination of Dr. Reddington’s employment with the Company.

Change of Control and Severance Agreements

In May 2006, the Company entered into Severance and Change of Control agreements with each of Benjamin F. McGraw III, the President and Chief Executive Officer of the Company, John J. Reddington, the Chief Operating Officer of the Company, and Joseph A. Markey, the Vice President of Finance and Administration of the Company. The term of the each such agreement is for two years from May 12, 2006, unless extended by mutual agreement by the Company and such executive officer or unless earlier terminated, as described below.

Each agreement provides that, if the Company terminates such executive officer’s employment during the term for any reason other than for cause, disability or death, then the executive officer shall be entitled to, among other things, the following: (i) the payment of all earned but unpaid base salary and any other benefit due through the date of termination, (ii) a lump sum cash payment in an amount equal to such executive officer’s then current annual base salary, and (iii) notwithstanding any provision to the contrary in any equity award agreement or equity compensation plan, all outstanding equity awards then held by such executive officer shall become fully vested and, if applicable, exercisable with respect to all shares subject thereto immediately prior to the date of termination.

Each agreement also provides that, if such executive officer terminates his employment with the Company for good reason or the Company terminates such executive officer’s employment for any reason other than for cause during the period commencing three months prior to and ending 12 months after a change in control of the Company, such executive officer shall be entitled to, among other things, the following in lieu of the payments described above: (i) the payment of all earned but unpaid base salary and any other benefit due through the date of termination, (ii) a lump sum cash payment in an amount equal to three times such executive officer’s then current base salary, in the case of the agreement with Dr. McGraw, or two times such executive officer’s then current base salary, in the case of the agreements with Dr. Reddington and Mr. Markey, and (iii) notwithstanding any provision to the contrary in any equity award agreement or equity compensation plan, all outstanding equity awards then held by such executive officer shall become fully vested and, if applicable, exercisable with respect to all shares subject thereto immediately prior to the date of termination.  Drs. McGraw and Reddington and Mr. Markey waived the portions of their agreements giving them more than one year’s salary on change of control.

Each agreement further provides that, if such executive officer terminates his employment with the Company without good reason or the Company terminates such executive officer’s employment for cause, then such executive officer will (i) receive his earned but unpaid salary through the date of termination, (ii) all accrued vacation, expense reimbursements and any other benefits due through the date of termination and (iii) not be entitled to any other compensation or benefits from the Company, except as required by law or to the extent provided under any agreement(s) relating to any equity awards.

Each agreement also provides that, for a period commencing on May 12, 2006 and ending 24 months following the date of any termination, such executive officer shall not, directly or indirectly, (i) induce, solicit or encourage any employee of the Company to leave the Company or in any way interfere with the relationship between the Company and any employee thereof or (ii) induce, solicit or encourage any customer, supplier, licensee, licensor, franchisee or other business relation of the Company to cease doing business with the Company or in any way interfere with such relationship.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2007, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at to shares of common stock beneficially owned as of October 1, 2007 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial owner is c/o Urigen Pharmaceuticals, Inc. 875 Mahler Road, Suite 235, Burlingame, CA 94010.

Name	Shares of Common Stock Beneficially Owned	Percentage
William J. Garner M.D, President, Chief Executive Officer and Director	18,476,540	27.6%
Martin E. Shmagin, Chief Financial Officer and Director	2,914,073	4.27%
Terry M. Nida, Chief Operating Officer	3,135,049	4.59%
Benjamin F. McGraw, Pharm.D, Chairman of the Board	*	*
Tracy Taylor, Director	*	*
C. Lowell Parsons, Director	1,802,693	2.64%
George M. Lasezkay, Pharm.D., J.D., Director	*	*
All officers and directors as a group (6 individuals owning stock)	26,328,355	38.56%

* Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.  Each person is deemed to own beneficially shares of common stock which are issuable upon exercise or warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of October 1, 2007.

Equity Compensation Plan Information

The following table sets forth information as of June 30, 2007 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securitiesto be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,492,065	$5.70	1,632,730
Equity compensation plans not approved by security holders(2)	77,344	$7.48.01	612,656
Total	2,569,409	$5.76	2,245,386

(1)
Consists of the 1997 Equity Incentive Plan and the 1998 Non-Employee Directors’ Stock Option Plan. These equity compensation plans are more fully described in Note 2 to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)
In May 2001, the Board of Directors adopted the 2001 Nonstatutory Incentive Plan covering 100,000 shares of common stock of the Company. An additional 590,000 shares were added to the plan as approved by the Board of Directors in May 2003, when the plan was amended and restated. The 2001 Plan provides for grants of nonstatutory stock options, stock bonuses, rights to purchase restricted stock, or a combination of the foregoing, referred to as stock awards, to employees and consultants of the Company who are not officers and directors. The exercise price of options granted under the 2001 Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Options under the 2001 Plan generally vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire ten years after the date of grant or 90 days after termination of employment. Stock awards granted under the plan cannot be repriced without the prior approval of the Company’s stockholders. Upon a change in control of the Company, the surviving corporation or acquiring corporation is required to assume any stock awards outstanding under the 2001 Plan or substitute similar stock awards for any stock awards outstanding. If any surviving or acquiring corporation refuses to assume such Stock Awards or substitute similar stock awards, then such stock awards shall be terminated if not exercised prior to the change of control. Upon a change in control not approved by the Board of Directors, each outstanding stock award shall become fully vested immediately prior to the consummation of such change in control. As of June 30, 2007, options for 77,344 shares had been granted under this plan.

The foregoing summary is qualified in its entirety by reference to the full text of the 2001 Plan. the Company will provide, without charge, to each person to whom this proxy statement is delivered, upon request of such person and by first class mail within one business day of receipt of such request, a copy of the 2001 Plan. Any such request should be directed as follows: Investor Relations, Urigen Pharmaceuticals, Inc., 875 Mahler Road, Burlingame, California 94010; telephone number: (650) 259-0239.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended June 30, 2007, the Company paid an aggregate of approximately $229,000 to the law firm of Latham & Watkins LLP for the provision of legal services during that period. Mr. Mendelson, a former director of the Company, is a partner of Latham & Watkins LLP.

During the fiscal year ended June 30, 2007, the spouse of Joseph A. Markey provided services to the Company for which she was paid approximately $74,000.

The Company has entered into indemnity agreements with each of its executive officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings, which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company’s Bylaws.

We pay a monthly fee of $2,683 to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and CEO of the Company. Mr. Garner owns 18,476,540 shares of common stock. The fees are for rent, telephone and other office services which are based on estimated fair market value. Mr. Garner also received payment for services provided as a consultant to the Company. As of June 30, 2007, Mr. Garner and EGB Advisors, LLC were owed $14,610, collectively.

On November 17, 2006, Urigen, N.A. issued an unsecured promissory note to C. Lowell Parsons, a director of the Company, in the amount of $200,000.  Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  Also, the Company agreed to issue 1,000 shares of Series B Preferred Stock, par value $0.00001 per share.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by the Company for services provided by the Company’s auditor, Burr, Pilger & Mayer LLP, for fiscal year 2007 are as follows:

Audit Fees:   The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended June 30, 2007 were $120,000.
We have not paid any audit related or tax fees to Burr, Pilger & Mayer LLP, for fiscal year 2007.

Fees paid or accrued by the Company, Inc. for services provided by the Company’s former auditor, Ernst & Young LLP, for fiscal year 2006 are as follows:

Audit Fees:   The aggregate fees billed for professional services rendered for the audit of the Company annual financial statements for the fiscal year ended June 30, 2006 and the reviews of the financial statements included in the Company’s Forms 10-Q, issuance of consents and other services in connection with statutory and regulatory filings and accounting consultations in connection with or arising as a result of the audits and quarterly review of the financial statements for that fiscal year were $336,130.

 Audit-Related Fees:   The aggregate fees billed for audit-related services were $27,000 for the fiscal year ended June 30, 2006. Audit-related fees consist of fees for services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” All of the audit-related fees in fiscal 2006 relate to services rendered for the audit of the Company’s employee benefit plans.

Tax Fees:   The aggregate fees billed for services for tax compliance was $28,100 for the fiscal year ended June 30, 2006.

During Fiscal 2006, all services provided by Ernst & Young were pre-approved by the Audit Committee.
Pursuant to our Audit Committee Charter, before the independent auditor is engaged by Valentis to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent auditor. The Audit Committee has established a pre-approved policy and procedure where pre-approval of specific audit and non-audit services that equal or are not expected to exceed $30,000 is not required so long as the Audit Committee is informed of each service provided by the independent auditor and such policies and procedures do not result in the delegation of the Audit Committee’s responsibilities under the Securities Exchange Act of 1934, as amended. Audit and non-audit services expected to exceed $30,000 require pre-approval of such audit and non-audit services by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. Audit Committee pre-approval of non-audit services other than review and attest services also is not required if such services fall within available exceptions established by the Securities and Exchange Commission.

PART IV

ITEM15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Index to Financial Statements

The Financial Statements and report of independent auditors required by this item are submitted in a separate section beginning on page 62 of this Report.

(a)(2)        No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)        Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(10)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(3)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(4)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
	3.5	Certificate of Merger of Valentis, Inc. and Urigen Pharmaceuticals, Inc. filed July 19, 2007**
(26)	3.6	Amended and Restated Certificate of Designation filed July 31, 2007
	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen stock certificate.
(1)	4.3	Amended and Restated Investor Rights Agreement, dated as of May 23, 1997, between the Registrant and the investors named therein.
(3)	4.4	Form of Common Stock Purchase Warrant, Class A.
(3)	4.5	Form of Common Stock Purchase Warrant, Class B.
(10)	4.6	Stock Issuance and Restriction Agreement between the Registrant and The Woodlands, dated September 4, 2003.
(4)	10.1	Amended and Restated 1997 Equity Incentive Plan.
(1)	10.2	Form of Incentive Stock Option Grant.
(1)	10.3	Form of Non-Incentive Stock Option.
(1)	10.4	1997 Employee Stock Purchase Plan.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(1)	10.6	Letter Agreement between the Registrant and Benjamin F. McGraw III, Pharm.D.
(1)	10.7	Lease Agreement between the Registrant and Provident Life and Accident Insurance Company (Provident), dated December 21, 1993.
(1)	10.8	Lease Agreement between the Registrant and SFO Associates LLC (SFO Associates), dated March 18, 1997.
(14)	10.9	Fourth Amendment to Lease between the Registrant and ARE-819/863 Mitten Road, LLC (successor in interest to Provident and SFO Associates), dated March 31, 2004.
(2)*	10.10	First Amendment and Restatement of License Agreement between Registrant and Baylor College of Medicine dated March 7, 1994.

(2)*	10.11	First Amendment and Restatement of License Agreement—Woo between Registrant and Baylor College of Medicine dated March 7, 1994.
(2)*	10.12	First Amendment and Restatement of License Agreement—GeneSwitch® between Registrant and Baylor College of Medicine dated March 7, 1994.
(3)	10.13	Form of Subscription Agreement between the Registrant and each of the selling security holders, dated as of November 20, 2000.
(6)	10.14	Amended and Restated 1998 Non-Employee Directors’ Stock Option Plan.
(4)	10.15	Amended and Restated 2001 Nonstatutory Incentive Plan.
(5)	10.16
Form of Amendment, Consent and Waiver Regarding the Subscription Agreement and Certificate of Designations for the Series A Preferred Stock by and among the Company and each holder of the Company’s Series A Convertible Redeemable Preferred Stock.

(7)*	10.17	Form of License and Option Agreement, effective as of December 19, 2002, by and between the Company and Schering AG.
(10)	10.18	Lease Termination Agreement between the Company and The Woodlands, dated September 4, 2003.
(6)	10.19	Amendment to the Amended and Restated 1997 Equity Incentive Plan.
(6)	10.20	2003 Employee Stock Purchase Plan.
(8)	10.21	Securities Purchase Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the purchasers identified on the signature pages thereto.
(8)	10.22	Form of Warrant to purchase Common Stock.
(8)	10.23	Registration Rights Agreement, dated as of December 2, 2003, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.24	Securities Purchase Agreement, dated as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(9)	10.25	Form of Warrant to purchase Common Stock.
(9)	10.26	Registration Rights Agreement, made and entered into as of June 7, 2004, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.27	Securities Purchase Agreement, dated as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
(11)	10.28	Form of Warrant to purchase Common Stock.
(11)	10.29	Registration Rights Agreement, made and entered into as of June 24, 2005, by and among Valentis, Inc. and the Purchasers signatory thereto.
(12)	10.30	Securities Purchase Agreement, dated March 21, 2006, by and among Valentis, Inc. and the Purchasers signatory thereto.
(12)	10.31	Form of Warrant to purchase Common Stock.
(12)	10.32	Registration Rights Agreement, dated March 21, 2006, by and among Valentis, Inc. and the Purchasers signatory thereto.
(13)	10.33	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and Benjamin F. McGraw III.
(13)	10.34	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and John J. Reddington.
(13)	10.35	Severance and Change of Control Agreement, dated May 12, 2006, between Valentis, Inc. and Joseph A. Markey.
(15)		Agreement and Plan of Merger with Urigen, N.A and Valentis Holdings, Inc. dated as of October 5, 2006
(16)		Technology Transfer Agreement between Valentis, Inc. and Genetronics, Inc. dated as of October 16, 2006
(17)		Asset Transfer Agreement, dated as of October 26, 2006, by and between Valentis, Inc. and Biolitec, Inc.

(17)		Asset Purchase Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc.
(17)		Asset Transfer Agreement, dated as of October 27, 2006 by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc.
(17)		License Agreement, dated as of October 27, 2006, by and between Valentis, Inc. and Juvaris Biotherapeutics, Inc.
(18)		Technology Transfer Agrement, Inc. dated as of October 24, 2006 by and between Valentis, Inc. and Vical Incorporated
(18)		License Agreement dated as of October 23, 2006, by and between Valentis, Inc. and Vical Incorporated
(19)		Agreement for termination of Lease and Voluntary Surrender of Premises, dated as of October 30, 2006, by and between Valentis, Inc. and ARE 819/863 Mitten Road, LLC
(20)		Non-Exclusive License Agreement dated as of January 8, 2007 by and between Valenits, Inc. and Althea Technologies, Inc.
(21)		Asset Purchase Agreement, effective as of January 26, 2007, as amended by and between Valentis, Inc. and Medarex, Inc.
(22)		Waiver, Consent and Amendment to Agreement and Plan of Merger dated as of February 1, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc.
(23)		Second Amendment to Agreement and Pan of Merger, dated as of March 28, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc.
(24)		Exclusive License Agreement, dated as of April 12, 2007, by and between Valentis, Inc. and Acacia Patent Acquisition Corporation
(25)		Third Amendment to Agreement and Plan of Merger, dated as of May 14, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc.
(26)		Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)		Registration Rights Agreement dated as of August 1, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)		Form of Warrant issued to Platinum-Montaur Life Sciences, LLC
(27)		Amendment to Agreement between Valentis, Inc., Acacia Patent Acquisition Corporation and Urigen Pharmaceuticals, Inc.
	21.1	Subsidiaries of the Registrant
	23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.**
	23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.**
	24.1	Power of Attorney (included on signature page herewith).
	31.1	Certification of Principal Executive Officer Section 302.**

31.2	Certification of Principal Financial Officer Section 302.**
32.1	Certification of Principal Executive Officer Section 906.**
32.2	Certification of Principal Financial Officer Section 906.**

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-32593) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to GeneMedicine’s Registration Statement on Form S-1 (No. 33-77126) or amendments thereto and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-54066) filed with the SEC on January 19, 2001 and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 0-22987) for fiscal year ended June 30, 2002 and incorporated herein by reference.

(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on December 12, 2002.

(6)	Incorporated by reference to the Company’s Definitive Proxy Statement on Form DEF 14A (SEC File No. 000-22987), filed with the Securities and Exchange Commission on May 5, 2003.

(7)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on December 31, 2003 and incorporated herein by reference.

(9)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on June 14, 2004 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 000-22987) for fiscal year ended June 30, 2003 and incorporated herein by reference.

(11)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 2005 and incorporated herein by reference.

(12)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on March 22, 2006 and incorporated herein by reference.

(13)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission September 26, 2005 and incorporated herein by reference.

(15)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 and incorporated herein by reference.

(16)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006 and incorporated herein by reference.

(17)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2006 and incorporated herein by reference.

(18)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2006 and incorporated herein by reference.

(19)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2006 and incorporated herein by reference.

(20)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007 and incorporated herein by reference.

(21)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007 and incorporated herein by reference.

(22)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007 and incorporated herein by reference.

(23)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and incorporated herein by reference.

(24)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2007 and incorporated herein by reference.

(25)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by reference.

(26)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

(27)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007 and incorporated herein by reference.

*	Confidential treatment granted pursuant to a Confidential Treatment Order for portions of this document.

**	Filed herewith

†	Confidential treatment has been requested with respect to certain portions of this Exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 5, 2007.

/s/Martin Shmagin	/s/ William J. Garner, MD
MARTIN E. SHMAGIN	WILLIAM J. GARNER, MD
Chief Financial Officer	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William J. Garner, MD and Martin Shmagin, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William J. Garner	President and Chief Executive Officer	October 5, 2007
WILLIAM J. GARNER, MD	(Principal Executive Officer)
/s/ Martin E. Shmagin	Chief Financial Officer and Director	October 5, 2007
MARTIN E. SHMAGIN	(Principal Financial and Accounting Officer)
/s/ George M. Lasezkay	Chairman of the Board of Directors	October 5, 2007
GEORGE M. LASEZKAY	Director
/s/ C. Lowell Parsons	Director	October 5, 2007
C. LOWELL PARSONS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.)

We have audited the accompanying consolidated balance sheet of Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) and its subsidiary (the “Company”) as of June 30, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) and its subsidiary as of June 30, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16 to the consolidated financial statements, effective July 13, 2007, the Company completed a reverse merger with Urigen N.A.., Inc. a private, development stage company and changed its name to Urigen Pharmaceuticals, Inc. on July 30, 2007.

October 2, 2007	By:	/s/ Burr, Pilger & Mayer LLP

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.)

We have audited the accompanying consolidated balance sheet of Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) as of June 30, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) will continue as a going concern. As more fully described in Note 1, the Company has incurred losses since inception, including a net loss of $15.3 million for the year ended June 30, 2006 and its accumulated deficit was $240 million at June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Urigen Pharmaceuticals, Inc. (formerly Valentis, Inc.) changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

September 27, 2006	By:	/s/ Ernst & Young LLP

URIGEN PHARMACEUTICALS, INC. (formerly Valentis, Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,
	2007		2006
ASSETS
Current assets:
Cash and cash equivalents		$478	$3,598
Short-term investments		―	750
Interest and other receivables		―	87
Prepaid expenses and other current assets		217	280
Total current assets		695	4,715
Property and equipment, net		5	37
Goodwill		409	409
Other assets		―	97
Total assets		$1,109	$5,258
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$91
Accrued compensation		174	889
Accrued clinical trial costs		12	730
Other accrued liabilities		312	705
Note payable to related party		176	―
Total current liabilities		674	2,415
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 190,000,000 shares authorized; 17,062,856 and 17,087,737 shares issued and outstanding at June 30, 2007 and 2006, respectively		17	17
Additional paid-in capital		244,818	243,493
Accumulated other comprehensive loss		(693)	(693)
Accumulated deficit		(243,707)	(239,974)
Total stockholders’ equity		435	2,843
Total liabilities and stockholders’ equity		$1,109	$5,258

See notes to accompanying financial statements

URIGEN PHARMACEUTICALS, INC. (formerly Valentis, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended June 30,
	2007	2006	2005
License and milestone revenue	$571	$627	$1,640
Contract research revenue	―	100	476
Other revenue	—	—	61
Total revenue	571	727	2,177
Costs and operating expenses:
Cost of contract research revenue	―	93	521
Research and development	872	10,847	8,823
General and administrative	4,783	5,368	4,109
Restructuring charges	1,029	―	―
Total operating expenses	6,684	16,308	13,453
Loss from operations	(6,113)	(15,581)	(11,276)
Interest income	39	279	285
Other income and expense, net	2,341	(35)	(92)
Net loss	$(3,733)	$(15,337)	$(11,083)
Basic and diluted net loss per share	$(0.22)	$(0.99)	$(0.85)
Shares used in computing basic and diluted net loss per common share	17,052	15,453	13,028

See notes to accompanying financial statements

URIGEN PHARMACEUTICALS, INC. (formerly Valentis, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2004	12,996,607	$13	$232,137	$(706)	$(213,554)	$17,890
Issuance of common stock pursuant to Employee Stock Purchase Plan and 401(k) Plan	34,981	—	80	—	—	80
Stock options and warrants granted to non-employees for services rendered	—	—	516	—	—	516
Stock issued to non-employees for services rendered	18,796	—	52	—	—	52
Disgorgement of Short-Swing Profits	—	—	29	—	—	29
Exercise of warrants	102,155	—	198	—	—	198
Private placement of common stock and warrants, net of issuance costs of $324	1,680,840	2	3,877	—	—	3,879
Comprehensive loss:
Net loss	—	—	—	—	(11,083)	(11,083)
Net unrealized gain on available for sale securities	—	—	—	8	—	8
Total comprehensive loss						(11,075)
Balances at June 30, 2005	14,833,379	15	236,889	(698)	(224,637)	11,569
Issuance of common stock pursuant to Stock Plans and 401(k) Plan, net	154,358	—	85	—	—	85
Stock-based compensation expenses—non-employees	—	—	63	—	—	63
Stock-based compensation expenses—employees	—	—	1,447	—	—	1,447
Private placement of common stock and warrants, net of issuance costs of $239	2,100,000	2	5,009	—	—	5,011
Comprehensive loss:
Net loss	—	—	—	—	(15,337)	(15,337)
Net unrealized gain on available for sale securities	—	—	—	5	—	5
Total comprehensive loss						(15,332)
Balances at June 30, 2006	17,087,737	17	243,493	(693)	(239,974)	2,843
Stock-based compensation expenses—non-employees	—	—	1	—	—	1
Stock-based compensation expenses—employees	—	—	1,335	—	—	1,335
Repurchases	(24,881)	—	(11)	—	—	(11)
Comprehensive loss:
Net loss	—	—	—	—	(3,733)	(3,733)
Total comprehensive loss						(3,733)
Balances at June 30, 2007	17,062,856	$17	$244,818	$(693)	$(243,707)	$435

See notes to accompanying financial statements

URIGEN PHARMACEUTICALS, INC. (formerly Valentis, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(3,733)	$(15,337)	$(11,083)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	10	35	48
Gain on disposal of assets	(582)	—	—
Stock options, stock and warrants granted to non-employees for services rendered	1	63	529
Employee stock-based compensation	1,335	1,447	—
401(k) stock contribution matching expense	―	62	55
Changes in operating assets and liabilities:
Interest and other receivables	87	270	(167)
Prepaid expenses and other current assets	63	57	(32)
Deferred revenue	—	—	(100)
Other assets	97	400	—
Accounts payable	(91)	(174)	58
Accrued liabilities	(1,650)	6	(1,376)
Net cash used in operating activities	(4,463)	(13,171)	(12,068)
Cash flows from investing activities:
Purchase of property and equipment	―	(33)	(8)
Proceeds from sale of property and equipment	604	—	—
Purchases of available-for-sale investments	―	(5,522)	(10,474)
Maturities of available-for-sale investments	750	8,425	17,768
Net cash provided by investing activities	1,354	2,870	7,286
Cash flows from financing activities:
Proceeds from issuance of common stock	―	5,034	4,131
Common stock repurchases	(11)	―	―
Net cash provided by (used in) financing activities	(11)	5,034	4,131
Net decrease in cash and cash equivalents	(3,120)	(5,267)	(651)
Cash and cash equivalents, beginning of year	3,598	8,865	9,516
Cash and cash equivalents, end of year	$478	$3,598	$8,865
Supplemental disclosure of cash flow information:
Income taxes and Interest paid	$—	$—	$—
Schedule of non-cash transactions:
Pre-paid expenses recorded for stock issued to a non-employee for services rendered	$—	$—	$39
Conversion of accrued bonus liability to a note payable	$176	$—	$—

See notes to accompanying financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

On October 5, 2006, Valentis, Inc. (“Valentis” or “the Company”) entered into an Agreement and Plan of Merger, as subsequently amended (the “ Merger Agreement ”) with Urigen N.A., Inc., a Delaware corporation (“ Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings ”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A., (“the Merger”) with Urigen N.A. surviving as Valentis, Inc.’s wholly-owned subsidiary. In connection with the Merger, an aggregate of 51,226,679 shares of Valentis common stock were issued to the Urigen N.A. stockholders.  On July 30, 2007 Valentis, Inc. changed its name to Urigen Pharmaceuticals, Inc.

From and after the Merger, the business of the combined company is principally conducted through Urigen N.A.  The accompanying consolidated financial statements reflect the accounts of Valentis, Inc. and its wholly owned subsidiary PolyMASC Pharmaceuticals plc. (“PolyMASC”).  All significant intercompany transactions have been eliminated.

Valentis was previously formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. Valentis was incorporated in Delaware. In August 1999, the Company acquired U.K.-based PolyMASC.  The Company is located in Burlingame, California, where its headquarters and business operations are located.

Valentis was a biotechnology company that was previously engaged in the development of innovative products for peripheral artery disease, or PAD. PAD is due to chronic inflammation of the blood vessels of the legs leading to the formation of plaque, which obstructs blood flow.

On July 11, 2006 Valentis announced negative results for its Phase IIb clinical trial of VLTS 934 in PAD. Valentis also announced that it has no plans for further development of the product.

Except for the quarter ended September 30, 2003, in which the Company reported net income of approximately $3.4 million resulting principally from the $6.5 million non-recurring license revenue recognized under the license and settlement agreement with ALZA Corporation, Valentis has experienced net losses since its inception through June 30, 2007, and reported a net loss of $3.7 million for the fiscal year ended June 30, 2007. The accumulated deficit was $243.7 million at June 30, 2007. At June 30, 2007, Valentis had $478,000 in cash and cash equivalents.  Management’s plans for future funding of the Company include raising additional financing (see Note 16) and raising funds through sale of a current license and entering licensing and distribution agreements outside the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed above.

Foreign Currency Translation

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

The Company also had licensed technology to various biotechnology, pharmaceutical and contract manufacturing companies. Under these arrangements, the Company received nonrefundable license payments in cash. These payments are recognized as revenue when received, provided the Company has no future performance or delivery obligations under these agreements. Otherwise, revenue is deferred until performance or delivery is satisfied. Certain of these license agreements also provided the licensee an option to acquire additional licenses or technology rights for a fixed period of time. Fees received for such options were deferred and recognized at the time the option is exercised or expires unexercised. Additionally, certain of these license agreements involved technology that the Company has licensed or otherwise acquired through arrangements with third parties pursuant to which the Company was required to pay a royalty equal to a fixed percentage of amounts received by the Company as a result of licensing this technology to others. Such royalty obligations were recorded as a reduction of the related revenue. Furthermore, the Company received royalty and profit sharing payments under a licensing agreement with a contract manufacturing company. Royalty and profit sharing payments were recognized as revenue when received. The Company also provided contract research services for research and development manufacturing of biological materials for other companies. Under these contracts, the Company generally received payments based on a contractual cost per full-time equivalent employee working on the project. Revenue was recognized for actual research work performed during the period.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company believes the accrual for clinical trial expense represents its most significant estimate used in the preparation of its consolidated financial statements. The Company’s accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. The Company has a history of contracting with third parties that perform various clinical trial activities on behalf of the Company in the ongoing development of its biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. The Company determines its estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of the Company’s clinical trial accrual policy is to reflect the appropriate trial expenses in its consolidated financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, the Company accrues expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) or (“FAS 123R”), “Share-Based Payment”. FAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments, including stock options and employee stock purchase plans. FAS 123R permits public companies to adopt its requirements using either the modified prospective or modified retrospective transition method.

The Company adopted FAS 123R on July 1, 2005 using the modified prospective transition method, which requires that stock-based compensation cost be recognized for all awards granted, modified or settled after the effective date as well as for all awards granted to employees prior to the effective date that remain unvested as of the effective date (see Note 11 for more information).

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

The Company classifies its cash equivalents and investments as “available-for-sale.” Such investments are recorded at fair value, determined based on quoted market prices, and unrealized gains and losses, which are considered to be temporary, are recorded as other comprehensive income (loss) in a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific identification method.

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

Goodwill and Intangible Assets

Goodwill consists of the goodwill related to the Company’s acquisition of PolyMASC. Prior to July 1, 2002, amortization of goodwill and purchased intangibles was calculated on the straight-line basis over the estimated useful lives of the intangible assets of three years, and amortization of assembled workforce and goodwill was included as a separate item on the Consolidated Statements of Operations. Effective July 1, 2002, assembled workforce and goodwill are no longer being amortized but are subject to an impairment analysis on at least an annual basis in accordance with the requirements of Statement of Financial Accounting Standards No. 142, (“SFAS 142”) “Goodwill and Other Intangible Assets”. The Company performed impairment analyses in accordance with SFAS 142 at June 30, 2007, 2006 and 2005, and determined that in each case goodwill was not impaired.

Long-Lived Assets

The Company accounts for its long-lived assets under Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. In accordance with SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The Company’s long-lived assets consist primarily of machinery and equipment.

Net Loss Per Share

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to the Company’s right of repurchase. Diluted earnings per share include the effect of options and warrants, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Year ended June 30,
	2007	2006	2005
Net loss	$(3,733)	$(15,337)	$(11,083)
Basic and Diluted:
Weighted average shares of common stock outstanding	17,078	15,537	13,123
Less: Shares in escrow, subject to return	―	(2)	(2)
Less: Shares subject to repurchase	—	—	(93)
Less: Shares subject to forfeiture	(26)	(82)	—
Weighted-average shares of common stock used in computing net loss per share	17,052	15,453	13,028
Basic and diluted net loss per share	$(0.22)	$(0.99)	$(0.85)

The computation of basic net loss per share excludes the following shares of common stock, which were outstanding but held in escrow or subject to the Company’s right to repurchase or forfeiture:

•
A total of 2,106 shares of common stock issued in December 2002 in partial consideration for a license agreement. The 2,106 shares of common stock were returned to the Company and cancelled upon termination of the license agreement in October 2006.

•	92,500 weighted average shares of common stock that were subject to a repurchase option of the Company as of June 30, 2005.

•	A weighted average total of 26,308 and 82,330 shares of common stock that were subject to shares vesting based on continued employment during the year ended June 30, 2007 and 2006, respectively.

The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive.

•
Options to purchase 2,569,409 shares of common stock at a weighted average price of $5.76 per share, options to purchase 3,717,787 shares of common stock at a weighted average price of $6.14 per share and options to purchase 2,319,674 shares of common stock at a weighted average price of $8.45 per share at June 30, 2007, 2006 and 2005, respectively.

•
Warrants to purchase 4,724,944 shares of common stock at a weighted average price of $3.84 per share at June 30, 2007 and 2006 and warrants to purchase 3,666,575 shares of common stock at a weighted average price of $4.09 per share at June 30, 2005.

The options, common stock warrants, and shares of outstanding common stock subject to share vesting will be included in the calculation of loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

401(k) Plan

In April 1997, the Board of Directors adopted the 1997 Valentis, Inc. 401(k) Plan (the “401(k) Plan”) in accordance with Section 401(k) of the Internal Revenue Code. All employees who complete at least 1,000 hours of service during the year are eligible to participate in the 401(k) Plan. Participants may elect to have up to 75% of their annual salary, not to exceed the annual dollar limit set by law, deferred and contributed to the 401(k) Plan. The Company has the discretion to make a matching contribution in common stock each year for every dollar contributed to the 401(k) Plan. The stock match vests according to the employee’s years of employment with the Company. In August 2006, The Company terminated the 401(k) Plan and the assets of the 401(k) Plan were liquidated and distributed to each participant.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements “ (SFAS No. 157)”, which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

 In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted the provisions of SAB 108 in fiscal year ended June 30, 2007 and it had no impact on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Business Segments

The Company has no product revenue and operated in one business segment, the research and development of cardiovascular therapeutics and associated delivery systems. Following the announcement of negative results in its Phase IIb clinical trial of VLTS 934 in PAD in July 2006, the Company ceased all activities on the research and development of cardiovascular therapeutics and associated delivery systems and sold most of the related potential products and technologies.  The Company currently operates in one business segment, the design and implementation of innovative products for patients with urological ailments.

Reclassifications

In fiscal year 2007, the Company changed its classification of patent costs to be a general and administrative expense, which had previously been classified as a research and development expense. This is consistent with Statement of Financial Accounting Standard No. 2 (“SFAS No. 2”) on Accounting for Research and Development Costs”. SFAS No. 2 requires that research and development costs exclude legal work in connection with patent applications, litigation and the sale or licensing of patents. The Company made the reclassification to better reflect the legal expenses incurred related to active research and development activities as legal expenses which are more administrative in nature and accordingly should be charged to general and administrative expense. The impact of this reclassification on the Company’s previously reported research and development and general and administrative expenses in the years ended June 30, 2006 and 2005 is as follows:

	Year ended	Year ended
(in thousands)	June 30, 2006	June 30, 2005

Research and development as previously reported	$11,228	$9,169
Reclassification of patent expense	(381)	(346)
Research and development as currently reported	$10,847	$8,823

General and administrative as previously reported	$4,987	$3,763
Reclassification of patent expense	381	346
General and administrative as currently reported	$5,368	$4,109

2.	FINANCIAL INSTRUMENTS

At June 30, 2007 and 2006, financial instruments held by the Company consist of the following (in thousands):

	Amortized Cost		Unrealized Gain/(Loss)	Estimated Fair Value
June 30, 2007
Money market mutual funds		$1	$—		$1
Commercial paper		―	—		―
Corporate debt securities		―	—		―
		1	—		1
Less amounts classified as cash equivalents		(1)	—		(1)
Total short-term investments	$	―	$—	$	―
June 30, 2006
Money market mutual funds		$2,936	$—		$2,936
Commercial paper		699	—		699
Corporate debt securities		750	—		750
		4,385	—		4,385
Less amounts classified as cash equivalents		(3,635)	—		(3,635)
Total short-term investments		$750	$—		$750

Unrealized gains or losses have not been material and have been presented net. There were no realized gains or losses in any period presented. The Company’s cash and cash equivalents, interest and other receivables, accounts payable and note payable are carried at historical cost, which approximates fair value because of the short-term nature of these accounts.

3.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	June 30,
	2007	2006
Machinery and equipment	$205	$6,309
Furniture and fixtures	43	1,262
Leasehold improvements	―	9,868
	248	17,439
Less accumulated depreciation and amortization	(243)	(17,402)
Property and equipment, net	$5	$37

4.	GOODWILL

At June 30, 2007 and 2006, goodwill is associated with the acquisition of PolyMASC Pharmaceuticals, plc. in fiscal 2000. The Company performed impairment analyses in accordance with SFAS 142 and determined that goodwill was not impaired during any of the periods presented.

5.	OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

	June 30,
	2007		2006
Accrued research and development expenses	$	―	$172
Accrued rent		―	50
Accrued property and use taxes		―	98
Accrued legal expenses		11	124
Accrued accounting fees		100	194
Accrued SEC filing related costs		181	―
Other		20	67
Total		$312	$705

6.	NOTE PAYABLE TO RELATED PARTY

In June, 2007, Valentis, upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., Valentis’ Chief Executive Officer, President and Treasurer, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. The note bears interest at the rate of 5.0% per annum, may be prepaid by Valentis in full or in part at any time without premium or penalty and is due and payable in full on December 25, 2007.

7.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes to stockholders’ equity of the Company that are excluded from net loss. The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2007	June 30, 2006
Unrealized loss on available-for-sale securities	$—	$―
Foreign currency translation adjustments	(693)	(693)
Accumulated other comprehensive loss	$(693)	$(693)

The Company’s wholly owned subsidiary has been inactive in June 30, 2007 and 2006 which is why there is no change in foreign currency translation adjustments during these years.

8.	STOCKHOLDERS’ EQUITY

Common Stock

In June 2005, the Company completed a private placement, in which the Company issued and sold 1,680,840 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 840,420 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $3.9 million. The warrants are exercisable at $3.51 per share. In addition, the Company issued to the designees of Reedland Capital Partners, the placement agent of the private placement, warrants to purchase 63,000 shares of common stock at $3.29 per share, exercisable for a five-year period.

In March 2006, the Company completed an additional private placement, in which the Company issued and sold 2,100,000 shares of the Company’s common stock and warrants, exercisable for a five-year period, to purchase up to 1,050,000 additional shares of the Company’s common stock at $2.50 per unit, for net proceeds of approximately $5.0 million. The warrants are exercisable at $3.00 per share. In addition, the Company issued to the designees of Griffin Securities, Inc., the placement agent of the private placement, warrants to purchase 22,500 shares of common stock at $3.00 per share, exercisable for a five-year period.

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

Stock Issued Under the Valentis Inc. 401(k) Plan

Pursuant to the Valentis, Inc. 401(k) Plan (the “401(k) Plan”), the Company made matching contributions to all eligible participants who had elective deferrals during calendar year 2005 and 2004, equal to 25% of each such eligible participant’s elective deferrals during such year in the form of shares of the Company’s common stock. In fiscal year 2006, Valentis contributed 24,336 shares of its common stock to the 401(k) Plan as the Company’s fiscal year 2006 matching contributions. In fiscal year 2005, Valentis contributed 20,016 shares of its common stock to the 401(k) Plan as the Company’s fiscal year 2005 matching contributions. Compensation expense related to this match was approximately $62,000 and $55,000 in fiscal year 2006 and 2005, respectively.  In August 2006, the Company terminated the 401(k) Plan and the assets of the 401(k) Plan were liquidated and distributed to each participant.  The Company did not make any matching contributions in fiscal year 2007.

Shares of Common Stock Reserved for Issuance

At June 30, 2007, shares of common stock reserved for future issuance are as follows:

Number of shares
Common stock warrants	4,749,075
Employee stock purchase plan	515,500
Stock option plans	4,858,190
Total	10,122,765

9.	COLLABORATIVE, LICENSE AND RESEARCH AGREEMENTS

Revenue recognized in the fiscal years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	Year ended June 30,
	2007	2006	2005
License and milestone revenue:
GeneSwitch® gene regulation licenses	$83	$393	$1,021
PINC™ gene delivery technology licenses	33	114	619
PEGylation technology licenses	85	120	—
Manufacturing technology license	370	—	—
	571	627	1,640
Contract research revenue	—	100	476
Other revenue	—	—	61
Total	$571	$727	$2,177

To date, substantially all revenue has been generated by collaborative research and development agreements, from corporate partners, and from licensees, and only minimal revenue has been generated from royalties on sales of the GeneSwitch® gene regulation system to the research market. Under the terms of corporate collaborations, the Company historically received research and development funding on a quarterly basis in advance of associated research and development costs.

License-out agreements

The Company had licensed-out its proprietary GeneSwitch® gene regulation technology on a non-exclusive basis to Wyeth-Ayerst Laboratories, GlaxoSmithKline, LARNAX GmbH, Schering AG and Organon Laboratories, LTD for research purposes. In addition, the Company had licensed its gene delivery technology on a non-exclusive basis to IDM Pharma, Inc and on a exclusive basis to Juvaris BioTherapeutics. Further, the Company had licensed to Schering AG the exclusive, worldwide rights to its GeneSwitch® gene regulation and gene delivery technologies to develop and commercialize two gene-based therapeutic products. These agreements generally included (i) up front payments and annual maintenance fees; and, (ii) milestone and royalty payments. The Company had also established a non-exclusive cross license with Genzyme Corporation in which Genzyme receives rights to GeneSwitch® gene regulation technology for research use and the Company receives certain rights to Genzyme’s plasmid DNA manufacturing technology.

As part of its efforts seeking strategic opportunities following the announcement of negative results in its Phase IIb clinical trial of VLTS 934 in PAD in July 2006, Valentis sold its intellectual property rights related to all of the above technologies.

During fiscal 2007, the Company licensed-out its manufacturing plasmid DNA technologies to several companies on a non-exclusive, worldwide, royalty-free, fully paid up basis. In addition, the Company granted a license to Acacia Patent Acquisition Corporation (“APAC”) for the purpose of asserting Valentis’ patents related to its plasmid DNA manufacturing technologies. APAC agreed to pay Valentis a continuing royalty equal to fifty percent of all amounts and other consideration actually received by APAC from its exercise of rights granted in the license, less APAC costs incurred.

Revenues, in aggregate, recognized from license agreements were approximately $571,000, $627,000 and $1.6 million for the fiscal year ended June 30, 2007, 2006 and 2005, respectively.

Contract research agreements

Valentis had entered into contract research agreements with other companies. Under the agreements, we were required to conduct research on the manufacturing of certain biological materials for other companies. For the years ended June 30, 2006 and 2005, we recognized approximately $100,000 and $476,000 of contract research revenue, respectively, based on research performed during the years, and recorded approximately $93,000 and $521,000 of costs of contract research, respectively, which included direct and related overhead expenses incurred and costs of general and administrative support. The Company did not conduct any contract research for other companies during the year ended June 30, 2007.

Sponsored research agreements

Valentis had entered into several sponsored research agreements with universities. These agreements were generally cancelable by either party upon written notice and may be extended by mutual consent of both parties. Research and development expenses were recognized as the related services were performed, generally ratably over the period of service. The Company cancelled these agreements following the announcement of negative results in its Phase IIb clinical trial of VLTS 934 in PAD in July 2006.  There was no expense incurred under these agreements during the fiscal year ended June 30, 2007. Expenses under these agreements were approximately $57,000 and $74,000 for the fiscal years ended June 30, 2006 and 2005, respectively.

10.	RESTRUCTURING CHARGES

Following Valentis’ announcement regarding the results of its clinical trial for VLTS 934 in July 2006, Valentis announced restructuring activities, including a workforce reduction of approximately 55% of its employees on August 18, 2006. Further reductions of approximately 55% of Valentis’ remaining workforce occurred through the end of August and October 2006, including the termination of employment of John J. Reddington, Ph.D., DVM., the Company’s Chief Operating Officer, and Joseph A. Markey, the Vice President of Finance and Administration on October 31, 2006. In July 2007, Valentis terminated the employment of Benjamin F. McGraw, III, its President, Chief Executive Officer and Treasurer.  The total costs associated with the reduction in workforce were approximately $1.03 million, related to severance benefits which have been recognized as restructuring charges and $921,000 has been paid as of June 30, 2007. The remaining unpaid amount of $108,000 as of June 30, 2007 was paid in July 2007.

11.	STOCK-BASED COMPENSATION

In accordance with FAS 123R, the Company recorded approximately $1.3 million of stock-based compensation expenses for the year ended June 30, 2007, of which $164,000 was included in research and development expense and $1.17 million was included in general and administrative expense, and the Company recorded approximately $1.4 million of employee stock-based compensation expenses for the year ended June 30, 2006, of which $503,000 was included in research and development expense and $944,000 was included in general and administrative expense. The adoption of FAS 123R had the impact of a loss of $0.08 and $0.09 on the Company’s net loss per share for the year ended June 30, 2007 and 2006, respectively. The adoption of FAS 123R had no impact on cash flow from operations and cash flow from financing activities for the year ended June 30, 2007 and 2006. As of June 30, 2007, unamortized stock-based compensation expenses of approximately $910,000 remain to be recognized over a weighted-average period of 2.1 years. The Company amortizes stock-based compensation expenses on a straight-line basis over the vesting period.

In October, 2006, the Company terminated the employment of John J. Reddington, Ph.D., DVM., our Chief Operating Officer, and Joseph A. Markey, our Vice President of Finance and Administration.  In accordance with the termination agreements, all outstanding share-based awards held by them became fully vested and the period of time during which they can exercise their stock options was extended to 14 months after the date of termination from 3 months as stated in the stock option grant agreements.  Pursuant to FAS 123R, the Company recorded aggregate incremental costs of approximately $116,000 resulting from the accelerated vesting and the extension of exercise period. The incremental costs of approximately $116,000 were reflected in the stock-based compensation of $1.3 million that was included in the consolidated statement of operations for the year ended June 30, 2007.

The Company did not grant any stock-based awards during the year ended June 30, 2007. The Company estimated the fair value of stock options granted during the year ended June 30, 2006 using the Black-Scholes-Merton option pricing model. The weighted-average assumptions used under this model are as follows: 1) Due to insufficient relevant historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; 2) Expected volatility was estimated to be 143% based on the Company’s historical volatility that matched the expected term; 3) Risk-free interest rate of 4.5% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; 4) The Company assumed a zero percent dividend yield. In addition, under FAS 123R, fair value of stock options granted is recognized as expense over the vesting period, net of estimated forfeitures. Estimated annual forfeiture rate was based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded in the period estimates are revised.

Prior to the adoption of FAS 123R on July 1, 2005, the Company accounted for its stock-based employee compensation expenses under the recognition and measurement provision of APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB 25, if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant, no compensation expense was recognized. The following table illustrates the effect on net loss and net loss per share if the fair value method of FAS 123 had been applied to the year ended June 30, 2005.

Year Ended
June 30, 2005
Net loss applicable to common stockholders—as reported	$(11,083)
Deduct: Stock-based employee stock compensation expense determined under SFAS 123	(3,195)
Net loss applicable to common stockholders—pro forma	$(14,278)
Net loss applicable to common stockholders per share—as reported	$(0.85)
Net loss applicable to common stockholders per share—pro forma	$(1.10)

The weighted-average assumptions used for the valuation of options granted during the years ended June 30, 2005 were as follows: expected term of 4.2 years; risk-free interest rate of 4.22%; expected volatility of 120%; and expected dividend yield of zero percent.

At June 30, 2007, the Company has the following stock-based compensation plans:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of the Company’s stockholders. As of June 30, 2007, an aggregate of 3.7 million shares have been authorized for issuance and options to purchase approximately 2.4 million shares of common stock had been granted under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. Generally, options under the 1998 Non-Employee Directors’ Plan vest monthly over 4 years and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. As of June 30, 2007, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 222,000 shares of common stock had been granted to non-employee directors under the Directors’ Plan.

The 2001 Nonstatutory Incentive Plan, as amended and restated in May 2003 (the “NQ Plan”), provides for grants of nonstatutory stock options to employees, directors and consultants of the Company. The exercise price of options granted under the NQ Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the NQ Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the NQ Plan cannot be repriced without the prior approval of the Company’s stockholders. As of June 30, 2007, an aggregate of 690,000 shares have been authorized for issuance and options to purchase approximately 77,000 shares had been granted under the NQ Plan.

In May 2003, the Board of Directors adopted the 2003 Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 600,000 shares of common stock. The Purchase Plan was approved by stockholders in May 2003 and is qualified under Section 423 of the Internal Revenue Code. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan must be equal to at least 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. 515,500 shares reserved under the Purchase Plan remain available for issuance as of June 30, 2007. Currently none of our employees are participating in the Purchase Plan and there is no remaining employee payroll contributions left in the Purchase Plan.

In fiscal year 2006, the Company granted options to consultants to purchase 50,000 shares of common stock. There were no options granted to consultants in fiscal year 2007 and 2005. Options granted to consultants are periodically revalued as they vest in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services",  using the Black-Scholes option-pricing model. Assumptions used for valuing the options for fiscal 2007 were an estimated volatility of 162%, risk free interest rate of 4.99%, no dividend yield and an expected life of each option of 7.25 years. Assumptions used for valuing the options for fiscal 2006 were an estimated volatility of 133%, risk free interest rate of 4.61%, no dividend yield and an expected life of each option of 7.72 years. Assumptions used for valuing the options for fiscal 2005 were an estimated volatility of 115%, risk free interest rate of 4.26%, no dividend yield and an expected life of each option of 8.74 years. Expenses of approximately $1,000, $63,000, and $63,000 were recognized in fiscal 2007, 2006 and 2005, respectively, related to these grants. All of  the unvested shares related to these options granted to consultants were cancelled in September 2006 due to the termination of consulting agreements.

In August 2004, the Company issued warrants, exercisable at any time for a five-year period, to purchase a total of 100,000 shares of common stock to four individuals who are non-employees of the Company. These warrants are exercisable at $6.30 per share. The Company estimated the fair value of the warrants using the Black-Scholes option-pricing model and recorded the resulting general and administrative expense of $454,000 in the year ended June 30, 2005. Assumptions used for valuing these warrants were an estimated volatility of 96%, risk free interest rate of 3.64%, no dividend yield and an expected life of 5 years.

In April 2005, the Company obtained the consulting services of an investor relations company. Pursuant to a services agreement, the Company paid a cash fee of $100,000 and issued 18,796 shares of the Company’s common stock, at an aggregated fair value of approximately $52,000, to the investor relations company. The total compensation of approximately $152,000 for consulting services was expensed ratably over the term of the agreement of one year. For the year ended June 30, 2006 and 2005, the company recorded $38,000 and $114,000 of general and administrative expenses under this agreement, respectively.

Activity under all option plans for the year ended June 30, 2007, 2006 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in 000s)
Options outstanding at June 30, 2004	1,744,280	$11.24	9.14	$4,832
Options granted	692,354	$6.09
Options forfeited	(116,960)	$36.20
Options outstanding at June 30, 2005	2,319,674	$8.45	8.45	$66
Options granted	1,500,250	$2.91
Options forfeited	(41,428)	$3.91
Options expired	(60,709)	$15.64
Options outstanding at June 30, 2006	3,717,787	$6.14	8.29	$761
Options forfeited	(683,188)	$3.30
Options expired	(465,190)	$12.47
Options outstanding at June 30, 2007	2,569,409	$5.76	7.25	$0.00
Options exercisable at June 30, 2007	2,097,834	$6.26	7.02	$0.00

The weighted average fair value of options granted during the years ended June 30, 2006 and 2005 was $2.69 and $4.76, respectively. Unrecognized compensation with respect to options that will be recognized in future periods was approximately $910,000 at June 30, 2007.

The options outstanding at June 30, 2007 have been segregated into ranges for additional disclosure as follows:

Exercise Price Per Share	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options Vested and Exercisable	Weighted Average Exercise Price
$1.97 – $ 2.75	215,000	8.06	$2.28	149,375	$ 2.27
$2.80 – $ 2.80	371,875	8.00	$2.80	249,479	$ 2.80
$3.14 – $ 3.14	449,875	8.96	$3.14	241,750	$ 3.14
$3.19 – $ 3.39	177,000	5.92	$3.27	177,000	$ 3.27
$3.52 – $ 3.52	451,000	5.93	$3.52	451,000	$ 3.52
$4.70 – $ 4.80	69,000	6.90	$4.76	63,041	$ 4.77
$5.35 – $ 5.35	425,000	6.75	$5.35	425,000	$ 5.35
$6.94 – $ 6.94	21,628	7.00	$6.94	16,618	$ 6.94
$7.02 – $ 7.02	361,000	7.11	$7.02	296,540	$ 7.02
$21.00 – $465.00	28,031	3.44	$156.66	28,031	$156.66
	2,569,409	7.25	$5.76	2,097,834	$6.26

There was no nonvested share activity under our stock option plans during the year ended June 30, 2005. Nonvested share activity under our stock option plans for the years ended June 30, 2006 and 2007 was as follows:

	Nonvested Number of Shares	Weighted Average Grant Date Fair Value
Beginning balance at July 1, 2005	—	—
Grants	106,810	$2.80
Shares vested	(44,508)	$2.80
Ending balance at June 30, 2006	62,302	$2.80
Shares vested	(62,302)	$2.80
Ending balance at June 30, 2007	―	―

There was no unrecognized compensation with respect to nonvested shares at June 30, 2007.

During the year ended June 30, 2006, the Company issued 38,613 shares of common stock to employees under the 2003 Employee Stock Purchase Plan and recorded approximately $43,000 of compensation expenses. The Company did not issue any common stock to employees under the 2003 Employee Stock Purchase Plan during the year ended June 30, 2007 and there was no unrecognized compensation related to common stock issued to employees under the 2003 Employee Stock Purchase Plan at June 30, 2007.

12.	OTHER INCOME AND EXPENSE, NET

For the year ended June 30, 2007, other income and expense, net primarily reflected nonrefundable proceeds received from the sale of most of the Company’s remaining potential products and technologies related to cardiovascular therapeutics and gene delivery and expression  systems and gains from sale of most of our remaining machinery, equipment, furniture and fixtures totaling approximately $2.3 million. These proceeds received or gains were recognized when payments were received, provided Valentis had no future performance or delivery obligations under the agreements. In addition, these proceeds received or gains were classified in other income and expense, net because asset sales were part of the Company’s efforts to pursue strategic opportunities, which include the merger with Urigen N.A.  During the year ended June 30, 2007, the Company sold substantially all of its fixed assets and recognized a gain on the sale of fixed assets of $582,000 that is included in other income.  A summary of the various transactions are as follows:

•
In August 2006, the Company entered into an asset sale agreement with Cobra Biologics Ltd.(“Cobra”).  Pursuant to the agreement, the Company sold to Cobra certain biomanufacturing rights and intellectual property for a purchase price of $300,000. The Company and Cobra completed the transaction in August 2006 and payment of $300,000 was received by the Company and recognized as other income in the quarter ended September 30, 2006.

•
On October 24, 2006, the Company entered into a technology transfer agreement with Vical. Pursuant to the agreement, the Company sold to Vical (i) certain patents and patent applications regarding (a) formulations and methods for the treatment of inflammatory diseases and (b) gene delivery for ischemic conditions, (ii) all intellectual and industrial property owned by the Companys and related to, and reasonably necessary for Vical to take certain actions with respect to, any of the foregoing patents and patent applications and (iii) all rights owned or controlled by the Company relating exclusively to any of the foregoing patents and patent applications, for an aggregate cash purchase price of $30,000. In addition, Vical agreed to assume certain liabilities of the Company relating to the transferred assets. The Company and Vical completed the transaction in October 2006 and payment of $30,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

•
On October 26, 2006, the Company entered into an asset transfer agreement with Biolitec, Inc. (“Biolitec”). Pursuant to the agreement, the Company sold to Biolitec (i) the Company’s PEG liposome patent, (ii) any patents upon which the Company’s PEG liposome patent claims priority, (iii) any corresponding foreign patents, (iv) all files of Valentis and its affiliates relating to any of the foregoing patents and (v) all rights owned or controlled by the Company and its affiliates relating to any of the foregoing patents, for an aggregate cash purchase price of $110,000. In connection with the assets transfer, Biolitec agreed to assume certain liabilities of the Company relating to the transferred assets. The Company and Biolitec completed the transaction in October 2006 and payment of $110,000 was received by the Company and recognized as other income in the quarter ended December 31, 2006.

•
On October 27, 2006, the Company entered into an asset transfer agreement with Juvaris Biotherapeutics, Inc. (“Juvaris”). Pursuant to the agreement, the Company sold to Juvaris (i) the Company’s DOTIM lipid composition patents, (ii) all rights owned or controlled by the Company and its affiliates relating to the Company’s DOTIM lipid composition patents, (iii) any patents or know-how referring to the Company’s DOTIM lipid composition, (iv) certain cell lines and (v) all pre-clinical and clinical data and regulatory filings related to the foregoing assets, for an aggregate cash purchase price of $550,000. In connection with the assets transfer, Juvaris agreed to assume certain liabilities of the Company relating to the transferred assets, and Valentis and Juvaris agreed, as of October 28, 2006, to terminate an existing license agreement between the Company and Juvaris. The Company received a fully non-recoupable and non-refundable deposit of $250,000 in October 2006. The remaining amount of $300,000 was received by the Company upon the completion of the asset transfer agreement in the quarter ended December 31, 2006. The Company recognized $550,000 as other income in the quarter ended December 31, 2006.

•
On October 27, 2006, the Company entered into an asset purchase agreement with Juvaris. Pursuant to the agreement, the Company sold to Juvaris certain of the Company’s machinery, equipment, furniture and other related assets, for an aggregate cash purchase price of $500,000. On December 20, 2006, Valentis entered into an additional asset purchase agreement with Juvaris. Pursuant to the agreement, the Company sold to Juvaris certain of Valentis’ equipment, furniture and other related assets, for an aggregate cash purchase price of $25,000. Valentis and Juvaris completed these two transactions and payments in full were received by the Company in the quarter ended December 31, 2006. In addition, the Company sold certain of its machinery, equipment, furniture and other related assets in an auction conducted in November 2006, from which the Company received net proceeds of $79,000. Based on payments received for the two asset purchase agreements with Juvaris and the net proceeds received from the auction, totaling $604,000, the Company recognized an aggregated gain on sale of assets of $581,000 as other income in the quarter ended December 31, 2006.

•
On October 16, 2006, the Company entered into a technology transfer agreement with Genetronics, Inc. (“Genetronics”). Pursuant to the agreement, the Company (i) sold to Genetronics certain patents, trademarks and intellectual property rights relating to the Company’s PINC™ polymer delivery system, GeneSwitch® gene regulation technology, cationic lipids and gene expression technologies, (ii) sold to Genetronics the Company’s GeneSwitch® product inventory and (iii) sold and assigned to Genetronics a number of existing license agreements between the Company and certain third parties relating to the Company’s PINC™ polymer delivery system and GeneSwitch® gene regulation technology, for an aggregate purchase price of $860,000, of which a portion was offset by an outstanding debt Valentis owed to Genetronics in the amount of $320,000 relating to a 2001 license agreement between the parties. In connection with the technology transfer, Genetronics agreed to assume certain liabilities of the Company relating to the transferred assets, and the Company and Genetronics agreed, as of October 16, 2006, to terminate in its entirety a license agreement between the Company and Genetronics, dated November 14, 2001. The Company received net proceeds of $480,000 in November 2006 and $60,000 in February 2007. Valentis and Genetronics completed the transactions and the Company recognized $540,000 of other income in the quarter ended March 31, 2007.

•
In January 2007, the Company entered into an asset purchase agreement with Medarex, Inc. Pursuant to the agreement, the Company sold to Medarex certain of the Company’s technologies related to the Del-1 gene, Del-1 protein and certain Del-1 antibodies  and related obligations and liabilities for an aggregate purchase price of $250,000. The Company and Medarex completed the transaction in January 2007 and payment of $250,000 was received by the Company and recognized as other income in the quarter ended March 31, 2007.

13.	INCOME TAXES

For financial reporting purposes, loss before taxes includes the following components (in thousands):

	Year ended June 30,
	2007	2006	2005
Pre-tax loss:
United States	$(3,733)	$(15,337)	$(11,083)
Foreign	—	—	—
Total pre-tax loss	$(3,733)	$(15,337)	$(11,083)

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

	June 30,
	2007	2006
Deferred tax assets:
Net operating loss	$84,683	$77,855
Research and development credits	3,993	3,908
Capitalized research and development	20,205	23,292
Other	4	129
Total deferred tax assets	108,885	105,184
Valuation allowance	(108,885)	(105,184)
Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance reflected increases of approximately $3.7 million and $6.1 million during 2007 and 2006, respectively.

As of June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $220.7 million, which expire in the years 2008 through 2027, and federal research and development tax credits of approximately $3.0 million, which expire in the years 2008 through 2027.

As of June 30, 2007, the Company had net operating loss carryforwards for state income tax purposes of approximately $129.4 million, which expire in the years 2008 through 2017, and state research, and development tax credits of approximately $1.6 million, which do not expire.

Utilization of the net operating losses and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

14.	COMMITMENTS AND CONTINGENCIES

Operating Lease

In January 2007, Valentis terminated its existing property leases without any material adverse effect and moved to a nearby office space on a month-to-month basis. Upon the completion of the merger with Urigen N.A. in July 2007, the Company relocated to Urigen N.A.’s office facilities in Burlingame, California. The combined company currently subleases office facilities on a month-to-month basis at a rate of $2,683 per month from EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and CEO of Urigen Pharmaceuticals, Inc.  The sublease is terminable upon 30 days’ notice.

Gross rent expense for the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $780,000, $1.5 million and $1.2 million, respectively. Gross sublease income for the fiscal years ended June 30, 2007, 2006 and 2005 was approximately $462,000, $652,000 and $517,000, respectively.

Restricted Cash

Included in other assets in the consolidated balance sheet as of June 30, 2006 was approximately $58,000 of restricted cash, which was required by Valentis’ bank for the establishment of a standby letter of credit related to the Company’s utility services. In March 2007, the bank released the restrictions on the amount as the standby letter of credit was no longer required by the utility company. Thus, no restricted cash existed at June 30, 2007.

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

Other Acquired Technology

In April 1999, the Company acquired rights to intellectual property related to the DEL-1 gene and protein. DEL-1 is a novel extracellular matrix protein involved in early growth and development of blood vessels and bone that has been demonstrated to have potential application in the treatment of certain vascular diseases by stimulating angiogenesis. The Company was obligated to make payments to Vanderbilt University upon the achievement of certain milestones, to share revenue received from sublicensing at a specified rate, and to make royalty payments on sales of products, if any. As of June 30, 2007, no revenues have been derived from the license of this technology.

In January 2007, Valentis entered into an asset purchase agreement with Medarex, Inc. Pursuant to the agreement, the Company sold to Medarex certain of Valentis’ technologies related to the Del-1 gene, Del-1 protein and certain Del-1 antibodies and related obligations and liabilities. As a result, Valentis is no longer obligated to make any additional payments to Vanderbilt University related to these technologies.

15.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended June 30, 2007, Valentis paid an aggregate of approximately $229,000 to the law firm of Latham & Watkins LLP for the provision of legal services. Mr. Alan C. Mendelson, a former director of Valentis, is a partner of Latham & Watkins LLP.  Mr. Mendelson resigned from the Board of Directors of Valentis in August 2006.

During the fiscal year ended June 30, 2007, the spouse of Joseph A. Markey, Valentis’ former Vice President of Finance and Administration, provided services to Valentis for which she was paid approximately $74,000.

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

16.	SUBSEQUENT EVENTS

On October 5, 2006, Valentis, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger with Urigen N.A., Inc., a Delaware corporation, and Valentis Holdings, Inc., (“Valentis Holdings”) a Delaware corporation and newly formed wholly-owned subsidiary of Valentis (“ Merger Sub ”), as subsequently amended. Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A. with Urigen N.A. surviving as a wholly-owned subsidiary of Valentis. In connection with the Merger, each Urigen N.A. stockholder received, in exchange for each share of Urigen N.A. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of Valentis common stock. At the effective time of the Merger, each share of Urigen N.A. Series B preferred stock was exchanged for 11.277 shares of Valentis common stock. An aggregate of 51,226,679 shares of Valentis common stock were issued to the Urigen N.A. stockholders.

The Merger Agreement was approved by the stockholders of Urigen N.A. at a meeting of the Urigen N.A.’s stockholders on June 28, 2007.  At the meeting, the Urigen N.A.’s Series A shareholders voted to convert the 4,358,938 outstanding shares of Series A preferred stock to common stock at a ratio of one to one.   In addition, the Board of Directors of Urigen N.A. agreed to waive the requirement of approval by the shareholders of Valentis as required by the Merger Agreement.

From and after the Merger, the business of Valentis is principally conducted through Urigen N.A.

On July 26, 2007, the Board of Directors authorized the creation of a series of Preferred Stock of the Company to be named Series B Convertible Preferred Stock, consisting of 210 shares, which have the designation, powers, preferences and relative other special rights and the qualifications, limitations and restrictions as set forth in the Certificate of Designation filed on July 31, 2007.

On July 30, 2007, the Company changed its name to Urigen Pharmaceuticals, Inc. and began trading on the OTC Bulletin Board under the stock symbol URGP.

On July 31, 2007, Urigen Pharmaceuticals, Inc. entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum”) for the sale of 210 shares of its Series B Convertible Preferred Stock, par value $.001 per share, at a purchase price of $10,000 per share. The Company received aggregate proceeds of $1,817,000 net of issuance costs of $283,000.

The Certificate of Designation, as amended and restated, setting forth the rights and preferences of the Series B Preferred Stock, provides for the payment of dividends equal to 5% per annum payable on a quarterly basis. The Company has the option to pay dividends in shares of common stock if the shares are registered in an effective registration statement and the payment would not result in the holder exceeding any ownership limitations. The Series B Preferred Stock is convertible at maximum price of $0.15 per share, subject to certain adjustments, other than for increase in the conversion price in connection with a reverse stock split by the Company.

The Series B Preferred Stock also carries a liquidation preference of $10,000 per share.

The Holders of Series B Preferred stock have no voting rights except that the Company may not without the consent of a majority of the holders of Series B Preferred Stock (i) incur any indebtedness, as defined in the Purchase Agreement, or authorize, create or issue any shares having rights superior to the Series B preferred stock; (ii) amend its Articles of Incorporation or Bylaws or in anyway alter the rights of the Series B Preferred stock, so as to materially and adversely affect the rights, preferences and privileges of the Series B Preferred Stock; (iii) repurchase, redeem or pay dividends on any securities of the Company that rank junior to the Series B Preferred Stock; or (iv) reclassify the Company's outstanding stock.

The Company also issued to Platinum a Series A Warrant to purchase 14,000,000 shares of the Company's common stock at $0.18. The warrants have a term of five years, and expire on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of  August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company's common stock is greater than the warrant exercise price.

The terms of the Warrant provide that it may not be exercised if such exercise would result in the holder having beneficial ownership of more than 4.99% of the Company's outstanding common stock. The Amended and Restated Certificate of Designation contains a similar limitation and provides further that the Series B Preferred Stock may not be converted if such conversion, when aggregated with other securities held by the holder, will result in such holder's ownership of more than 9.99% of the Company's outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. These limitations may be waived upon 61 days notice to the Company.

In addition to the foregoing:

•
The Company agreed that for a period of 3 years after the issuance of the Series B Preferred Stock that in the event the Company enters into a financing, with terms more favorable than those attached to the Series B Preferred Stock, then the holders of the Series B Preferred Stock will be entitled to exchange their securities for shares issued in the financing.

•
The Company agreed to register (i) 120% of the shares issuable upon conversion of the preferred shares and (ii) the shares issuable upon exercise of the warrants in a Registration Statement to be filed with the SEC within 30 days of the closing and shall use its best efforts to have the registration statement declared effective with 90 days, or in the event of a review by the SEC, within 120 days of the closing. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages of 1.5% per month with a maximum of 18% of the initial investment in the Series B Preferred stock and warrants.  On September 6, 2007, Platinum extended the time to file until September 28, 2007 without penalty.  On October 3, 2007, Platinum extended the time to file until October 15, 2007, without penalty.

•
The Company granted to Platinum the right to subscribe for an additional amount of securities to maintain its proportionate ownership interest in any subsequent financing conducted by the Company for a period of 3 years from the closing date.

•
The Company agreed to take action within 45 days of the closing to amend its bylaws to permit adjustments to the conversion price of the Series B Preferred Stock and the exercise price of the warrant. The failure of the Company to meet this timetable will result in the imposition of liquidated damages of 1.5% per month until the amendment to the Bylaw is effected. On October 3, 2007 Platinum extended the amendment deadline to October 17, 2007, without penalty .

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2007
Revenue	$80	$260	$231	$	―
Operating expenses (excluding restructuring charges of $1,029)	2,308	1,496	921		930
Net income (loss)	(2,139)	(637)	80		(1,037)
Basic and diluted net income (loss) per share	(0.13)	(0.04)	0.00		(0.06)
2006
Revenue	$327	$146	$114		$140
Costs and operating expenses	3,967	4,119	5,014		3,208
Net loss	(3,589)	(3,901)	(4,850)		(2,997)
Basic and diluted net loss per share	(0.24)	(0.26)	(0.32)		(0.17)

18.	UNAUDITED PRO FORMA COMBINED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the year ended June 30, 2007, Urigen N.A.,  completed its merger into Valentis, Inc. on July 13, 2007.  In connection with the merger, Urigen N.A. stockholders received a total of 51,226,679 shares of Valentis common stock, in exchange for shares of Urigen N.A. common stock held by such stockholders immediately prior to the closing of the merger.

Urigen N.A. security holders owned, immediately after the closing of the merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constitute a majority of the combined company’s board of directors and all members of the executive management of the combined company are from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the merger transaction will be accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the merger will reflect the historical results of Urigen N.A. prior to the merger and will not include the historical financial results of Valentis prior to the completion of the merger. Stockholders’ equity and earnings per share of the combined entity after the merger will be retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital.

The following unaudited pro forma combined condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the merger and Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3 (“EITF 98-3”),  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business , because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the pro forma financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

The unaudited pro forma combined condensed consolidated financial statements presented below are based on the historical financial statements of Urigen N.A. and Valentis, adjusted to give effect to the acquisition of Valentis by Urigen N.A. for accounting purposes.

The unaudited pro forma combined condensed consolidated balance sheet assumes that the Merger was completed as of June 30, 2007. The unaudited pro forma combined condensed consolidated statement of operations for the year ended June 30, 2007 assumes that the merger was completed as of July 1, 2005.

The unaudited pro forma combined condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the merger occurred at the dates stated above, nor is it necessarily indicative of future financial position or results of operations. The unaudited pro forma combined condensed consolidated financial information has been derived from and should be read in conjunction with the historical consolidated financial statements and related notes of Urigen N.A. and Valentis.

Unaudited Pro Forma Combined Condensed Consolidated Balance Sheet
(in thousands)

As of June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$585
Prepaid expenses and other current assets	239
Total current assets	824
Property and equipment, net	10
Intangible Assets, net	259
Total assets	$1,093
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$925
Other accrued liabilities	960
Notes payable	476
Total current liabilities	2,361
Stockholders’ deficit:
Common stock	68
Additional paid-in capital	3,429
Accumulated other comprehensive loss	20
Accumulated deficit	(4,785)
Total stockholders’ deficit	(1,268)
Total liabilities and stockholders’ deficit	$1,093

Unaudited Pro Forma Combined Condensed Consolidated Statement of Operations
 (in thousands, except per share amounts)

Year ended June 30, 2007
Operating expenses:
Research and development	$729
General and administrative	2,846
Sale and marketing	296
Total operating expenses	3,871
Loss from operations	(3,871)
Interest income	53
Other income and expense, net	(36)
Net loss	$(3,854)
Basic and diluted net loss per common share	$(0.06)
Shares used in computing basic and diluted net loss per common share	68,279