Form 10-Q
period 2007-09-30
Urigen Pharmaceuticals, Inc.
filed 2007-11-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

or

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the transition period from to

Commission File Number 0-22987

Urigen Pharmaceuticals, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

875 Mahler Road, Suite 235, Burlingame, CA	94010
(Address of Principal Executive Offices)	(Zip Code)

(650) 259-0239

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 68,329,817 as of November 13, 2007.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS

	September 30, 2007	June 30, 2007
Current assets:
Cash	$918,745	$101,608
Other current assets	307,265	21,204
Total current assets	1,226,010	122,812
Fixed assets, net	9,201	4,526
Intangible assets, net	255,902	259,509
Other assets	-	1,024
Total assets	$1,491,113	$387,871

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Account payable	$470,657	$693,217
Accrued expenses	763,258	385,341
Series B convertible preferred stock liability	2,100,000	-
Series B convertible preferred stock beneficial conversion feature	972,443	-
Due to related parties	153,317	226,068
Notes payable - related party	476,000	300,000
Total current liabilities	4,935,675	1,604,626
Stockholders' (deficit):
Series B convertible preferred stock, par value $0.00001, 1,000,000 shares authorized and 534,703 shares issued and outstanding at June 30, 2007 (Liquidation Preference: $1,336,757 at June 30, 2007)	-	1,336,757
Common stock, par value $0.001 and $0.00001 at September 30, 2007 and June 30, 2007, respectively, 190,000,000 and 20,000,000 shares authorized and 68,289,535 and 19,865,428 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	68,290	199
Stock subscribed	-	79,073
Additional paid-in capital	4,584,469	2,139,864
Accumulated other comprehensive income	21,312	19,800
Deficit accumulated during the development stage	(8,118,633)	(4,792,448)
Total stockholders' (deficit)	(3,444,562)	(1,216,755)
Total liabilities and stockholders' (deficit)	$1,491,133	$387,871

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2007 and 2006 and for the period from July 18, 2005 (date of inception) to September 30, 2007

Unaudited

Operating expenses:	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Cumulative period from July 18, 2005 (date of inception) to September 30, 2007
Research and development	$156,081	$414,055	$1,718,116
General and administrative	1,000,188	218,501	3,814,280
Sales and marketing	52,564	13,805	359,631
Total operating expenses	1,208,833	646,361	5,892,027

Loss from operations	(1,208,833)	(646,361)	(5,892,027)

Other income and expense, net:
Interest income	9,348	3,812	31,699
Interest expense	(2,128,951)	(64)	(2,230,350)
Other income	2,251	-	2,251
Exchange loss	-	-	(30,206)
Total other income and expense, net	(2,117,352)	3,748	(2,226,606)

Net loss	$(3,326,185)	$(642,613)	$(8,118,633)
Basic and diluted net loss per share	$(0.05)	$(0.04)
Shares used in computing basic and diluted net loss per common share	61,607,794	15,368,471

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended September 30, 2007 and 2006 and for the period from July 18, 2005 (date of inception) to September 30, 2007
Unaudited

Cash flows from operating activities:	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Cumulative period from July 18, 2005 (date of inception) to September 30, 2007

Net loss	$(3,326,185)	$(642,613)	$(8,118,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	748	748	3,003
Amortization of intangible assets	3,607	3,607	22,735
Stock compensation expensed	10,740	-	10,740
Non-cash expenses: compensation, interest, rent, and other	10,000	37,717	1,292,110
Preferred Series B discount and imputed interest	2,117,500	-	2,117,500
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(68,431)	-	(85,659)
Due from stockholders	-	10,000	-
Accounts payable	(222,560)	206,659	470,657
Accrued expenses	43,784	79,015	429,125
Amounts due to related parties	(72,751)	(14,175)	153,317
Net cash used in operating activities	(1,503,548)	(319,042)	(3,705,105)

Cash flows from investing activities:
Purchases of fixed assets	(926)	-	(7,707)
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by investing activities	(926)	-	462,293

Cash flows from financing activities:
Cash acquired in consumation of reverse merger	220,099	-	220,099
Proceeds from issuance of notes payable related party	-	-	300,000
Payment of receivables from shareholders	-	-	45,724
Proceeds from common stock subscribed	-	-	6,752
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	-	-	415,000
Proceeds from issuance of Series A convertible preferred stock, net	-	-	1,002,135
Proceeds from preferred stock	2,100,000	-	2,100,000
Proceeds from issuance of common stock	-	8,271	-
Proceeds from exercise of stock options and common stock subscribed	-	2,251	8,558
Net cash provided by financing activities	2,320,099	10,522	4,098,268
Effect of exchange rate changes on cash	1,512	2,922	63,289
Net increase (decrease) in cash	817,137	(305,598)	918,745
Cash, beginning of period	101,608	567,489	-
Cash, end of period	$918,745	$261,891	$918,745

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of financial position at September 30, 2007 and the results of operations for the interim periods ended September 30, 2007 and 2006 and for the cumulative period from July 18, 2005 (date of inception) to September 2007.

The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2008. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2007, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis, Inc. and its wholly-owned subsidiaries, Urigen N.A., Inc. and PolyMASC Pharmaceuticals plc. All significant inter-company balances and transactions have been eliminated.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

2.	Significant Accounting Policies Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through September 30, 2007, the Company has accumulated net losses of $8,118,633 and negative cash flows from operations of $3,705,105 and has a negative working capital of $3,709,665. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period, and amounts disclosed in the notes to the financial statements. Actual results could differ from those estimates.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

Foreign Currency

The functional currency of the Company until October 4, 2006 was the Canadian dollar (local currency). Starting on October 5, 2006, the functional currency is the U.S. dollar (local currency). The transactions from date of inception through October 4, 2006 in these financial statements and notes to the financial statements of the Company have been translated into U.S. dollars using period-end exchange rates for assets and liabilities, and monthly average exchange rates for expenses. Intangible assets and equity are translated at historical exchange rates. Translation gains and losses are deferred and recorded in accumulated other comprehensive income (loss) as a component of stockholders’ (deficit).

Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in other expenses in the statement of operations and are not considered material for the period presented.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash, due from stockholders, prepaid expenses, notes payable, accounts payable, accrued expenses, and due to related parties approximate fair value due to their short maturities.

Cash Concentration

At September 30, 2007, the Company had $806,054 in bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $100,000.  At September 30, 2006, the Company had $214,338 (in US dollars) in bank balances at a single Canadian financial institution in excess of the Canada Deposit Insurance Corporation coverage limit of 100,000 Canadian dollars.

Intangible Assets

Intangible assets include the intellectual property and other patented rights acquired. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). The intangible assets were recorded based on their estimated fair value and are being amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.

Impairment of Long-Lived Assets

The Company regularly evaluates its business for potential indicators of impairment of intangible assets. The Company’s judgments regarding the existence of impairment indicators are based on market conditions, operational performance of the business and considerations of any events that are likely to cause impairment. Future events could cause the Company to conclude that impairment indicators exist and that intangible assets are impaired. The Company currently operates in one reportable segment, which is also the only reporting unit for the purposes of impairment analysis.

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

Income Taxes

Income taxes are recorded under the balance sheet method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Research and Development

Research and development expenses include clinical trial costs, outside consultants and contractors, and insurance for the Company’s research and development activities. The Company recognizes such costs as expense when they are incurred.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net loss and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying statement of stockholders’ equity (deficit).

	Three Months Ended September 30, 2007	Period from July 18,2005 (date of inception) to September 30, 2007
Net loss	$(3,326,185)	$(8,118,663)
Foreign currency translation adjustments, net of tax	1,512	21,312
Comprehensive loss	$(3,324,673)	$(8,097,351)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity investments issued as they vest over a performance period.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on its financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits.  At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this change was not material.  Following implementation, the ongoing changes in measurement of uncertain tax provisions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with a University for certain patent rights.

The agreement with the University was for a license previously licensed to Urigen, Inc. In exchange for this license, the Company issued 818,646 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of September 30, 2007, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0 % of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

The Company’s agreement with Urigen, Inc. included an assignment of a patent application and intellectual property rights associated therein, and the transfer of other assets and liabilities of Urigen, Inc., resulting in the recognition of intangible assets, as follows:

Cash	$350,000
Receivable from Urigen, Inc. (collected during the period ended June 30, 2006)	120,000
Expenses paid on behalf of the Company	76,923
Convertible debt	(255,000)
Subscription agreements for preferred shares	(480,000)
Other	(560)
Net intangible assets acquired	$188,637

In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 720,000 shares (with an estimated fair value of $90,000) and shall pay Kalium royalties based on percentages of 2.0-4.5% of net sales of licensed products during the defined term of the agreement. The Company also is required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Milestone payments may be made in cash or common stock, at the Company’s discretion. Kalium shall have the right to terminate rights under this license agreement or convert the license to non-exclusive rights if the Company fails to meet certain milestones over the next three years.

The summary of intangible assets acquired and related accumulated amortization as of September 30, 2007 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(22,735)
Intangible assets, net	$255,902

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $14,428 and $4,700 for the quarters ended September 30, 2007 and 2006, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

October 1, 2007 – September 30, 2008	$14,428
October 1, 2008 – September 30, 2009	14,428
October 1, 2009 – September 30, 2010	14,428
October 1, 2010 – September 30, 2011	14,428
October 1, 2011 – September 30, 2012	14,428
Thereafter	183,762
$255,902

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

4.	Notes Payable – related party

On November 17, 2006, the Company entered into an unsecured promissory note with a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”)). Also, the Company issued 1,000 shares of Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.

On January 5, 2007, the Company entered into an unsecured promissory note with a related party in the amount of $100,000. Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year. All amounts owed by borrower to Lender hereunder are due and payable by Borrower at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated October 5, 2006, by and among Valentis, Inc., Valentis Holdings, Inc. and Urigen N.A. Inc.) or the consummation of any other business combination or similar transaction that results in a change of control (as defined in the note agreement) of the Borrower, (ii) the occurrence of an Event of Default, or (iii) the second anniversary of the date hereof (in each case, the “Due Date”). Also, the Company issued 500 shares of Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum.

On June 25, 2007, the Company, upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and is due and payable in full on December 25, 2007.

5.	Stockholders’ Equity

Reverse Merger

On October 5, 2006, the Company entered into an Agreement and Plan of Merger with Valentis, Inc., and Valentis Holdings, Inc., a newly formed wholly-owned subsidiary of Valentis (“Merger Sub”), as subsequently amended. Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into the Company with the Company surviving as a wholly-owned subsidiary of Valentis. In connection with the Merger, each stockholder of the Company received, in exchange for each share of the Company’s common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of Valentis common stock. At the effective time of the Merger, each share of the Company’s Series B preferred stock was exchanged for 11.277 shares of Valentis common stock. An aggregate of 51,226,679 shares of Valentis common stock were issued to the Company’s stockholders.

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

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the merger and Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3 (“EITF 98-3”),  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business , because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

Stock-Based Compensation

For the three months ended September 30, 2007, the Company recorded $10,740 of stock-based compensation expenses which was included in general and administrative expense in the three months ended September 30, 2007.  There was no stock-based compensation expense in the three months ended September 30, 2006.

The Company did not grant any stock-based awards during the three months ended September 30, 2007. The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 153.7% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 3.7% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

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

6.	Series B Convertible Preferred Stock Liability

On July 26, 2007, the Board of Directors of Valentis, Inc. authorized the creation of a series of Preferred Stock of the Company to be named Series B Convertible Preferred Stock, consisting of 210 shares, par value $0.001, 10,000,000 shares authorized, which have the designation, powers, preferences and relative other special rights and the qualifications, limitations and restrictions as set forth in the Certificate of Designation filed on July 31, 2007.

On July 31, 2007, Urigen Pharmaceuticals, Inc. entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum”) for the sale of 210 shares of its Series B Convertible Preferred Stock, par value $.001 per share, at a purchase price of $10,000 per share. Urigen Pharmaceuticals received aggregate proceeds of $1,817,000, which is net of issuance costs of $283,000.

The Certificate of Designation, as amended and restated, setting forth the rights and preferences of the Series B Preferred Stock, provides for the payment of dividends equal to 5% per annum payable on a quarterly basis. The Company has the option to pay dividends in shares of common stock if the shares are registered in an effective registration statement and the payment would not result in the holder exceeding any ownership limitations. The Series B Preferred Stock is convertible at a maximum price of $0.15 per share, subject tocertain adjustments, other than for an increase in the conversion price in connection with a reverse stock split by the Company.

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

The Company also issued to Platinum a Warrant to purchase 14,000,000 shares of the Company's common stock at $0.18 per share. The warrants have a term of five years, and expire on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company's common stock is greater than the warrant exercise price.

The terms of the Warrant provide that it may not be exercised if such exercise would result in the holder having beneficial ownership of more than 4.99% of the Company's outstanding common stock. The Amended and Restated Certificate of Designation contains a similar limitation and provides further that the Series B Preferred Stock may not be converted if such conversion, when aggregated with other securities held by the holder, will result in such holder's ownership of more than 9.99% of the Company's outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 there under. These limitations may be waived upon 61 days notice to the Company.

In addition to the foregoing:

•
The Company agreed that for a period of 3 years after the issuance of the Series B Preferred Stock that in the event the Company enters into a financing, with terms more favorable than those attached to the Series B Preferred Stock, then the holders of the Series B Preferred Stock will be entitled to exchange their securities for shares issued in the financing.

•
The Company agreed to register (i) 120% of the shares issuable upon conversion of the preferred shares and (ii) the shares issuable upon exercise of the warrants in a Registration Statement to be filed with the Securities and Exchange Commission (“SEC”) within 30 days of the closing and shall use its best efforts to have the registration statement declared effective with 90 days, or in the event of a review by the SEC, within 120 days of the closing. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages of 1.5% per month with a maximum of 18% of the initial investment in the Series B Preferred stock and warrants.  On September 6, 2007, Platinum extended the time to file until September 28, 2007 without penalty.  On October 3, 2007, Platinum further extended the time to file until October 15, 2007 without penalty.  The Company filed a registration statement with the SEC on October 12, 2007 and is awaiting approval by the SEC.

•
The Company granted to Platinum the right to subscribe for an additional amount of securities to maintain its proportionate ownership interest in any subsequent financing conducted by the Company for a period of 3 years from the closing date.

•
The Company agreed to take action within 45 days to amend its bylaws to permit adjustments to the conversion price of the Series B Preferred Stock and the exercise price of the warrant.  The failure of the Company to meet this timetable will result in the imposition of liquidated damages of 1.5% per month until the amendment to the Bylaw is effected.  On October 3, 2007, Platinum extended the amendment deadline to October 17, 2007, without penalty.

In December 2005, the SEC published guidance on the application of the Emerging EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in relation to the effect of cash liquidated damages provisions upon conversion of convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $2.1 million private placement of preferred Series B shares as a liability not equity for the period ended September 30, 2007.

The Company determined that the liquidated damages could result in net-cash settlement of a conversion in accordance with Emerging Issues Task Force No. 00-19,  EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were also determined to be equity in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 as a discount to equity. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, in accordance with EITF 00-27, amortized that amount immediately to the value of the Series B Preferred Stock, as the Series B Preferred Stock is immediately convertible. This amount is also included in non-cash interest expense since the Series B Preferred Stock is recorded as a liability.

7.	Net Loss Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three months ended Sepember 30
	2007	2006
Net Loss (thousands)	$(3,326)	$(643)
Basic and Diluted (thousands):
Weighted average shares of common stock outstanding	61,608	15,368
Weighted-average shares of common stock used in computing net loss per share (thousands)	61,608	15,368
Basic and diluted net loss per share	$(0.05)	$(0.04)

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

•                                          Warrants to purchase up to 4,724,944 shares of common stock at a weighted average price of $3.84 per share at September 30, 2007.

•                                          Series B preferred shares convertible to 14,000,000 or more shares of common stock at a price of $0.15 or less per share and Warrants to purchase up to 14,000,000 shares of common stock at $0.18 per share, at September 30, 2007.

The options, common stock purchase warrants, Series B preferred convertible shares and warrants and will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for convertible shares and warrants.

8.	Related party Transactions

In January 2006, the Company entered into an agreement with Urigen, Inc., a related party entity by stockholders in common with Urigen Holdings, Inc. As discussed in Note 3, Urigen, Inc. transferred certain assets to Urigen Holdings, Inc. in exchange for the Company’s assumption of certain liabilities and subscription agreements. As of September 30, 2007 and 2006, no amounts were due to or from the Company.

As of September 30, 2007 and 2006, the Company is paying a fee of $3,487 and $1,500 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. and CEO of the Company. Dr. Garner owns 18,476,540 shares of common stock at September 30, 2007 and 7,762,706 shares of common stock at September 30, 2006. The fees are for rent, telephone and other office services which are based on estimated fair market value. Dr. Garner also received payment for services provided as a consultant/ employee to the Company. As of September 30, 2007 and 2006, Dr. Garner and EGB Advisors, LLC were owed $14,610 and $40,513, respectively. For the three months ended September 30, 2007 and 2006, the Company paid $33,271 and $15,045 to this related party. From the inception of the Company to September 30, 2007 the Company has paid $143,382 to this related party.

On August 24, 2007, at the time the Company settled an outstanding balance with a vendor, the Company also paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D. who is the President and CEO of Urigen is also the principle shareholder in Inverseon, Inc.  The $15,132 balance from Inverseon, Inc. is reported as part of Other Current Assets at September 30, 2007.

9.	Subsequent Events

                On November 2, 2007, Cynthia Sullivan was appointed as a director of the Company. The appointment increased the size of the Company’s Board of Directors to eight members.

The Company received an SEC comment letter on October 26, 2007 related to the filing of its Form S-1.  The Company was not in compliance as of November 9, 2007 with its obligations under under the Registration Rights Agreement dated as of August 1, 2007, entered into with Platinum-Montaur Life Sciences, LLC to respond to SEC comments within 14 days of our receipt of a comment letter. Failure of the Company to meet this schedule provided in the Registration Rights Agreement will result in the imposition of liquidated damages of 1.5% per month with a maximum of 18% of the initial investment in the Series B preferred stock and warrants.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

On October 5, 2006, we entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger”) with Urigen N.A., Inc., a Delaware corporation (“Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A., with Urigen N.A. surviving as our wholly-owned subsidiary. In connection with the Merger, each Urigen stockholder received, in exchange for each share of Urigen N.A. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of our common stock. At the effective time of the Merger, each share of Urigen N.A. Series B preferred stock was exchanged for 11.277 shares of our common stock. An aggregate of 51,226,679 shares of our common stock were issued to the Urigen N.A. stockholders. Upon completion of the Merger, we changed our name from Valentis, Inc. to Urigen Pharmaceuticals, Inc.

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

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the merger and Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3 (“EITF 98-3”),  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business , because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this quarterly report is that of our current business which is conducted through Urigen N.A.  The historical financial results discussed herein are those of Urigen N.A. for the three months ended September 30, 2007 and 2006.

BUSINESS OVERVIEW

The Company specializes in the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome (PBS), Urethritis and Overactive Bladder (OAB).

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

Urigen N.A. is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. Our two lead programs target significant unmet medical needs and major market opportunities in urology. Our URG101 project targets painful bladder syndrome which affects approximately 10.5 million men and women in North America. URG101 has demonstrated safety and activity in a Phase IIa (open-label) human clinical trial and in a Phase IIb double-blind, placebo-controlled trial. URG101 is a unique, proprietary combination therapy of components approved by global regulatory authorities that is locally delivered to the bladder for rapid relief of pain and urgency. In 2007, URG101 clinical development will encompass a pharmacodynamic study. We have also begun to develop additional indications for URG101focusing on radiation cystitis and dyspareunia (painful intercourse).

Our clinical-stage projects, URG301 and URG302, target acute urgency in patients diagnosed with an overactive bladder, another major unmet need that is insufficiently managed by presently available overactive bladder drugs. URG301 and URG302are proprietary dosage forms of approved drugs that are locally delivered to control urinary urgency. The Company initiated development of URG301and URG302 in the fourth quarter of 2007 and plans for a Company sponsored Investigational New Drug Application (IND), in early 2008.  We also plan to initiate two clinical programs targeting the use of URG301 in patients diagnosed with acute urethral discomfort, or AUD, associated with cystoscopy and urethritis.

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

RESULTS OF OPERATIONS

Overview

For the quarter ended September 30, 2007, we incurred significant losses primarily due to the $2,100,000 of interest expense incurred in conjunction with the Series B Convertible Preferred Stock and Purchase Agreement with Platinum-Montaur Life Science LLC.  We also expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At September 30, 2007, our accumulated deficit was $8,118,633.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2007.

Revenue

There were no revenues for the three months ended September 30, 2007 and 2006.

Research and Development Expenses

Research and development expenses decreased $257,974 to $156,081 for the three months ended September 30, 2007. The decrease was primarily due to the reduction in clinical trial expenses in the three months then ended. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses increased $781,687 to $1,000,188 for the three months ended September 30, 2007, compared to $218,051 for the corresponding period in 2006. The increase in general and administrative expenses was due to legal fees in connection with the reverse merger and the PIPE transaction.  Accounting fees increased due to the reverse merger, the year end audits and the PIPE transaction.  We expect general and administrative expenses to decrease going forward as there will be certain non-recurring expenses that will not repeat.

Sales and Marketing Expenses

Sales and marketing expenses increased $38,759 to $52,564 for the three months ended September 30, 2007, compared to $13,805 for the corresponding period in 2006. The increase is mainly due to salaries in the current period. We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by $7,787 to $11,599 for the three months ended September 30, 2007, compared to $3,812 in the corresponding period of 2006.

Interest Expense

Interest expense increase $2,128,887 to $2,128,951 for the three months ended September 30, 2007, compared to $64 in the corresponding period of 2006.  The increase was primarily due to the $2,100,000 of interest expense incurred in conjunction with the Series B Convertible Preferred Stock and Purchase Agreement with Platinum-Montaur Life Science LLC.

Stock-Based Compensation

For the three months ended September 30, 2007, the Company recorded $10,740 of stock-based compensation expenses which was included in general and administrative expense in the three months ended September 30, 2007.  There was no stock-based compensation expense in the three months ended September 30, 2006.

The Company did not grant any stock-based awards during the three months ended September 30, 2007. The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model. The assumptions used under this model are as follows: (i) due to insufficient historical option exercise data, the expected term of the options was estimated to be 6.1 years using the “simplified” method suggested in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107; (ii) expected volatility was estimated to be 153.7% based on the Company’s historical volatility that matched the expected term; (iii) risk-free rate of 3.7% is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option; and (iv) the Company assumed a zero percent dividend yield.

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

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2007, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $4,792,448 for the fiscal year ended June 30, 2007, and a net loss for the three months ended September 30, 2007 of $3,326,185 and an accumulated deficit of $8,118,633 at September 30, 2007, and (ii) we anticipate to incur further losses for the foreseeable future.  The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock. We have used the net proceeds from the sale of the common and preferred stock for general corporate purposes, which included funding development and increasing our working capital, reducing indebtedness, pursuing and completing acquisitions of technologies that are complementary to our own, and capital expenditures.  We expect that proceeds received from any future issuance of stock, if any, will be used to fund our efforts to pursue strategic opportunities.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Net cash used in operating activities for the three months ended September 30, 2007 was $1,503,548, which primarily reflected the net loss of $3,326,185, adjusted for non-cash expenses of $2,142,595. Net cash used in operating activities for the three months ended September 30, 2006 was $319,042, which primarily reflected the net loss of $642,613, adjusted for non-cash expenses of $42,072.

Net cash used by investing activities for the quarter ended September 30, 2007 was $926, which reflected the purchase of fixed assets. There was no net cash used in investing activities for the quarter ended September 30, 2006.

Net cash provided by financing activities for the three months ended September 30, 2007 was $2,320,099, which reflected $2,100,000 for the PIPE transactions and $220,099 of cash received from Valentis, Inc. as part of the merger transaction.  For the three months ended September 30, 2006, net cash provided by financing activities was $10,522, which reflected $8,271 from the issuance of common stock and $2,251 from the exercise of stock options.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash and cash equivalents consist of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our investment portfolio as of September 30, 2007 and 2006.

	As of September 30,
	2007	2006
Cash and cash equivalents
Estimated market value	$918,745	$261,891
Average interest rate	4.14%	2.62%
Total cash and cash equivalents	$918,745	$261,891

Average interest rate	4.14%	2.62%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer has concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2007, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties.  In addition, significant audit adjustments were needed to liabilities and stockholders’ equity and financial statement disclosure changes were needed that were the result of an insufficient quantity of experienced resources involved with the financial reporting and period end closing process resulting from staff reductions associated with the downsizing of the Company. In October 2007, the Company hired a corporate controller to begin to address these material weaknesses.

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2007 and the three month periods ended September 30, 2007 and 2006, respectively, fairly presents, in all material respects, our financial condition and results of operations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Registrant’s form 10-K filed on October 5, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 24, 2007, shareholders holding 36,088,908 shares of the Company which represents a majority of the Company’s common stock, voted to approve an amendment to the Company’s Bylaws.

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS

                a.             Exhibits
3(ii)	Amended Bylaws*
10.1
Employment Agreement effective as of September 1, 2007 between Urigen Pharmaceuticals, Inc. and Dennis Giesing (Incorporated by reference to the Company’s current report on Form 8-K filed on October 10, 2007)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2007

URIGEN PHARMACEUTICALS, INC.
By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer