Form 10-Q
period 2007-12-31
Urigen Pharmaceuticals, Inc.
filed 2008-02-11
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-Q

☒              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2007.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 69,289,535 as of February 7, 2008.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)
 PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

ASSETS

	December 31, 2007	June 30, 2007
Current assets:
Cash	$297,413	$101,608
Other current assets	260,849	21,204
Total current assets	558,262	122,812
Fixed assets, net	14,196	4,526
Intangible assets, net	1,852,045	259,509
Other assets	2,140	1,024
Total assets	$2,426,643	$387,871
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Account payable	$386,803	$693,217
Accrued expenses	2,469,748	385,341
Series B convertible preferred stock liability	118,105	-
Series B convertible preferred stock beneficial conversion feature	61,264	-
Due to related parties	186,640	226,068
Notes payable - related party	476,000	300,000
Total current liabilities	3,698,560	1,604,626
Stockholders' deficit:
Urigen N.A. Series B convertible preferred stock	-	1,336,757
Series B convertible preferred stock	1,087,579	-
Common stock	69,293	199
Stock subscribed	85,303	79,073
Additional paid-in capital	5,589,306	2,139,864
Accumulated other comprehensive income	20,573	19,800
Deficit accumulated during the development stage	(8,123,971)	(4,792,448)
Total stockholders' deficit	(1,271,917)	(1,216,755)
Total liabilities and stockholders' deficit	$2,426,643	$387,871

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31, 2007 and 2006 and for the period from July 18, 2005 (date of inception) to December 31, 2007

Unaudited

	Three Months Ended December31,		Six Months Ended December 31,		Cumulative period from July 18, 2005 (date of inception) to December 31,
	2007	2006	2007	2006	2007
Operating expenses:
Research and development	$286,096	$172,977	$442,177	$587,032	$2,004,212
General and administrative	689,890	420,491	1,690,078	638,992	4,504,170
Sales and marketing	64,527	75,636	117,091	89,441	424,158
Total operating expenses	1,040,513	669,104	2,249,346	1,315,465	6,932,540

Loss from operations	(1,040,513)	(669,104)	(2,249,346)	(1,315,465)	(6,932,540)

Other income and expense, net:
Interest income	7,337	4,414	16,685	8,226	39,036
Interest expense	(35,532)	(1,225)	(2,164,483)	(1,288)	(2,265,882)
Other income	1,094,870	-	1,097,121	-	1,097,121
Other expense	(31,500)	-	(31,500)	-	(31,500)
Exchange loss	-	-	-	-	(30,206)
Total other income and expens, net	1,035,175	3,189	(1,082,177)	6,938	(1,191,431)

Net loss	(5,338)	(665,915)	(3,331,523)	(1,308,527)	(8,123,971

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.05)	$(0.02)
Shares used in computing basis and diluted net loss per common share (in thousands)	68,864	63,531	68,577	62,544

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended December 31,2007 and 2006

and for the period fromJuly 18, 2005 (date of inception) to December 31,2007 unaudited

Cash flows from operating activities:	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006	Cumulative period from July 18, 2005 (date of inception) to December 31, 2007

Net loss	$(3,331,523)	$(1,308,527)	$(8,123,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	2,929	1,495	5,184
Amortization of intangible assets	7,214	7,214	26,342
Stock based compensation expensed	18,538	-	18,538
Non-cash expenses: compensation, interest, rent, and other	87,505	40,989	1,369,615
Preferred Series B discount and imputed interest	2,138,880	-	2,138,880
Change in fair value of Series B convertible preferred stock liability	(894,316)	-	(894,316)
Changes in operating assets and liabilities, net of assets acquired in merger:
Other assets	(24,156)	26,199	(41,384)
Accounts payable	(306,414)	276,535	386,803
Accrued expenses	223,805	181,176	609,146
Amounts due to related parties	(39,428)	(33,945)	186,640
Net cash used in operating activities	(2,116,966)	(808,864)	(4,318,523)

Cash flows from investing activities:
Purchases of fixed assets, net of assets acquired in merger	(8,102)	(1,166)	(14,883)
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash (used in) provided by investing activities	(8,102)	(1,166)	455,117

Cash flows from financing activities:
Cash acquired in consummation of reverse merger	220,099	-	220,099
Proceeds from issuance of notes payable	-	200,000	300,000
Proceeds from issuance of preferred stock,
net of issuance costs	2,100,000	493,200	3,517,135
Proceeds from exercise of stock options and common
stock subscribed	-	2,251	61,034
Net cash provided by financing activities	2,320,099	695,451	4,098,268
Effect of exchange rate changes on cash	774	3,342	62,551
Net increase (decrease) in cash	195,805	(111,237)	297,413
Cash, beginning of period	101,608	567,489	-
Cash, end of period	$297,413	$456,252	$297,413

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position at December 31, 2007 and the results of operations for the interim periods ended December 31, 2007 and 2006 and for the cumulative period from July 18, 2005 (date of inception) to December 31, 2007.

The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2008. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2007, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The accompanying condensed consolidated financial statements include the accounts of Valentis, Inc. and its wholly-owned subsidiaries, Urigen N.A., Inc. and PolyMASC Pharmaceuticals plc. All significant inter-company balances and transactions have been eliminated.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and have been presented on a basis that contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

2.	Significant Accounting Policies

Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through December 31, 2007, the Company has accumulated net losses of $8,123,971 and accumulated negative cash flows from operations of $4,318,523 and as of December 31, 2007 has a negative working capital of $3,140,298. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

Foreign Currency

The functional currency of the Company until October 4, 2006 was the Canadian dollar (local currency). Starting on October 5, 2006, the functional currency is the U.S. dollar (local currency). The transactions from date of inception through October 4, 2006 in these financial statements and notes to the financial statements of the Company have been translated into U.S. dollars using period-end exchange rates for assets and liabilities, and monthly average exchange rates for expenses. Intangible assets and equity are translated at historical exchange rates. Translation gains and losses are deferred and recorded in accumulated other comprehensive income (loss) as a component of stockholders’ deficit.

Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in other expenses in the statement of operations and are not considered material for the period presented.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash, prepaid expenses, notes payable, accounts payable, accrued expenses, and due to related parties approximate fair value due to their short maturities.

Cash Concentration

At December 31, 2007, the Company had $313,788 in bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $100,000.

Intangible Assets

Intangible assets include the intellectual property and other patented rights acquired. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). The intangible assets were recorded based on their estimated fair value and are being amortized using the straight-line method over the estimated useful life of 20 years, which is the life of the intellectual property patents.  In the case of URG201 intellectual property, the useful life of the asset, and corresponding amortization, will be deemed to commence when rights transfer from the licensor to the Company and the asset is placed in service.

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

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows. The Company has not identified any such impairment losses to date.

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consists of net loss and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are as follows:

	Three Months Ended December 31, 2007	Six Months Ended December 31, 2007	Period from July 18,2005 (date of inception) to December 31, 2007
Net loss	(5,338)	$(3,331,523)	$(8,123,971)
Foreign currency translation adjustments, net of tax	(739)	773	20,573
Comprehensive loss	(6,077)	$(3,330,750)	$(8,103,398)

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

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating the impact of this standard will have on our financial position and/or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on its financial position, results of operations and/or cash flows.

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

The agreement with the University was for a license previously licensed to Urigen, Inc. In exchange for this license, the Company issued 818,646 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of December 31, 2007, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% to 3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

In November 2007, we entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and is not being amortized, nor included in future amortization estimates, as of December 31, 2007. Pursuant to the terms of this agreement, we will assume all costs associated with completing development and commercialization of the program.  Pursuant to this agreement, we will owe payments upon achievement of certain development, regulatory and licensing milestones. We generally cannot predict if or when such events will occur.  A failure to make these payments may cause the loss, by the Company, of some or all of these rights.  In fiscal 2007, we recorded a license payment to Mattern of one million shares of Urigen Common Stock.

The Company agreed to fund all work to be done pursuant to the development plan and bear all cost for the execution of the development plan. In addition the Company agreed to bear all costs in connection with the commercialization of the product.

Pursuant to the agreement, the Company agreed to make certain milestone payments. In addition, we agreed to make the following royalty payments:
(A)	5% on the cumulated net sales from $30,000,001 to $60,000,000;
(B)	12% on the cumulated net sales from $60,000,001 to $100,000,000;

(C)	16% on the cumulated net sales from $100,000,001 to $200,000,000;
(D)	20% on the cumulated net sales from $200,000,001 to $300,000,000; and

(E)	25% on the cumulated net sales above $300,000,000.

Further, in addition to the foregoing payments the Company agreed to pay the Licensor 25% of all payments received from a distributor that are attributable to the Licensor’s product and not part of gross sales.

The Company’s obligations to pay royalties shall cease if the cumulative royalty payments reaches $150,000,000 and the license shall be deemed to have been fully paid and irrevocably granted to the Company.
The summary of intangible assets acquired and related accumulated amortization as of December 31, 2007 is as follows:

Patent and intellectual property rights	$1,878,387
Less: Accumulated amortization	(26,342)
Intangible assets, net	$1,852,045

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $3,607 for the quarters ended December 31, 2007 and 2006, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense (excluding the Mattern intangible asset) is as follows:

January 1, 2008 – December 31, 2008	$14,428
January 1, 2009 – December 31, 2009	14,428
January 1, 2010 – December 31, 2010	14,428
January 1, 2011 – December 31, 2011	14,428
January 1, 2012 – December 31, 2012	14,428
Thereafter	180,155
$252,295

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

4.	Notes Payable – related party

On November 17, 2006, the Company entered into an unsecured promissory note with a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest, which is being accrued as of December 31, 2007. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”)). Also, the Company issued 1,000 shares of Urigen N.A. Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.  These shares converted to common stock at the time of the Merger.

On January 5, 2007, the Company entered into an unsecured promissory note with a related party in the amount of $100,000. Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  Interest is being accrued as of December 31, 2007.  All amounts owed by the Company to Lender hereunder are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated October 5, 2006, by and among Valentis, Inc., Valentis Holdings, Inc. and Urigen N.A. Inc.) or the consummation of any other business combination or similar transaction that results in a change of control (as defined in the note agreement) of the Company, (ii) the occurrence of an Event of Default, or (iii) the second anniversary of the date hereof (in each case, the “Due Date”). Also, the Company issued 500 shares of Urigen N.A. Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.  These shares converted to common stock at the time of the Merger.

On June 25, 2007, the Company, upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  Dr. McGraw is currently a member of the Board of Directors.

5.	Stockholders’ Deficit

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

 Urigen N.A. security holders owned, immediately after the closing of the merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constitute a majority of the combined company’s board of directors and all members of the executive management of the combined company are from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the merger transaction was accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the merger reflect the historical results of Urigen N.A. prior to the merger and does not include the historical financial results of Valentis prior to the completion of the merger. Stockholders’ deficit and loss per share of the combined entity after the merger were retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

The unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the merger and Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3,  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”), because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger was measured at net assets acquired.

Stock-Based Compensation

For the three and six months ended December 31, 2007, the Company recorded $85,303 and $106,043, respectively, of stock-based compensation expenses which was included in general and administrative expense.  There was no stock-based compensation expense in the three or six months ended December 31, 2006.

The Company granted 1,300,000 shares of restricted stock awards during the three month period ended December 31, 2007 which vest over 4 years with a 1 year cliff vest.  No stock options were issued during this period. In addition, the Company granted 603,965 shares of unregistered subscribed common stock to vendors during the three month period ended December 31 2007.

Fair value of stock awards granted is recognized as expense over the service period, net of estimated forfeitures. The Company estimated forfeitures at a rate based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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

The Certificate of Designation, as amended and restated, setting forth the rights and preferences of the Series B Preferred Stock, provides for the payment of dividends equal to 5% per annum payable on a quarterly basis. The Company has the option to pay dividends in shares of common stock if the shares are registered in an effective registration statement and the payment would not result in the holder exceeding any ownership limitations. The Series B Preferred Stock is convertible at a maximum price of $0.15 per share, subject to certain adjustments, other than for an increase in the conversion price in connection with a reverse stock split by the Company.

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

The Company also issued to Platinum a Warrant to purchase 14,000,000 shares of the Company's common stock at $0.18 per share. The warrants have a term of five years, and expire on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company's common stock is greater than the warrant exercise price.  On December 13, 2007, registration by the Company of 13,120,000 of the underlying shares became effective.

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

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

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

•
The Company received an SEC comment letter on October 26, 2007 related to the filing of its Form S-1.  The Company was not in compliance as of November 9, 2007 with its obligations under the Registration Rights Agreement dated as of August 1, 2007, entered into with Platinum-Montaur Life Sciences, LLC to respond to SEC comments within 14 days of receipt of a comment letter. Failure of the Company to meet this schedule provided in the Registration Rights Agreement resulted in the imposition of liquidated damages of $31,500, which was paid in cash.

•
The Company granted to Platinum the right to subscribe for an additional amount of securities to maintain its proportionate ownership interest in any subsequent financing conducted by the Company for a period of 3 years from the closing date.

•
The Company agreed to take action within 45 days to amend its bylaws to permit adjustments to the conversion price of the Series B Preferred Stock and the exercise price of the warrant.  The failure of the Company to meet this timetable will result in the imposition of liquidated damages of 1.5% per month until the amendment to the Bylaw is effected.  On October 3, 2007, Platinum extended the amendment deadline to October 17, 2007, without penalty.  The bylaw amendment became effective October 16, 2007.

In December 2005, the SEC published guidance on the application of the EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in relation to the effect of cash liquidated damages provisions upon conversion of convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $2.1 million private placement of Series B Preferred Stock as a liability not equity for the period ended September 30, 2007.

The Company determined that the liquidated damages could result in net-cash settlement of a conversion in accordance with Emerging Issues Task Force No. 00-19.  EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, at September 30, 2007, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were determined to be equity in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 as a discount to equity. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, in accordance with EITF 00-27, amortized that amount and the relative fair value amount allocated to the warrants immediately, as the Series B Preferred Stock is immediately convertible. This amount was also included in non-cash interest expense.

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B Preferred Stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.

7.	Net Loss Per Share

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to the Company’s right of repurchase. Diluted earnings per share include the effect of convertible securities, options and warrants, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

On July 13, 2007, the Company acquired all of the outstanding stock of Urigen N.A.  For accounting purposes the acquisition has been treated as a recapitalization of Urigen N.A. with Urigen N.A. as the acquirer (reverse acquisition).  The historical financial statements prior to July 13, 2007, are those of Urigen N.A.  For net loss per share calculations the shares issued in the reverse merger acquisition have been reflected as if the acquisition took place on July 1, 2006.

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Six months ended December 31		Six months ended December 31
	2007	2006	2007	2006
Net Loss (thousands)	$(5)	(666)	$(3,332)	$ (1,309)
Basic and Diluted (thousands):
Weighted average shares of common stock outstanding	68,864	63,531	68,577	62,544
Weighted-average shares of common stock used in computing net loss per share (thousands)	68,864	63,531	68,577	62,544
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.05)	$ (0.02)

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

 The following options, common stock purchase warrants, Series B Preferred Stock and warrants will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for convertible shares and warrants.

• Warrants to purchase up to 4,724,895 shares of common stock at a weighted average price of $3.84 per share at December 31, 2007.

•  Series B Preferred Stock convertible to 14,000,000 or more shares of common stock at a price of $0.15 or less per share and Warrants to purchase up to 14,000,000 shares of common stock at $0.18 per share, at December 31, 2007.

•  Options to purchase approximately 2.5 million shares of common stock.

8.	Related party Transactions

In January 2006, the Company entered into an agreement with Urigen, Inc., a related party entity by stockholders in common with Urigen Holdings, Inc. As discussed in Note 3, Urigen, Inc. transferred certain assets to Urigen Holdings, Inc. in exchange for the Company’s assumption of certain liabilities and subscription agreements. As of December 31, 2007 and 2006, no amounts were due to or from the Company.

As of December 31, 2007 and 2006, the Company is paying a fee of $3,487 and $1,500 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D., President and CEO of the Company. Dr. Garner owns 18,476,540 shares of common stock at December 31, 2007 and 7,762,706 shares of common stock at December 31, 2006. The fees are for rent, telephone and other office services, which are based on estimated fair market value. Dr. Garner personally guarantees the payment of rent. Dr. Garner also received payment for services provided as a consultant/ employee to the Company. As of December 31, 2007 and 2006, Dr. Garner and EGB Advisors, LLC were owed $0 and $39,366, respectively. For the three months ended December 31, 2007 and 2006, the Company paid $66,899 and $12,584 to this related party. From the inception of the Company to December 31, 2007 the Company has paid $265,324 to this related party.

On August 24, 2007, at the time the Company settled an outstanding balance with a vendor, the Company also paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D. who is the President and CEO of Urigen is also the principal shareholder in Inverseon, Inc.  The $15,132 balance due from Inverseon, Inc. is reported as part of other current assets at December 31, 2007.

9.	Subsequent Events

On February 6, 2008 the Company raised $100,000 from the sale of subscribed stock to an independent investor, at $0.20 per share for a total of 500,000 shares, along with 250,000 warrants at $0.25 per share exercisable until January 29, 2013.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Urigen N.A. security holders owned, immediately after the closing of the merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constitute a majority of the combined company’s board of directors and all members of the executive management of the combined company are from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the merger transaction was accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the merger reflect the historical results of Urigen N.A. prior to the merger and do not include the historical financial results of Valentis prior to the completion of the merger. Stockholders’ deficit and loss per share of the combined entity after the merger were retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital.

The unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the merger and Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3,  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”), because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger was measured at net assets acquired.

From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this quarterly report is that of our current business which is conducted through Urigen N.A.  The historical financial results discussed herein are those of Urigen N.A. for the three and six months ended December 31, 2007 and 2006.

BUSINESS OVERVIEW

The Company specializes in the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome (PBS), Hypogonadism, Urethritis, and Overactive Bladder (OAB).

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

Urigen N.A. has been established as a specialty pharmaceutical company to develop and commercialize products for the treatment and diagnosis of urological disorders. We have established an initial group of clinical stage products to offer potential solutions to underserved urology markets.

Our two lead programs target significant unmet medical needs and major market opportunities in urology. Our URG101 project targets painful bladder syndrome which affects approximately 10.5 million men and women in North America. URG101 has demonstrated safety and activity in a Phase IIa (open-label) human clinical trial and in a Phase IIb double-blind, placebo-controlled trial. URG101 is a unique, proprietary combination therapy of components approved by global regulatory authorities that is locally delivered to the bladder for rapid relief of pain and urgency. In 2008, URG101 clinical development will encompass a pharmacodynamic study. We have also begun to develop additional indications for URG101focusing on radiation cystitis and dyspareunia (painful intercourse).

Our URG201 project targets testosterone therapy and the treatment of hypogonadism in males.  In November 2007, we entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men. In both primary and secondary hypogonadism, testosterone therapy has been used to restore testosterone plasma levels and reduce associated symptoms. Many patients, however, find it difficult to comply with the required dosing regimen or do not tolerate the currently marketed products. URG201 is designed to overcome these limitations and is comprised of a unique intranasal formulation that is administered once or twice daily. Current studies suggest URG201 restores testosterone levels, is well tolerated and simple to administer. Due the intranasal route of administration, URG201 also avoids the risk of drug transference to family members.

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

To expand the pipeline, we are engaged in discussions with pharmaceutical companies that have either an approved product or a product in development for the treatment of additional urological indications. We believe that our URG100, URG200 and URG300 programs, when commercialized, will offer significant “marketing coat-tails” that can dramatically grow the sales of niche urology products. Although such products may not match the potential revenue streams of URG101, URG201 and URG301, the incremental income they could generate for us is potentially significant as such products will enable us to maximize the time, effort and expense of the sales organization that we plan to establish to market URG101, URG201 and URG301 to urologists in the United States.

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

We expect to expend substantial amounts of money for the development of our products. In particular, we are continuing to expend substantial funds for URG101 and other development programs.

There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

Estimating costs and time to complete development of our programs is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for alternate routes of delivery of compounds due to the fact that there is generally less comprehensive data available to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining budgetary research and development costs, excluding allocation of corporate general and administrative expenses, from January 1, 2008 through the preparation of an NDA for our major programs currently being developed as follows: approximately $14,500,000 for URG101 for painful bladder syndrome, approximately $15,900,000 for URG201 and approximately $26,400,000 for URG301. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

RESULTS OF OPERATIONS

Overview

For the quarter ended December 31, 2007, we recorded significant other non-cash income due to market changes in the valuation of Series B Convertible Preferred Stock classified as debt, as well as other cash income from technology licensing.  Expenses for the period included costs related to our URG201 testosterone therapy project.

We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At December 31, 2007, our accumulated deficit was $8,123,971.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

The effect of future market changes upon the valuation of our Series B Convertible Preferred Stock debt will be reduced by our effective registration, on December 13 2007, of 13,120,000 of the 14,000,000 shares underlying said debt, and our proportional reclassification of this debt to equity.  The remaining liability balance is subject to periodic revaluation.

There have been no significant changes in our critical accounting policies during the six months ended December 31, 2007 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2007.

Revenue

There were no revenues for the three and six month periods ended December 31, 2007 and 2006.

Research and Development Expenses

Research and development expenses increased $113,119 to $286,096 for the three months ended December 31, 2007 compared to $172,977 for the corresponding period in 2006.  The increase was primarily due to increased clinical trial expenses in the three months then ended.

Research and development expenses decreased $144,855 to $442,177 for the six months ended December 31, 2007 compared to $587,032 for the corresponding period in 2006.  The decrease was primarily due to decreased clinical trial expenses in the six months then ended. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our three product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses increased by $269,399 to $689,890 for the three months ended December 31, 2007, compared to $420,491 for the corresponding period in 2006.

General and administrative expenses increased by $1,051,086 to $1,690,078 for the six months ended December 31, 2007, compared to $638,992 for the corresponding period in 2006.

These increases were due to increasing legal and accounting fees in connection with the reverse merger, convertible preferred stock transaction, and public company operating expenses. We expect general and administrative expenses to increase going forwards, in the long term, as we proceed to move our technologies forward toward commercialization.

Sales and Marketing Expenses

Sales and marketing expenses decreased $11,109 to $64,527 for the three months ended December 31, 2007, compared to $75,636 for the corresponding period in 2006. The decrease is mainly due to decreased salaries in the current period.

Sales and marketing expenses increased $27,650 to $117,091 for the six months ended December 31, 2007, compared to $89,441 for the corresponding period in 2006. The increase is mainly due to increased sales and marketing activities in the first quarter.

We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward toward commercialization.

Interest Income and Other Income and Expenses, net

Interest income increased by $2,923 to $7,337 for the three months ended December 31, 2007, compared to $4,414 in the corresponding period of 2006. Interest income increased by $8,459 to $16,685 for the six months ended December 31, 2007, compared to $8,226 in the corresponding period of 2006.  The increases are due to increased assets in interest bearing accounts, and are not necessarily expected to reoccur.

Other income increased to $1,094,870 and $1,097,121, respectively for the three and six month periods ended December 31, 2007, compared to $0 in the corresponding periods of 2006.  The increase is due primarily to $894,316 market gain in Series B Preferred Stock classified as debt, and to the collection of $200,000 in other income related to technology licensing.  This income is not expected to reoccur.

Other expense increased to $31,500 for the three and six months ended December 31, 2007, compared to $0 in the corresponding periods of 2006.  The increase is due to liquidated damages paid associated with Series B Preferred Stock.  This expense is not expected to reoccur.

Interest Expense

Interest expense increased by $34,307 to $35,532 for the three months ended December 31, 2007, compared to $1,225 in the corresponding period of 2006.  The increase is mainly due to accrued dividends associated with Series B Preferred Stock.

Interest expense increased by $2,163,195 to $2,164,483 for the six months ended December 31, 2007, compared to $1,288 in the corresponding period of 2006.  The increase is mainly due to accrued non-cash interest expense associated with Series B Preferred Stock.  Expense associated with Series B Preferred Stock is expected to decrease going forwards.

We expect interest expense to increase going forwards, in the long term, as we proceed to move our technologies forward toward commercialization.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2007, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $4,792,448 for the fiscal year ended June 30, 2007, and a net loss for the six months ended December 31, 2007 of $3,331,523 and an accumulated deficit of $8,123,971 at December 31, 2007, and (ii) we anticipate to incur further losses for the foreseeable future.  The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations.

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

Net cash used in operating activities for the six months ended December 31, 2007 was $2,116,966, which primarily reflected the net loss of $3,331,523, adjusted for non-cash expense of $1,360,750. Net cash used in operating activities for the six months ended December 31, 2006 was $808,864, which primarily reflected the net loss of $1,308,527, adjusted for changes in accounts payable of $276,535, for changes in accrued expenses of $181,176 and for non-cash expenses of $49,698.

Net cash used by investing activities for the six month periods ended December 31, 2007 and 2006 was $8,102 and $1,166, respectively, which reflected the purchase of fixed assets.

Net cash provided by financing activities for the six months ended December 31, 2007 was $2,320,099, which reflected $2,100,000 for the preferred stock issuance transaction and $220,099 of cash received from Valentis, Inc. as part of the merger transaction.  For the six months ended December 31, 2006, net cash provided by financing activities was $695,451, which increased primarily by $200,000 from the issuance of notes payable and $493,200 from the issuance of preferred stock.

The Company had a working capital deficit of $3,140,298 at December 31, 2007 and has accrued a payment due under the terms of the Mattern license agreement which is payable in the quarter ending June 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our investment portfolio as of December 31, 2007.

December 31, 2007
Cash
Estimated market value	$297,413
Average interest rate	4.29%

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

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2007, our independent registered accounting firm identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties.  In addition, significant audit adjustments were needed to liabilities and stockholders’ equity and financial statement disclosure changes were needed that were the result of an insufficient quantity of experienced resources involved with the financial reporting and period end closing process resulting from staff reductions associated with the downsizing of the Company. In October 2007, the Company hired a corporate controller to begin to address these material weaknesses.

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2007 and the three and six month periods ended December 31, 2007 and 2006, respectively, fairly present, in all material respects, our financial condition and results of operations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form 10-K filed on October 5, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                In December 2007, the Company issued 1,000,000 shares of common stock pursuant to the terms of the Development and License Agreement with M&P Patent AG dated as of November 19, 2007. These shares were valued at $0.09975 per share or an aggregate of $99,750.

The board also approved the issuance of 603,965 shares of restricted stock to vendors for services performed, for an aggregate value of $77,620.

The board also approved 1,300,000 shares in restricted stock awards to employees during the three month period ended December 31, 2007 vesting over 4 years with a 1 year cliff vest.  During the three month period ended December 31, 2007, the Company recognized $5,436 in expense associated with these awards.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act.

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

February 11, 2008

URIGEN PHARMACEUTICALS, INC.
By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer