Form 10-K/A
period 2007-06-30
Urigen Pharmaceuticals, Inc.
filed 2008-03-07
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE:

This annual report on Form 10-K/A ("Form 10-K/A ") is being filed to amend our annual report on Form 10-K for the fiscal year ended June 30, 2007 (the "Original Form 10-K"), which was originally filed with the Securities and Exchange Commission ("SEC") on October 5, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-K/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The 10-K/A is being filed to include city and state information which were inadvertently omitted in the accountant's reports. SEC Regulation S-X, Rule 2-02(1)(3) requires that accountant's reports indicate the city and state where the report was issued.

We have not updated the information contained herein for events occurring subsequent to October 5, 2007, the filing date of the Original Form 10-K

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008 .

/s/Martin Shmagin	/s/ William J. Garner, M.D.
MARTIN E. SHMAGIN	WILLIAM J. GARNER, M.D.
Chief Financial Officer	President and Chief Executive Officer

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

Signature	Title	Date
/s/ William J. Garner	President and Chief Executive Officer	March 7, 2008 .
WILLIAM J. GARNER, M.D.	(Principal Executive Officer)
/s/ Martin E. Shmagin	Chief Financial Officer and Director	March 7, 2008 .
MARTIN E. SHMAGIN JD, Pharm. D.	(Principal Financial and Accounting Officer)
/s/ George M. Lasezkay	Director	March 7, 2008 .
GEORGE M. LASEZKAY
/s/ C. Lowell Parsons	Director	March 7, 2008 .
C. LOWELL PARSONS, M.D.
/s/ Benjamin F. McGraw	Director	March 7, 2008 .
BENJAMIN MCGRAW
/s/ Tracy Taylor	Chairman of the Board	March 7, 2008 .
TRACY TAYLOR
/s/ Cynthia Sullivan	Director	March 7, 2008 .
CYNTHIA SULLIVAN

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

	By:	/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
October 2, 2007

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

	By:	/s/ Ernst & Young LLP
Palo Alto, California
September 27, 2006

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

•
The Company agreed to take action within 45 days of the closing to amend its bylaws to permit adjustments to the conversion price of the Series B Preferred Stock and the exercise price of the warrant. The failure of the Company to meet this timetable will result in the imposition of liquidated damages of 1.5% per month until the amendment to the Bylaw is effected. On October 3, 2007 Platinum extended the amendment deadline to October 17, 2007, without penalty ..

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