Form 10-Q/A
period 2007-12-31
Urigen Pharmaceuticals, Inc.
filed 2008-03-07
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-Q /A

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

EXPLANATORY NOTE:

This annual report on Form 10-Q/A ("Form 10-Q/A ") is being filed to amend our quarterly report on Form 10-Q for the quarter ended December 31, 2007 (the "Original Form 10-Q"), which was originally filed with the Securities and Exchange Commission ("SEC") on February 11, 2008. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-Q/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer. The 10-Q/A is being filed in response to SEC comments, to disclose the estimated duration of certain intellectual property (the “Mattern license”), to enhance disclosure of Series B Preferred Stock conversion price, and to state management conclusions on the effectiveness of disclosure controls in clear and unqualified language.

We have not updated the information contained herein for events occurring subsequent to February 11, 2008, the filing date of the Original Form 10-Q

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

The Mattern license agreement expires when all valid claims from patents have expired in all countries where they are issued.  Based on the three patents that have been currently issued (in multiple countries), the Company currently estimates that all patent claims will expire on June 30, 2026.

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
The Certificate of Designation, as amended and restated, setting forth the rights and preferences of the Series B Preferred Stock, provides for the payment of dividends equal to 5% per annum payable on a quarterly basis. The Company has the option to pay dividends in shares of common stock if the shares are registered in an effective registration statement and the payment would not result in the holder exceeding any ownership limitations. The Series B Preferred Stock is convertible at a maximum price of $0.15 per share.  This conversion price of the Series B convertible preferred stock will be adjusted upon the occurrence of the following:

A.	Effectuation of a reverse stock split- conversion price shall be proportionally decreased.
B.	Combination of the outstanding shares of the Company – price shall be proportionately increased.
C.
Dividend or other distribution in shares of common stock – conversion price shall be decreased by multiplying the conversion price by a fraction, the numerator of which shall be the total number of common stock outstanding immediately prior to the time of such issuance or the close of business on such record date and the denominator of which shall be the total number of shares of Common Stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of Common Stock issuable in payment of such dividend or distribution

D.
Dividend or other distribution in securities other than shares of common stock – the number of securities the holder would have received had the holder of the Series B preferred stock converted their shares in common stock prior to such event.

E.
If the common stock is changed to the same or different number of shares of any class or classes of stock, whether by reclassification, exchange, substitution or otherwise (other than by way of a stock split or combination of shares or stock dividends discussed above) – an appropriate revision to the conversion price so that the holders of the series B preferred stock shall have the right to convert into the kind and amount of securities receivable upon reclassification, exchange, substitution or other change by holders of common stock into which the Series B preferred stock was convertible into prior to the trigger event.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

F.
If reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions or reclassification, exchange or substitution of shares discussed above), or merger or consolidation with or into another company, or the sale of all or substantially all of the company’s properties or assets to any other person – appropriate revision in the conversion price so that the holders will have the right to convert the series B preferred stock into the kind and amount of stock and other securities or property of the Company or any successor corporation as the holder would have received if the holder had converted into common stock prior to trigger event.

G.
If the company issues or sell any additional shares of common stock (other than provided above or the exercise or conversion of convertible securities issued prior to the Series B preferred stock) at a price less than the conversion price – conversion price shall be reset to the price at which such additional shares are issued or sold.

H.
If the Company issues any securities convertible into or exchangeable for common stock or any rights or warrants or options to purchase such common stock or convertible securities (“Common Stock Equivalents”), other than the series B preferred stock or warrants issued to the holders, and the aggregate of the price per share for which additional shares of common may be issued thereafter pursuant to such common stock equivalent plus the consideration received by the company for issuance of such common stock equivalent divided by the number of shares issuable pursuant to such Common Stock Equivalent ( “Aggregate Per Common Share price”) shall be less than the conversion price- the conversion price shall be adjusted to the Aggregate Per Common Share Price.

No adjustment in the conversion price shall be made in the event of the following issuances:

(i)	shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan;
(ii)
securities upon the exercise or exchange of or conversion of any securities issued pursuant to the Certificate of Designation and/or securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on the date of issuance of the series B preferred stock, provided that such securities have not been subsequently amended to increase the number of such securities or to decrease the exercise, exchange or conversion price of any such securities;

(iii)
securities issued pursuant to acquisitions or strategic transactions (including license agreements), provided any such issuance shall only be to a Person which is, itself or through its subsidiaries, an operating company in a business synergistic with the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities;

(iv)	securities issued to Platinum pursuant to the Purchase Agreement.

As of December 31 2007, there are no adjustments to the Series B Preferred conversion price which remains $0.15 per share.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose, due to the significant deficiencies noted below under "Changes in Internal Controls."

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

March 7, 2008

URIGEN PHARMACEUTICALS, INC.
By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer