Form 10-Q
period 2008-03-31
Urigen Pharmaceuticals, Inc.
filed 2008-05-15
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-Q

☒              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 69,289,535 as of May 13, 2008.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED BALANCE SHEETS
( Unaudited )

 PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSETS
	March 31, 2008	June 30, 2007

Current assets:
Cash	$136	$101,608
Accounts Receivable	21,004	-
Prepaid expenses	285,852	-
Other current assets	15,132	21,204
Total current assets	322,124	122,812

Fixed assets, net	9,809	4,526
Intangible assets, net	248,688	259,509
Other assets	2,300	1,024
Total assets	$582,921	$387,871

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Account payable	$611,436	$693,217
Accrued expenses	1,055,267	385,341
Series B convertible preferred stock liability	93,789	-
Series B convertible preferred beneficial conversion feature	61,264	-
Due to related parties	181,196	226,068
Notes payable - related party	476,000	300,000
Total current liabilities	2,478,952	1,604,626

Stockholders' deficit:
Urigen N.A. Series B convertible preferred stock	-	1,336,757
Series B convertible preferred stock	1,087,579	-
Common stock	69,289	199
Stock subscribed	274,003	79,073
Additional paid-in capital	5,553,503	2,139,864
Accumulated other comprehensive income	20,120	19,800
Deficit accumulated during the development stage	(8,900,525)	(4,792,448)
Total stockholders' equity (deficit)	(1,896,031)	(1,216,755)
Total liabilities and stockholders' equity (deficit)	$582,921	$387,871

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31, 2008 and 2007 and for the period from July 18, 2005 (date of inception) to
March 31, 2008
( Unaudited )

					Cumulative period
	Three Months Ended		Nine Months Ended		from July 18, 2005
	March 31,		March 31,		(date of inception) to
Operating expenses:	2008	2007	2008	2007	March 31, 2008

Research and development	$158,173	$95,605	$600,350	$682,637	$2,162,385
General and administrative	579,579	499,710	2,269,658	1,138,702	5,083,749
Sales and marketing	89,324	204,276	206,415	293,717	513,482
Total operating expenses	827,076	799,591	3,076,423	2,115,056	7,759,616

Loss from operations	(827,076)	(799,591)	(3,076,423)	(2,115,056)	(7,759,616)

Other income and expense, net:
Interest income	1,460	4,117	18,145	12,343	40,496
Interest expense	(5,378)	(1,253)	(2,169,861)	(2,541)	(2,271,260)
Other income	54,440	-	1,151,561	-	1,151,561
Other expense	-	-	(31,500)	-	(31,500)
Exchange gain (loss)	-	-	-	-	(30,206)
Total other income and expense, net	50,522	2,864	(1,031,655)	9,802	(1,140,909)

Net loss	$(776,554)	$(796,727)	$(4,108,078)	$(2,105,254)	$(8,900,525)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.03)
Shares used in computing basic and diluted net loss per common share (in thousands)	70,509	64,513	69,216	63,191

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended March 31, 2008 and 2007
and for the period from July 18, 2005 (date of inception) to March 31, 2008 unaudited

			Cumulative
			period from
			July 18, 2005
	Nine Months	Nine Months	(date of
	Ended	Ended	inception) to
	March 31,	March 31,	March 31,
Cash flows from operating activities:	2008	2007	2008

Net loss	$(4,108,078)	$(2,105,254)	$(8,900,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	4,394	2,243	6,679
Amortization of intangible assets	10,821	10,821	29,919
Stock based compensation expensed	54,851	-	54,851
Non-cash expenses: compensation, interest, rent, and other	158,938	388,011	1,441,048
Preferred Series B discount and imputed interest	2,140,567	-	2,140,567
Change in fair value of Series B convertible preferred stock liability	(866,120)	-	(866,120)
Changes in operating assets and liabilities, net of assets acquired in merger:
Other assets	(85,454)	(18,019)	(102,682)
Accounts payable	(81,781)	421,221	611,436
Accrued expenses	300,022	219,874	685,363
Amounts due to related parties	(44,872)	(59,594)	181,196
Net cash used in operating activities	(2,516,712)	(1,140,697)	(4,718,268)

Cash flows from investing activities:
Purchases of fixed assets, net of assets acquired in merger	(5,180)	(5,096)	(11,961)
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash (used in) provided by investing activities	(5,180)	(5,096)	458,039

Cash flows from financing activities:
Cash acquired in consummation of reverse merger	220,099	-	220,099
Proceeds from issuance of notes payable	-	300,000	300,000
Proceeds from stock and warrant subscription, and exercise of stock options	100,000	95,451	161,034
Proceeds from preferred stock, net of issuance costs	2,100,000	450,000	3,517,135
Net cash provided by financing activities	2,420,099	845,451	4,198,268
Effect of exchange rate changes on cash	321	(2,193)	62,097
Net increase (decrease) in cash	(101,472)	(302,535)	136
Cash, beginning of period	101,608	567,489	-
Cash, end of period	$136	$264,954	$136

See accompanying notes.

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at March 31, 2008 and the results of operations for the interim periods ended March 31, 2008 and 2007 and for the cumulative period from July 18, 2005 (date of inception) to March 31, 2008.

The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2008. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2007, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through March 31, 2008, the Company has accumulated net losses of $8,900,525 and accumulated negative cash flows from operations of $4,718,268 and as of March 31, 2008 has a negative working capital of $2,156,828. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financings, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Concentration

At March 31, 2008, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $100,000.

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

	Three Months	Nine Months	Period from
	Ended	Ended	July 18, 2005
	March 31, 2008	March 31, 2008	(date of inception) to
			March 31, 2008
Net loss	$(776,554)	$(4,108,078)	$(8,900,525)
Foreign currency translation adjustments, net of tax	-	773	20,120
Comprehensive loss	$(776,554)	$(4,107,305)	$(8,880,405)

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

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. We are still evaluating the impact of this standard will have on our financial position and/or results of operations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.  As a result of the implementation of FIN 48, we recognized no material adjustments in the liability for unrecognized income tax benefits.  At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this change was not material.  Following implementation, the ongoing changes in measurement of uncertain tax provisions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that SFAS 141(R) may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,  Noncontrolling Interests in  Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1 Accounting for Collaborative Arrangements  (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. EITF 07-1 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with a University for certain patent rights.

The agreement with the University was for a license previously licensed to Urigen, Inc. In exchange for this license, the Company issued 818,646 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of March 31, 2008, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% to 3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

In November 2007, we entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen Common Stock and accrued $1,500,000 in milestone payments.  The Company terminated its license agreement with Mattern effective March 31, 2008.  Accordingly, the $1,500,000 accrued liability and $1,599,750 intangible asset has been reversed and a general and administrative impairment expense of $99,750 has been recorded, which represents the fair value of the million shares of restricted stock that were issued.  The Company believes there will be no further payments to Mattern as a result of this transaction.

The summary of intangible assets acquired and related accumulated amortization as of March 31, 2008 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(29,949)
Intangible assets, net	$248,688

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $3,607 for the quarters ended March 31, 2008 and 2007, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

April 1, 2008 – March 31, 2009	$14,428
April 1, 2009 – March 31, 2010	14,428
April 1, 2010 – March 31, 2011	14,428
April 1, 2011 – March 31, 2012	14,428
April 1, 2012 – March 31, 2013	14,428
Thereafter	176,548
$248,688

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

4.	Notes Payable – related party

On November 17, 2006, the Company entered into an unsecured promissory note with a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest, which is being accrued as of March 31, 2008. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”)). Also, the Company issued 1,000 shares of Urigen N.A. Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.  These shares converted to common stock at the time of the Merger.

On January 5, 2007, the Company entered into an unsecured promissory note with a related party in the amount of $100,000. Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  Interest is being accrued as of March 31, 2008.  All amounts owed by the Company to Lender hereunder are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated October 5, 2006, by and among Valentis, Inc., Valentis Holdings, Inc. and Urigen N.A. Inc.) or the consummation of any other business combination or similar transaction that results in a change of control (as defined in the note agreement) of the Company, (ii) the occurrence of an Event of Default, or (iii) the second anniversary of the date hereof (in each case, the “Due Date”). Also, the Company issued 500 shares of Urigen N.A. Series B Preferred Stock, par value $0.00001 per share, in connection with this note agreement.  These shares converted to common stock at the time of the Merger.

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

Restricted Stock

On January 7, 2008, the Board of Directors approved the annual restricted stock grant for each outside director for the fiscal year ending June 30, 2008 of 46,500 shares with an exercise price based on the $0.19 closing price of the Company’s stock on January 7, 2008.

Subscribed Stock and Warrants

On January 31, 2008 the Company entered into an agreement with Redington, Inc. to provide investor relations services.  Under the terms of the agreement Redington received common stock subscribed in the amount of 380,000 shares with an estimated fair value of $39,710.  The agreement provides warrants for Redington Inc. to purchase additional common stock at $0.15 per share.  The number of warrants to be issued is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants issuable under the agreement.  Vesting of these warrants is also contingent on increase in value.  If the Company raises debt or equity exceeding $3 million by January 31, 2009 then Redington Inc. has the option to return the 380,000 shares for $134,000.

On February 6, 2008 the Company raised $100,000 from the sale of subscribed stock to an independent investor, at $0.20 per share for a total of 500,000 shares, along with 250,000 warrants at $0.25 per share exercisable until January 29, 2013.

The Company granted 20,000 additional shares of unregistered subscribed common stock to a vendor during the three month period ended March 31, 2008, valued at the estimated fair value of the stock on the grant dates.

Stock-Based Compensation

For the three and nine months ended March 31, 2008, the Company recorded $10,740 and $54,851, respectively, of stock-based compensation expenses which was included in general and administrative expense.  There was no stock-based compensation expense in the nine months ended March 31, 2007.

Over the nine months ended March 31, 2008, stock based compensation to employees represented less than 20% of the stock based compensation total.  The balance consisted of stock compensation to vendors, recorded at the estimated fair value of the stock.

Fair value of stock awards granted to employees is recognized as expense over the service period, net of estimated forfeitures. The Company estimated forfeitures at a rate based on historical data and anticipated future conditions. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

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
A. Effectuation of a reverse stock split-conversion price shall be proportionally decreased.
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
H. If the Company issues any securities convertible into or exchangeable for common stock or any rights or warrants or options to purchase such common stock or convertible securities (“Common Stock Equivalents”), other than the series B preferred stock or warrants issued to the holders, and the aggregate of the price per share for which additional shares of common may be issued thereafter pursuant to such common stock equivalent plus the consideration received by the company for issuance of such common stock equivalent divided by the number of shares issuable pursuant to such Common Stock Equivalent ( “Aggregate Per Common Share price”) shall be less than the conversion price-the conversion price shall be adjusted to the Aggregate Per Common Share Price.
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

As of March 31 2008, there are no adjustments to the Series B Preferred conversion price which remains $0.15 per share.

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

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B Preferred Stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.  During the three month period ended March 31, 2008, based on changes in market value of the remaining unregistered shares classified as debt, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $24,316.

7.	Net Loss Per Share

Basic net loss per share is computed by dividing loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to the Company’s right of repurchase. Diluted net loss per share includes the effect of convertible securities, options and warrants, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008		2007
Net loss (thousands)	$(777)	$(797)			$(2,105)
					63,191
Basic and Diluted (thousands):	70,509	64,513	$(4,108)	$
Weighted average shares of common stock outstanding	70,509	64,513	69,216		63,191
Weighted-average shares of common stock used in computing net loss per share			69,216

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.06)		$(0.03)

URIGEN PHARMACEUTICALS, INC.
(a development stage enterprise)

 The following options, common stock purchase warrants, Series B Preferred Stock and warrants will be included in the calculation of income or loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for convertible shares and warrants.

• Warrants to purchase up to 5 million shares of common stock at a weighted average price of $3.65 per share, outstanding at March 31, 2008.

•  Series B Preferred Stock convertible to 14,000,000 or more shares of common stock at a price of $0.15 or less per share and Warrants to purchase up to 14,000,000 shares of common stock at $0.18 per share, outstanding at March 31, 2008.

•  Options to purchase approximately 1.4 million shares of common stock at an average price of $11.62 per share, outstanding at March 31, 2008.

8.	Related party Transactions

As of March 31, 2008 and 2007, the Company has been paying a fee of approximately $3,500 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D., President and CEO of the Company. Dr. Garner owned 18,476,540 shares of common stock at March 31, 2008 and 7,870,556 shares of common stock at March 31, 2007. The fees are for rent, telephone and other office services, and are based on estimated fair value. Dr. Garner personally guarantees the payment of rent.  Dr. Garner has also received payment for services provided as an employee to the Company, and in 2006, as a consultant to the Company.  Dr. Garner and EGB Advisors, LLC were owed a total of $29,967 as of March 31, 2008 and $23,685, as of March 31, 2007. For the three months ended March 31, 2008 and 2007, the Company paid $33,697 and $27,299 to this related party. From the inception of the Company to March 31, 2008 the Company has paid $299,021 to this related party.

On August 24, 2007, at the time the Company settled an outstanding balance with a vendor, the Company also paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D. who is the President and CEO of Urigen is also the principal shareholder in Inverseon, Inc.  The $15,132 balance due from Inverseon, Inc. is reported as part of other current assets at March 31, 2008.

On March 19, 2008, the Company entered into a consulting agreement with Benjamin F. McGraw, III, Pharm.D., who is a member of the board of directors.  Under the terms of the agreement, Dr. McGraw is to provide consulting services to the Company at a rate of $3,600 per month payable in cash or in stock at the market value on the date of the invoice.  No expense has been incurred under this agreement as of March 31, 2008.

9.	Subsequent Events

On April 25, 2008, the Company informed M & P Patent that it intends to file a demand for arbitration against M & P Patent AG with the International Chamber of Commerce pursuant to the terms of the Development and License Agreement entered into on November 22, 2007. Pursuant to various provisions of the Swiss Code of Obligations, the Company intends to seek return of the one million (1,000,000) restricted common shares of the Company issued to M & P under the terms of the Development and License Agreement and relief from any and all payment obligations, if any, under the Development and License Agreement.

Subsequent to March 31, 2008 the Company raised $75,000 from sale of subscribed stock to C. Lowell Parsons M.D., a member of the board of directors, and $118,000 from the sale of subscribed stock to independent investors for a total cash proceeds of $193,000.  The company also granted subscribed stock to principals of Life Science Strategy Group, LLC in exchange for forgiveness of $25,000 in debt.

These subscriptions involved a total of 1,282,353 shares subscribed, all at $0.17 per share, along with 567,647 warrants subscribed.  These warrants have an exercise price of $0.22 per share and are exercisable over a five year period.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this section include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of 10-K reports filed with the Securities and Exchange Commission and those described from time to time in our future reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

We are a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. Urigen's product candidates target significant acute unmet medical needs and major market opportunities in urology:

•
URG101 (lidocaine, heparin) a bladder instillation for Painful Bladder Syndrome / Interstitial Cystitis is our most advanced product. An interim analysis of URG101-104 Phase II study was successfully completed.  The results demonstrated URG101 was statistically superior to placebo in reducing symptoms of PBS/IC.  Due to the positive clinical results the clinical study was closed early at approximately 50% enrollment.  Plans are underway to advance the project into late stage clinical development. Additionally, the US Patent office has notified our licensor regarding allowance of claims covering the URG101 product. Finally, Heparin which is a component of URG101 experienced supply disruption due to contaminated raw material originating in China.  Both the United States Food and Drug Administration and Baxter, which supplies the heparin used in URG101 are vigorously pursuing resolution of the issue.  Due to the medical importance of heparin it is expected resolution of the contamination issue will occur in a reasonable time frame.

•
URG301 (lidocaine) urethral suppository for Urethritis and Nocturia in women is our second product candidate. URG301 contains lidocaine in a meltable matrix and a placebo clinical trial is planned for 2008 for design and tolerability.

•
We have returned the worldwide rights to a nasal testosterone product candidate for male hypogonadism, Nasobal, – that we designated URG201, to the licensor, Mattern Pharmaceuticals, AG of Switzerland.

We currently have no products approved for commercial sale and have not generated operating revenues. We currently maintain the commercial rights to our product candidates in both the United States and in territories outside the United States.

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

Estimating costs and time to complete development of our programs is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for alternate routes of delivery of compounds due to the fact that there is generally less comprehensive data available to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining budgetary research and development costs, excluding allocation of corporate general and administrative expenses, from April 1, 2008 through the preparation of an NDA for our major programs currently being developed as follows: approximately $14,500,000 for URG101 for painful bladder syndrome and approximately $26,400,000 for URG301. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

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

The unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. was considered to be acquiring Valentis in the merger and Valentis did not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141,  Business Combinations (“SFAS No. 141”) , and Emerging Issue Task Force 98-3,  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business (“EITF 98-3”), because Valentis had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to SFAS No. 141 and EITF 98-3. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger was measured at net assets acquired.  From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this quarterly report is that of our current business which is conducted through Urigen N.A.  The historical financial results discussed herein are those of Urigen N.A. for the three and nine months ended March 31, 2007.

RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2008, we recorded other non-cash income due to market changes in the valuation of Series B Convertible Preferred Stock classified as debt, as well as other cash income from a state tax refund.

We expect that operating results will fluctuate from quarter to quarter and that such fluctuations may be substantial. At March 31, 2008, our accumulated deficit was $8,900,525.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (the “SEC”) on October 5, 2007.

Revenue

There were no operating revenues for the three and nine month periods ended March 31, 2008 and 2007.

Research and Development Expenses

Research and development expenses increased $62,568 to $158,173 for the three months ended March 31, 2008 compared to $95,605 for the corresponding period in 2007.  The increase was primarily due to expenses for the interim analysis of the URG101-104 Phase II study in the three months then ended.

Research and development expenses decreased $82,287 to $600,350 for the nine months ended March 31, 2008 compared to $682,637 for the corresponding period in 2007.  The decrease was primarily due to decreased clinical trial expenses overall in the nine months then ended. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses increased by $79,869 to $579,579 for the three months ended March 31, 2008, compared to $499,710 for the corresponding period in 2007.

General and administrative expenses increased by $1,130,956 to $2,269,658 for the nine months ended March 31, 2008, compared to $1,138,702 for the corresponding period in 2007.

These increases were due to increasing legal and accounting fees in connection with the reverse merger, convertible preferred stock transaction, and public company operating expenses. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Sales and Marketing Expenses

Sales and marketing expenses decreased $114,952 to $89,324 for the three months ended March 31, 2008, compared to $204,276 for the corresponding period in 2007. The decrease is mainly due to decreased salaries in the current period.

Sales and marketing expenses decreased $87,302 to $206,415 for the nine months ended March 31, 2008, compared to $293,717 for the corresponding period in 2007. The decrease is mainly due to decreased salaries and marketing activities.

We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward toward commercialization.

Interest Income and Other Income and Expenses, net

Interest income decreased by $2,657 to $1,460 for the three months ended March 31, 2008, compared to $4,117 in the corresponding period of 2007. Interest income increased by $5,802 to $18,145 for the nine months ended March 31, 2008, compared to $12,343 in the corresponding period of 2007.  The changes are non-cash income due to market changes in the valuation of Series B Convertible Preferred Stock which is classified as debt and therefore being marked to market each period.

Other income increased to $54,440 and $1,151,561, respectively for the three and nine month periods ended March 31, 2008, compared to $0 in the corresponding periods of 2007.  The increase is due primarily to the effective registration of  Series B Preferred Stock which is classified as debt, and to the collection of $200,000 in other income related to technology licensing.  This income is not expected to reoccur.

Other expense increased to $31,500 for the nine months ended March 31, 2008, compared to $0 in the corresponding periods of 2007.  The increase is due to liquidated damages paid associated with Series B Preferred Stock.  This expense is not expected to reoccur.

Interest Expense

Interest expense increased by $4,125 to $5,378 for the three months ended March 31, 2008, compared to $1,253 in the corresponding period of 2007.   The increase is mainly due to increased borrowing. We expect interest expense to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Interest expense increased by $2,167,320 to $2,169,861 for the nine months ended March 31, 2008, compared to $2,541 in the corresponding period of 2007.  The increase is mainly due to accrued non-cash interest expense associated with Series B Preferred Stock. Interest expense and is expected to decrease going forward.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2007, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identifies the following conditions, which raise substantial doubt about our ability to continue as a going concern: (i) we have incurred operating losses since inception, including a net loss of $4,792,448 for the fiscal year ended June 30, 2007, and a net loss for the nine months ended March 31, 2008 of $4,108,078 and an accumulated deficit of $8,900,525 at March 31, 2008, and (ii) we anticipate to incur further losses for the foreseeable future.  The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain its operations.

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

Net cash used in operating activities for the nine months ended March 31, 2008 was $2,516,468, which primarily reflected the net loss of $4,108,078 adjusted for non-cash expenses of 2,354,356 and change in fair value of liability of $866,120 and change in accrued expenses of $300,022. Net cash used in operating activities for the nine months ended March 31, 2007 was $1,140,697, which primarily reflected the net loss of $2,105,254, adjusted for non-cash expenses of $388,011, changes in accounts payable of $421,221, and for changes in accrued expenses of $219,874.

Net cash used by investing activities for the nine month periods ended March 31, 2008 and 2007 was $5,180 and $5,096, respectively, which reflected the purchase of fixed assets.

Net cash provided by financing activities for the nine months ended March 31, 2008 was $2,420,099, which reflected $2,100,000 for the preferred stock issuance transaction and $220,099 of cash received from Valentis, Inc. as part of the merger transaction, and $100,000 of cash from stock and warrant subscriptions.  For the nine months ended March 31, 2007, net cash provided by financing activities was $845,451, which was primarily $300,000 from the issuance of notes payable and $450,000 from the issuance of Urigen N.A. Series B preferred stock.

The Company had a working capital deficit of $2,156,828 at March 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our investment portfolio as of March 31, 2008.

March 31, 2008
Cash
Estimated market value	$136
Average interest rate	3.02%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose, due to the material weaknesses noted below under "Changes in Internal Controls."

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2007, our independent registered accounting firm identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties.  In addition, significant audit adjustments were needed to liabilities and stockholders’ equity and financial statement disclosure changes were needed that were the result of an insufficient quantity of experienced resources involved with the financial reporting and period end closing process resulting from staff reductions associated with the downsizing of the Company. In October 2007, the Company hired a corporate controller to begin to address these material weaknesses.  As of this filing, the Company has revised it’s code of business conduct and ethics, which is attached as exhibit (14.01) to this filing and which is also accessible on the Company’s website.

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2007 and the three and nine month periods ended March 31, 2008 and 2007, respectively, fairly present, in all material respects, our financial condition and results of operations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form 10-K for the year ended June 30, 2007 filed with the SEC on October 5, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company issued to Redington, Inc. common stock subscribed in the amount of 380,000 shares with an estimated fair value of $39,710.

        In February 2008, the Company issued to an independent investor 500,000 shares of common stock subscribed along with 250,000 of warrants subscribed. These shares were valued at $0.20 per share for an aggregate of $100,000.  These warrants have an exercise price of $0.25 per share and are exercisable over a five year period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS

                a.             Exhibits
14.01	Urigen Pharmaceuticals Inc. Code of Business Conduct and Ethics, effective May 15, 2008
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URIGEN PHARMACEUTICALS, INC.

	By:	/s/ William J. Garner, MD
May 15, 2008		WILLIAM J. GARNER, MD
President and Chief Executive Officer

	By:	/s/ Martin E. Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer