Form 10-K
period 2008-06-30
Urigen Pharmaceuticals, Inc.
filed 2008-10-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-K

☒              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2008

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 69,669,535 as of October 13, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URIGEN PHARMACEUTICALS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2008

PART I

ITEM 1.	BUSINESS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of 10-K reports filed with the Securities and Exchange Commission and those described from time to time in our future reports filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

We were formerly known as Valentis, Inc. and were formed as the result of the merger of Megabios Corp. and GeneMedicine, Inc. in March 1999. We were incorporated in Delaware on August 12, 1997. In August 1999, we acquired U.K.-based PolyMASC Pharmaceuticals plc.

On October 5, 2006, we entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger”) with Urigen N.A., Inc., a Delaware corporation (“Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A., Inc. with Urigen N.A., Inc. surviving as our wholly-owned subsidiary. In connection with the Merger, each Urigen stockholder received, in exchange for each share of Urigen N.A. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of our common stock. At the effective time of the Merger, each share of Urigen N.A Series B preferred stock was exchanged for 11.277 shares of our common stock. An aggregate of 51,226,679 shares of our common stock were issued to the Urigen N.A. stockholders.  Upon completion of the Merger, we changed our name from Valentis, Inc. to Urigen Pharmaceuticals, Inc. (the "Company").

From and after the Merger, our business is conducted through our wholly owned subsidiary Urigen N.A. The discussion of our business in this annual report is that of our current business which is conducted through Urigen N.A.

We are located in Burlingame, California, where our headquarters and business operations are located.

BUSINESS OVERVIEW

We specialize in the development of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration Painful Bladder Syndrome/Interstitial Cystitis (“PBS” or “PBS/IC”), Urethritis, Nocturia and Overactive Bladder (“OAB”).

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

 Urigen’s two clinical stage products target significant unmet medical needs with meaningful market opportunities in urology:

•	URG101, a bladder instillation for Painful Bladder Syndrome/Interstitial Cystitis (PBS/IC)
•	URG301, a female urethral suppository for urethritis and nocturia

URG101 targets Painful Bladder Syndrome/Interstitial Cystitis (“PBS” or “PBS/IC”) which affects approximately 10.5 million men and women in North America.  URG101 is a unique, proprietary combination therapy of components that is locally delivered to the bladder for rapid relief of pain and urgency as demonstrated in Urigen’s positive Phase II Pharmacodynamic Crossover study.

URG301 targets urethritis and nocturia, typically seen in overactive bladder patients. URG301 is a proprietary dosage form of an approved drug that is locally delivered to the female urethra. Urethritis pain commonly occurs with urinary tract infections (UTIs) which cause more than 8 million visits to the doctor annually. Nocturia, or nighttime urgency and frequency, is secondary to overactive bladder and can severely impact quality of life by disrupting the normal sleep pattern.

The novel urethral suppository platform presents excellent opportunities for effective product lifecycle management.  As market penetration of URG301 deepens, line extensions will be available through alternate generic drugs as well as new chemical entities.  To further expand the pipeline, the Company will identify and prioritize both marketed and development-stage products for acquisition.  The commercial opportunity for such candidates will benefit significantly from the synergy provided by URG101 and URG301 in the urology marketplace.

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

Proprietary Product Candidates:

URG101

Market Opportunity for Treatment of Painful Bladder Syndrome

Presently, no approved products exist for treating PBS, and those that have been approved for interstitial cystitis, a subset of PBS, are based on clinical studies which have shown the drugs to be marginally effective. According to its website, the FDA has approved two drugs for the treatment of interstitial cystitis and neither is labeled as providing immediate system relief. For example, at three months, the oral drug Elmiron achieved a therapeutic benefit in only 38% of patients on active drug versus 18% on placebo. The other drug approved for interstitial cystitis, RIMSO®-50 is an intravesical treatment that was not based on double-blind clinical trial results. According to the Interstitial Cystitis Data Base Study Experience published in the year 2000, RIMSO®-50 is widely recognized as ineffective and not included among the top ten most common physician-prescribed treatments for urinary symptoms.

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

We have estimated that the prevalence of PBS in North America to be 10.5 million, of which 3.8 million would experience severe enough symptoms to be classified as having interstitial cystitis, a subset of PBS. This estimate was based on studies conducted by Clemens and colleagues at Northwestern University and by Drs. Matt T. Rosenberg and Matthew Hazzard at the Mid-Michigan Health Centers. Each group independently concluded that the number of subjects with interstitial cystitis has been significantly underestimated. They evaluated over 1,000 female primary care patients over the course of a year using a pain, urgency/frequency questionnaire to categorize subjects as symptomatic or not. We calculated the North America PBS population based on a cutoff score of 13 on the pain, urgency/frequency scale, and assumed a ratio of 1:2 for men to women; and for interstitial cystitis population we used a more stringent cutoff score of 15.

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

Clinical Trial Status

Urigen filed an investigational new drug application (“IND”) in 2005 and has undertaken two (2) clinical studies to date: URG101-101 and URG101-104. The results of the most recent study, URG101-104, have been announced with primary and secondary endpoints all achieving statistical significance. The URG101-104 study was designed using lessons learned from the URG101-101 study which did not achieve statistical significance on the primary endpoint at 3 weeks, but did demonstrate that the URG101 product was safe and resulted in an acute reduction in urgency (P=0.006) and trend towards reduction in bladder pain (P=0.093).

The URG101-104 study was a pharmacodynamic crossover study to evaluate the time course of response to URG101 drug and placebo in subjects experiencing acute symptoms of painful bladder syndrome/interstitial cystitis.  In March 2008 an un-blinded interim analysis was conducted. Primary and secondary efficacy measurements in the study demonstrated that URG101 was significantly better than placebo. Top line data analysis findings include: primary endpoint - improvement in average daytime pain (p=0.03); secondary endpoints - improvement in daytime urgency (p=0.03), total symptom score (p=0.03), improved overall symptom relief as measured by PORIS (p=0.01).

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

 URG301

Market Opportunity for Treatment of Urethritis and Nocturia

A significant percentage of female patients presenting with Urinary Tract Infections (UTI) and Painful Bladder Syndrome have a substantial urethral component to their disease. There are approximately 8 million doctor visits annually for urinary tract infections alone. The severity of their urethral pain and discomfort may compromise the administration of intravesical therapies while the antibiotics used to treat their UTI do not address their urethral pain. To overcome this problem, Urigen is developing a urethral suppository to resolve this pain and discomfort.

Nocturia, frequent nighttime urination, is a symptom of an underlying condition or disease, such as PBS.  A poll conducted by the National Sleep Foundation in 2003 reported that nearly two-thirds of adults between the ages of 55 and 84 suffered from nocturia.  The International Continence Society defines nocturia as two or more night time voids.  In its simplest terms, nocturia refers to urination at night and entails some degree of impairment, with urinary frequency often considered excessive and disruptive.  Patients with severe nocturia may get up five or more times per night to go to the bathroom to void.

Preliminary work, by Kalium, Inc., from which we licensed the product, has been conducted to test a variety of generally recognized as safe (“GRAS”) approved carriers and therapeutic agents as well as to optimize melt times for the suppository. Additionally, patients with urethritis were offered the use of a suppository that contained lidocaine and heparin for the treatment of their symptoms of urethral pain and inflammation. An optimized formulation has been tested in an open-label clinical trial. This study was undertaken to determine the proportion of urethral symptoms by 50% or more in patients with urethritis. Results were evaluated 15 minutes after administration of the suppository using the patient overall rating of improvement of symptoms (“PORIS”) scale.  The result of this pilot Phase II (open label) study in approximately 30 patients demonstrated a 50% or greater improvement in 83% of patients experiencing pain and 84% of patients experiencing urgency related to urethritis following a single treatment. Importantly, 50% of patients had complete resolution of pain and 63% had complete resolution of urgency. Duration of relief following a single treatment was greater than 12 hours in approximately 30% of subjects. This testing was not performed as a formal clinical trial, but under physician care and information provided to us from Kalium, Inc. Clinical development of URG301 will be similar to that of lidocaine jelly which is approved for urethritis.

The licensed patents cover a range of active ingredients that can be formulated in the suppository to create a desired therapeutic effect. Such agent may include antibiotics, antimicrobials, antifungals, analgesics, anesthetics, steroidal anti-inflammatories, non-steroidal anti-inflammatories, mucous production inhibitors, hormones and antispasmodics.

Market Opportunity for Treatment of Overactive Bladder (“OAB”)

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

Importantly, given these efficacy and side effect limitations, the overactive bladder market has experienced significant and constant double digit annual growth. According to sales data provided by the four largest U.S. pharmaceutical companies in their annual reports, we estimate that in the five year period 2000 through 2004, sales of OAB drugs in the United States grew from $636 million to more than $1.3 billion, and year over year percentage increases for this five year period were 40%, 25%, 18%, and 13%, respectively.

Product Development

We are developing an IND to initiate an exploratory study to evaluate the safety and efficacy of an intraurethral suppository to treat urethritis, nocturia and the symptoms of acute urinary urgency associated with overactive bladder. The study will enroll subjects randomized to drug vs. placebo in a 1:1 ratio to evaluate the safety and efficacy of URG301 for one or more of these disorders.

Commercialization Plan

We will commercialize URG301 in the United States by conducting a situational analysis of the United States; developing an appropriate product strategy; and then, creating and implementing a launch plan that incorporates the 75 to 100 member sales organization that we are planning to establish for the launch of URG101. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG301 is adequately promoted to the entire U.S. healthcare community.

In all countries outside the United States, Urigen will either assign licensing rights to or establish Supply and Distribution Agreements with interested parties. Discussions to acquire such rights will be scheduled with interested pharmaceutical companies who have a strategic interest in Incontinence and Overactive Bladder, and have the requisite infrastructure and resources to successfully commercialize URG301.

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

Retail prices for these products vary considerably and are tied directly to the number of pills taken per day and whether or not the product is available generically. The least expensive is generic oxybutynin 5mg with an average monthly cost of $20 compared to Ditropan 5mg at $79 and Ditropan XL 5mg costing $122 per month on average. The average monthly cost for Detrol is $138; Detrol LA $119; Sanctura $116; Vesicare $121; and Enablex $116. (Prices from May 2006 Wolters Kluwer Health, Pharmaceutical Audit Suite).

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through June 30, 2008.

Life Science Strategy Group LLC (LSSG) has been retained to create and implement a commercialization plan specific for us in the United States. Pursuant to the terms of the agreement, LSSG will bill us for all professional services at established hourly rates, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. LSSG may terminate the agreement if payment of fees is not made within 45 days of receipt of the invoice. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.  As of June 30, 2008 LSSG has invoiced the Company $28,000.  $3,000 was paid in cash.  LSSG principals have agreed to accept 147,059 shares of subscribed common stock at $0.17 per share in lieu of the remaining $25,000.

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A. entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego, or UCSD, for certain patent rights.   In exchange for this license, Urigen N.A. issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of June 30, 2008, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

Pursuant to our license agreement with Kalium, Inc., made as of May 12, 2006, the Company and our affiliates have an exclusive license to the patent rights and technologies, and the right to sublicense to third parties. As partial consideration for the rights under the license agreement and as a license fee, Urigen N.A., Inc. was required to issue 1,623,910 shares of our common stock. We are required to pay royalties ranging from 2.0% to 4.5% of net sales, and milestone payments of up to $457,500 upon the occurrence of certain events related to FDA approval, and any applicable sublicense payments in an amount equal to 22.5% of fees received for any sublicense. Pursuant to the terms of the license agreement, we must indemnify Kalium against any and all liabilities or damages arising out of the development or use of the licensed products or technology, the use by third parties of licensed products or technology, or any representations or warranty by us. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may settle claims in our sole discretion; provided, however, that Kalium must cooperate with us. The term of the license agreement ends on the earlier of the expiration date of the last to expire of any patent or the tenth anniversary of the first commercial sale. The license agreement may be terminated by either party if the other party fails to substantially perform or otherwise materially breaches any material terms or covenants of the agreement, and such failure or breach is not cured within 30 days of notice thereof. In addition, Kalium may terminate the agreement or convert the license to non-exclusive rights if we fail to meet certain milestones over the next three years.

On October 3, 2007, the Company retained Dennis Giesing, Ph.D. as Chief Scientific Officer of the Company for a term of four years.  Prior to this, Dr. Giesing performed consulting services for the Company for one day per calendar week, at an agreed upon fee of $4,000 per month.

In countries outside of the United States, we anticipate we will either assign licensing rights to or establish supply and distribution agreements with interested parties. Initial discussions to acquire such rights have begun with interested parties who have a strategic interest in urology and painful bladder syndrome and have the requisite infrastructure and resources to successfully commercialize URG101.

Like many companies our size, we do not have the ability to conduct preclinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organizations (“CROs”) that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions.

Third parties that we use, and have used in the past, to support clinical trials include Clinimetrics, Research Canada, Inc., EMB Statistical Solutions, LLC (“EMB”), and Hyaluron. Inc. (“HCM”).

Pursuant to a purchase order dated September 2007, HCM has provided us with services related to documentation and drug development.  Various services were provided by the other vendors listed.

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

Currently, we own or have licensed three (3) issued patents and three (3) patent applications. Based on these filings, we anticipate that our lead product URG101, may be protected until at least 2026 and our URG300 urethral suppository platform including URG301 will be protected until at least 2018 and potentially beyond 2025.

Summary of our Patents and Patent Applications for URG101 and URG301 Product Development:

1)
(URG101) We have licensed U.S. Patent 7,414,039 entitled “Novel Interstitial Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis” from the University of California San Diego. The patent claims treatment formulations and methods for reducing the symptoms of urinary frequency, urgency and/or pelvic pain, including interstitial cystitis.

2)
(URG101) We have filed PCT Application PCT/US2006/019745 entitled “Kits and Improved Compositions for Treating Lower Urinary Tract Disorders: Formulations for Treating Lower Urinary Tract Symptoms: which is directed to superior buffered formulations and kits for treating lower urinary tract symptoms and disorders.

3)
(URG301) We have licensed U.S. Patent No. 6,464,670 entitled “Method of Delivering Therapeutic Agents to the Urethra and an Urethral Suppository” from Kalium, Inc. The patent describes a meltable suppository having a “baseball bat” shape for the administration of therapeutic agents to the urethra. This shape is suited for the female urethra.

4)
(URG301) We have licensed U.S. Patent No. 7,267,670 entitled “Reinforced Urethral Suppository” from Kalium, Inc. This application covers the mechanical structure of a reinforced suppository that can be used to deliver a range of therapeutic agents to the urethra.

5)
(URG301) We have licensed U.S. Patent Application Serial No. 11/475809, entitled “Transluminal Drug Delivery Methods and Devices” from Kalium, Inc. The application is directed to a urethral suppository that includes a carrier base, an anesthetic, a buffering agent, and, optionally a polysaccharide.

6)
(URG301) We have filed PCT Application 60/891,454 entitled "Urethral Suppositories for Overactive Bladder" which is directed to the use of mixed-activity anti-cholinergic agents to treat the symptoms of overactive bladder.

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

The patent positions of pharmaceutical and biotechnology firms are often uncertain and involve complex legal and factual questions. Furthermore, the breadth of claims allowed in biotechnology patents is unpredictable. We cannot be certain that others have not filed patent applications for technology covered by our pending applications or that we were the first to invent the technology that is the subject of such patent applications. Competitors may have filed applications for, or may have received patents and may obtain additional patents and proprietary rights relating to compounds, products or processes that block or compete with ours. We are aware of patent applications filed and patents issued to third parties relating to urological drugs, urological delivery technologies and urological therapeutics, and there can be no assurance that any of those patent applications or patents will not have a material adverse effect on potential products we or our corporate partners are developing or may seek to develop in the future.

Patent litigation is widespread in the biotechnology industry. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned or licensed by us, or to determine the scope and validity of the proprietary rights of third parties. Although no third party has asserted that we are infringing such third party’s patent rights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that we would prevail in any such litigation or that we would be able to obtain any necessary licenses on reasonable terms, if at all. Any such claims against us, with or without merit, as well as claims initiated by us against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. If other companies prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings to determine priority of invention which could result in substantial cost to us even if the outcome is favorable to us. There can be no assurance that third parties will not independently develop equivalent proprietary information or techniques, will not gain access to our trade secrets or disclose such technology to the public or that we can maintain and protect unpatented proprietary technology. We typically require our employees, consultants, collaborators, advisors and corporate partners to execute confidentiality agreements upon commencement of employment or other relationships with us. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our technology in the event of unauthorized use or disclosure of such information, that the parties to such agreements will not breach such agreements or that our trade secrets will not otherwise become known or be discovered independently by our competitors.

GOVERNMENT REGULATION

The production and marketing of any of our potential products will be subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to rigorous regulation by the United States Food and Drug Administration (“FDA”). We believe that the FDA and comparable foreign regulatory bodies will regulate the commercial uses of our potential products as drugs. Drugs are regulated under certain provisions of the Public Health Service Act and the Federal Food, Drug, and Cosmetic Act. These laws and the related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, and the promotion, marketing and distribution of drug products. At the FDA, the Center for Drug Evaluation and Research is responsible for the regulation of drug products.

The necessary steps to take before a new drug may be marketed in the United States include the following: (i) laboratory tests and animal studies; (ii) the submission to the FDA of an IND for clinical testing, which must become effective before clinical trials commence; (iii) under certain circumstances, approval by a special advisory committee convened to review clinical trial protocols involving drug therapeutics; (iv) adequate and well-controlled clinical trials to establish the safety and efficacy of the product; (v) the submission to the FDA of a new drug application (“NDA”); and (vi) FDA approval of the new drug application prior to any commercial sale or shipment of the drug.

Facilities used for the manufacture of drugs are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s Good Manufacturing Practice (“GMP”), regulations. Manufacturers of drugs also must comply with the FDA’s general drug product standards and may also be subject to state regulation. Failure to comply with GMP or other applicable regulatory requirements may result in withdrawal of marketing approval, criminal prosecution, civil penalties, recall or seizure of products, warning letters, total or partial suspension of production, suspension of clinical trials, FDA refusal to review pending marketing approval applications or supplements to approved applications, or injunctions, as well as other legal or regulatory action against us or our corporate partners.

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

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than we do. There is no assurance that research and development by such competitors will not render our potential products and technologies, or the potential products and technologies developed by our corporate partners, obsolete or non-competitive, or that any potential product and technologies us or our corporate partners develop would be preferred to any existing or newly developed products and technologies. In addition, there is no assurance that competitors will not develop safer, more effective or less costly PBS therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than us or our corporate partners, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

We currently employ six individuals full-time, including three who hold doctoral degrees. Current employees are engaged in product development, marketing, finance and administrative activities, including assessing strategic opportunities that may be available to us. Our employees are not represented by a collective bargaining agreement.

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

We have received a report from Burr, Pilger & Mayer LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2008, which includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern.

In connection with the audit of our June 30, 2008 financial statements our independent registered public accounting firm identified material weaknesses in our internal controls over financial reporting.  We have identified additional material weaknesses in the course of our management assessment of internal controls.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $4.8 million, and $3.3 million, for our fiscal years ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we had an accumulated deficit totaling approximately $9.6 million. Our products are in the development stage and, accordingly, our business operations are subject to all of the risks inherent in the establishment and maintenance of a developing business enterprise, such as those related to competition and viable operations management.   We have not generated revenues from the commercialization of any products. Our net operating losses over the near-term and the next several years are expected to continue as a result of the further clinical trial activity and preparation for regulatory submission necessary to support regulatory approval of our products. Costs associated with Phase III clinical trials are generally substantially greater than Phase II clinical trials, as the number of clinical sites and patients required is much larger.

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

Third parties that we use, and have used in the past, to support clinical development include Clinimetrics Research Canada, Inc., Cardinal Health PTS, LLC, Hyaluron, Inc. and EMB Statistical Solutions, LLC. We intend to continue to rely on third parties to conduct clinical trials of our product candidates and to use different toxicology facilities and CROs for all of our pre-clinical and clinical studies.

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

Clinical trials require sufficient participant enrollment, which is a function of many factors, including the size of the target population, the nature of the trial protocol, the proximity of participants to clinical trial sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing trials. Delays in enrollment can result in increased costs and longer development times. Our failure to enroll participants in our clinical trials could delay the completion of the clinical trials beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of participants than we may project for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of participants in a timely or cost-effective manner.

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

We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time if we or they believe the participants in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

We rely on third parties to manufacture sufficient quantities of compounds for use in our clinical trials and future commercial operations and an interruption to this service may harm our business.

        We rely on various third parties to manufacture the materials we use in our clinical trials and future commercial operations.  There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply, as evidenced by the heparin recall in 2008, should occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals to successfully commercialize our investigational product candidates.

        We have contracted with a third party vendor to develop the individual vials contained in our URG101 kit. This vendor will be our sole-source of clinical supplies for URG101. There can be no assurance that the final vial formulations will result in sufficient safety and efficacy for approval. A failure on the stability or manufacturability of our individual vial formulations or the inability of this vendor to carry out its contractual duties or meet expected timelines could cause our URG101 clinical studies to be delayed which may have a material adverse impact on our development plan, stock price and financial condition.

We do not have commercial-scale manufacturing capability, and we lack commercial manufacturing experience.

If we are successful in achieving regulatory approval and developing the markets for our potential products, we would have to arrange for the scaled-up manufacture of our products. At the present time, we have not arranged for the large-scale manufacture of our products. There can be no assurance that we will, on a timely basis, be able to make the transition from manufacturing clinical trial quantities to commercial production quantities successfully or be able to arrange for contract manufacturing. We believe one or more contractors will be able to manufacture our products for initial commercialization if the products obtain FDA and other regulatory approvals. Potential difficulties in manufacturing our products, including scale-up, recalls or safety alerts, could have a material adverse effect on our business, financial condition, and results of operations.

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

There has been a trend toward declining government and private insurance expenditures for many healthcare items. Third-party payers are increasingly challenging the price of medical and pharmaceutical products.

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

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on URG101 and URG301 sales for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process. Other companies, including those with substantially greater resources, may compete with us for the in-licensing or acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates, we may be reliant solely on URG101 and URG301 sales for revenue. As a result, our ability to grow our business or increase our profits could be severely limited.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. In addition, product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit was achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. To date, our development efforts have been focused on URG101 for PBS/IC. While we have experience in developing urethral suppositories, our development efforts for URG301 have just begun. There can be no assurance that we will be successful with the limited knowledge and resources we have available at the present time.

 All of our product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is effective for URG101 for the treatment of painful bladder syndrome/interstitial cystitis, which has completed a positive Phase II clinical trial; however, an IND has not been filed for URG301. Typically, the regulatory approval process is extremely expensive, takes many years to complete and the timing or likelihood of any approval cannot be accurately predicted.

As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate.

The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an institutional review board or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

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

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks or licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty; thus, any patents that we own or license from others may not provide us with adequate protection against competitors. Moreover, the laws of certain foreign countries do not recognize intellectual property rights or protect them to the same extent as do the laws of the United States.

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

Any future commercial success by the Company depends significantly on our ability to operate without infringing on the patents and other proprietary rights of others. However, regardless of the Company’s intent, our potential products may infringe upon the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face expensive litigation, may be obliged to enter into expensive licensing agreements, or may be prevented from pursuing product development or commercialization of our potential products or selling our products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management, including William J. Garner, M.D., Chief Executive Officer, Martin E. Shmagin, Chief Financial Officer, Terry M. Nida, Chief Operating Officer and Dennis Giesing Ph.D., Chief Scientific Officer, could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms contained in their employment agreements.

Competition for qualified personnel in the biotechnology field is intense. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

We have established a scientific advisory board consisting of C. Lowell Parsons, M.D. who is a Professor of the Department of Urology at the University of California, San Diego, S. Grant Mulholland, M.D. who is Chair Emeritus of Urology at Jefferson Medical College of Thomas Jefferson University and Christian Stief, M.D. who is Professor and Chairman of the Department of Urology at Ludwig Maximilians University in Munich, Germany.  These members assist us in formulating research and development strategies. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. The failure of our scientific advisors to devote sufficient time and resources to our programs could harm our business. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with our products.

If the results of future pre-clinical studies, clinical testing and/or clinical trials indicate that our proposed products are not safe or effective for human use, our business will suffer.

        Unfavorable results from future clinical testing and/or clinical trials could result in delays, modifications or abandonment of future clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in late stage clinical trials, even after promising results in initial-stage trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated, modified or terminated. In addition, failure to design appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be delayed, repeated, modified or terminated.

        The investigational product candidates that we are currently developing may require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational product candidates, we must demonstrate through pre-clinical testing and/or clinical trials that our investigational product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our ability to complete clinical trials may be delayed by many factors, including, but not limited to:

●	inability to manufacture sufficient quantities of compounds for use in clinical trials;

●	failure to receive approval by the FDA of our clinical trial protocols;

●	changes in clinical trial protocols made by us or imposed by the FDA;

●	the effectiveness of our investigational product candidates;

●	slower than expected rate of and higher than expected cost of patient recruitment;

●	inability to adequately follow patients after treatment;

●	unforeseen safety issues;

●	government or regulatory delays; or

●	our ability to raise the necessary funds to start or complete the trials.

        These factors may also ultimately lead to denial of regulatory approval of a current or investigational drug candidate. If we experience delays, suspensions or terminations in our clinical trials for a particular investigational product candidate, the commercial prospects for that investigational candidate will be harmed, and we may be unable to raise additional funds, generate product revenues, or revenues from that investigational candidate could be delayed.

        Commercial supplies of one of the active ingredients in URG101, heparin, were recalled by the manufacturer as the supply was compromised due to non-cGMP practices that resulted in such supplies failing to meet FDA approved product specifications.  While the FDA has tightened the manufacturing process of heparin by requiring the use of more sensitive assays to ensure compliance with approved product specifications, such changes in and of themselves cannot guarantee uninterrupted commercial supplies in the future.

We may not achieve projected development goals in the time frame we announce and expect.

We may set goals for and make public statements regarding timing of the accomplishment of objectives material to our success, such as the commencement and completion of clinical trials, anticipated regulatory approval dates, and time of product launch. The actual timing of these events can vary dramatically due to factors such as delays or failures in its clinical trials, the uncertainties inherent in the regulatory approval process, and delays in achieving product development, manufacturing or marketing milestones necessary to commercialize the combined company’s products. There can be no assurance that our clinical trials will be completed, that we will make regulatory submissions or receive regulatory approvals as planned, or that the combined company will be able to adhere to its current schedule for the scale-up of manufacturing and launch of any of our products. If we fail to achieve one or more of these milestones as planned, the price of our common shares could decline.

We will need to obtain additional financing in order to continue our operations, which financing might not be available or which, if it is available, may be on terms that are not favorable to us.

Our ability to engage in future development and clinical testing of our potential products will require substantial additional financial resources. We currently use approximately $200,000 per month to operate our business. Our future funding requirements will depend on many factors, including:

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

We may have insufficient working capital to fund our cash needs unless we are able to raise additional capital in the future. We have financed our operations to date primarily through the sale of equity securities and through corporate collaborations. If we raise additional funds by issuing equity securities, substantial dilution to our stockholders may result. We may not be able to obtain additional financing on acceptable terms, or at all. Any failure to obtain an adequate and timely amount of additional capital on commercially reasonable terms will have a material adverse effect on our business and financial condition, including our viability as an enterprise. As a result of these concerns, our management is assessing, and may pursue other strategic opportunities, including the sale of our securities or other actions.

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

Our stock price is expected to be volatile, and the market price of our common stock may fluctuate.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates;

•	the entry into, or termination of, key agreements, including, among others, key collaboration and license agreements;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock; and

•	period-to-period fluctuations in our financial results.

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

As of June 30, 2008, we had issued and outstanding 69,669,535 shares of our common stock. This amount does not include, as of June 30, 2008:

•	approximately 3.8 million shares of unregistered, subscribed common stock currently issuable;
•	approximately 1.4 million shares of our common stock issuable upon the exercise of all of our outstanding options;
•	approximately 19.6 million shares of our common stock issuable upon the exercise of all of our outstanding warrants; and
•	approximately 1.3 million shares of restricted stock awards that have not vested.

These shares of common stock, if and when issued or vested, may be sold in the public market assuming the applicable registration statements continue to remain effective and subject in any case to trading restrictions to which our insiders holding such shares may be subject to from time to time. If these options or warrants are exercised and sold, our stockholders may experience additional dilution and the market price of our common stock could fall.

In addition, in connection with the Merger, stockholders of Urigen N.A. may sell a significant number of shares of our common stock they received in the Merger. Such holders have had no ready market for their Urigen N.A. shares and might be eager to sell some or all of their shares. Further, Urigen N.A. recently entered into agreements with a couple of its vendors and business partners which give Urigen N.A. the right to pay certain amounts due to such vendors and business partners for goods and services with shares of its common stock in lieu of cash. Such vendors and business partners may be more inclined to sell our common stock than other investors as they have not been long-term investors of Urigen N.A.  Significant sales could adversely affect the market price for our common stock for a period of time.

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

In the event that we are not able to obtain a listing on a national securities exchange or maintain our reporting on the OTC Bulletin Board or other quotation service for our common shares, it may be extremely difficult or impossible for stockholders to sell their common shares in the United States. Moreover, if our common stock remains quoted on the OTC Bulletin Board or other over-the-counter market, the liquidity will likely be less, and therefore the price will be more volatile, than if our common stock was listed on a national securities exchange. Stockholders may not be able to sell their common shares in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common shares fail to achieve listing on a national securities exchange, the price of our common shares may decline. In addition, a decline in the price of our common shares could impair our ability to achieve a national securities exchange listing or to obtain financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We pay a fee of $3,211 per month, which is based on estimated fair market value, to EGB Advisors, LLC for rent and other office services at our headquarters in Burlingame, California. EGB Advisors, LLC is owned solely by William J. Garner, president and Chief Executive Officer of Urigen Pharmaceuticals, Inc.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is quoted on the OTC Bulletin Board under the symbol “URGP.OB.” Previously, commencing June 19, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol VLTS.OB. The following table sets forth, for the calendar periods indicated, the high and low per share sales prices for our common stock as reported by the OTC Bulletin Board since after the Merger.

	High	Low
2008
First Quarter	$0.50	$0.10
Second Quarter	0.22	0.08
Third Quarter	0.19	0.09
Fourth Quarter	0.17	0.07

On October 13, 2008 the last sale price reported on the OTC Bulletin Board for our common stock was $0.10 per share. As of September 30 2008, the Company was aware of 350 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Sales and Repurchases of Securities

In April, May, and June 2008, the Company completed eight separate private placements of unregistered subscribed common stock, for gross proceeds of $8,500, $75,000, $25,000, $15,000, $4,500, $40,000, $25,000 and $25,000 respectively for a total gross proceeds of $218,000.  These agreements provided one common share warrant for every 2 shares subscribed, with a $0.22 warrant exercise price, and a five year warrant term.

In April 2008, the Company negotiated a vendor agreement providing 147,059 shares of unregistered subscribed common stock to a vendor to settle a $25,000 payable arising from services provided by the vendor to the Company.

In May 2008, the Company negotiated a vendor agreement providing 60,000 shares of unregistered subscribed common stock to a vendor in exchange for services provided by the vendor to the Company, at a fair value of approximately $7,200.

In June 2008, the Company negotiated a vendor agreement providing 24,000 shares of unregistered subscribed common stock to a vendor in exchange for the settlement of a previous agreement requiring the issuance of 300,815 shares for services provided by the vendor to the Company.

Dividends

The Company has never paid any cash dividends on common stock.  During the year ended June 30, 2008 the Company recorded $55,633 of accrued imputed dividends on Series B preferred stock classified as equity.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

			Cumulative
			period from
			July 18, 2005
	Year ended June 30,		(inception to date) to
	2008	2007	June 30, 2008
	(in thousands)		(in thousands)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$684	$758	$2,246
General and administrative	2,762	2,176	5,576
Sales and marketing	264	296	571
Total operating expenses	3,710	3,230	8,393
Loss from operations	(3,710)	(3,230)	(8,393)
Interest, other income and and expense, net	(1,134)	(22)	(1,244)
Net loss	$(4,844)	$(3,252)	$(9,637)

Basic and diluted net loss per share	$(0.07)	$(0.05)

Shares used in computing basic and diluted net loss per common share	69,860	64,107

	As of June 30,
	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$46	$102
Working capital	(2,709)	(1,482)
Total assets	464	388
Deficit accumulated during development stage	(9,637)	(4,792)
Total stockholders' (deficit)	(2,337)	(1,217)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “intends,” “projects,” “will,” and other words of similar import or the negative of those terms or expressions. Forward-looking statements in this report include, but are not limited to, expectations of future levels of research and development spending, general and administrative spending, levels of capital expenditures and operating results, sufficiency of our capital resources, our intention to pursue and consummate strategic opportunities available to us, including sales of certain of our assets. Forward-looking statements subject to certain known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of 10-K reports filed with the Securities and Exchange Commission and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

BUSINESS

We specialize in the design and implementation of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Painful Bladder Syndrome (PBS), Urethritis, Nocturia and Overactive Bladder (OAB).

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

 Urigen’s two clinical stage products target significant unmet medical needs with meaningful market opportunities in urology:

•	URG101, a bladder instillation for Painful Bladder Syndrome/Interstitial Cystitis
•	URG301, a female urethral suppository for urethritis and nocturia

URG101 targets Painful Bladder Syndrome/Interstitial Cystitis (PBS) which affects approximately 10.5 million men and women in North America.  URG101 is a unique, proprietary combination therapy of components that is locally delivered to the bladder for rapid relief of pain and urgency as demonstrated in Urigen’s positive Phase II Pharmacodynamic Crossover study.

URG301 targets urethritis and nocturia, typically seen in overactive bladder patients. URG301 is a proprietary dosage form of an approved drug that is locally delivered to the female urethra. Urethritis pain commonly occurs with urinary tract infections (UTIs) which cause more than 8 million visits to the doctor annually. Nocturia, or nighttime urgency and frequency, is secondary to overactive bladder and can severely impact quality of life by disrupting the normal sleep pattern.

The novel urethral suppository platform presents excellent opportunities for effective product lifecycle management.  As market penetration of URG301 deepens, line extensions will be available through alternate generic drugs as well as new chemical entities.  To further expand the pipeline, the Company will identify and prioritize both marketed and development-stage products for acquisition.  The commercial opportunity for such candidates will benefit significantly from the synergy provided by URG101 and URG301 in the urology marketplace.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. We are still evaluating the impact this standard will have on our financial position and/or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in their statement of operations at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on its financial position, results of operations and/or cash flows.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective July 1, 2008 and do not expect the pronouncement to have a material effect on our consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of the expected life of stock options in accordance with SFAS 123R. SAB 110 is effective for us beginning in the first quarter of fiscal 2009. The adoption of SAB 110 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. This statement is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements, which is dependent upon the future acquisition activities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity in the financial statements and separate from the parent’s equity, and it eliminates “minority interest” accounting in results of operations with earnings/losses attributable to non-controlling interests reported as part of consolidated earnings/losses.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements”  (“EITF 07-1”). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. EITF 07-1 provides indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. EITF 07-1 also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. EITF 07-1 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

Critical Accounting Policies

Clinical trial expenses

We believe the accrual for clinical trial expenses are a significant estimate used in the preparation of our consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past.

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

Contractual Obligations and Notes Payable

In November 2007, the Company entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen common stock and accrued $1,500,000 in milestone payments.  The Company terminated its license agreement with Mattern effective March 31, 2008.  Accordingly, the accrued liability and intangible asset has been reversed and a general and administrative impairment expense of $99,750 has been recorded, which represents the fair value of the one million shares of restricted stock that were issued.  The Company believes there will be no further payments to Mattern as a result of this transaction.

On January 31, 2008 the Company entered into an agreement with Redington Inc. to provide investor relations services.  Under the terms of the agreement Redington received subscribed common stock  in the amount of 380,000 shares with an initial estimated fair value of $39,710.  The agreement provides warrants for Redington Inc. to purchase additional common stock at $0.15 per share.  The number of warrants to be issued is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants issuable under the agreement.

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of June 30, 2008.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  Interest expense paid was $8,000 and $12,933 for the years ended June 30, 2008 and 2007, respectively.  At June 30, 2008 and 2007, the Company owed accrued interest expense of $18,000 and $2,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who is the Company’s Chairman of the Board of Directors, is President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC).  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of June 30, 2008. Interest paid was $4,088 and $4,945 for the years ended June 30, 2008 and 2007, respectively.  At June 30, 2008 and 2007, the Company owed accrued interest expense of $9,536 and $1,000, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  Dr. McGraw is currently a member of the Board of Directors.  At June 30, 2008 and June 30, 2007, the Company owed accrued interest expense of $8,800 and $0, respectively.

Off Balance Sheet Arrangements

At June 30, 2008 and 2007, the only off balance sheet arrangements were the operating sublease payments of $3,211 and $2,683 per month, respectively,  to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value.

Results of Operations

Fiscal Years Ended June 30, 2008 and 2007

Revenue

There were no operating revenues for the years ended June 30, 2008 and 2007.

Research and Development Expenses

Research and development expenses were $684,304 and $758,081 for the years ended June 30, 2008 and 2007, respectively. The decrease was primarily due to decreases in clinical trial expenses overall in the year ended June 30, 2008. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $2,761,535 and $2,175,908 for the years ended June 30, 2008 and 2007, respectively. The increase was due to increased legal and accounting fees in connection with the Merger, convertible preferred stock transaction, and public company operating expenses.  We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Sales and Marketing Expenses

Sales and marketing expenses were $264,269 and $295,655 for the years ended June 30, 2008 and 2007, respectively. The decrease is mainly due to decreased market research activities.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

    Interest income was $18,094 and $14,104 for the years ended June 30, 2008 and 2007, respectively. The increase in interest income is mainly due to the higher average cash balances during the year due to current year equity financing.  We do not expect interest income to increase unless the Company is able to raise additional capital through an equity financing or a partnering arrangement.

    Interest expense was $2,235,286 and $36,496 for the years ended June 30, 2008 and 2007, respectively.  The increase is due primarily to the $2,100,000 of non-cash interest expense recorded in conjunction with the Series B convertible preferred stock which was classified as a liability at issuance.  This level of interest expense is not expected to reoccur.

    Other income and expenses net was $1,082,842 and $0 for the years ended June 30, 2008 and 2007, respectively.  The increase is due to $200,000 in other income related to technology licensing and mark-to-market valuations on Series B preferred stock classified as a liability during the year and was offset by penalties on unpaid accrued payroll taxes and liquidated damages paid associated with Series B preferred stock registration rights agreement.  This level of income and expense net is not expected to reoccur.

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2008 that includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph and note 2 to our consolidated financial statements state the following conditions, which raise substantial doubt about our ability to continue as a going concern: we have incurred operating losses since inception, including a net loss of $4.84 million for the fiscal year ended June 30, 2008, negative cash flows from operations of $2.69 million for the fiscal year ended June 30, 2008, and our accumulated deficit was $9.64 million at June 30, 2008.  We anticipate requiring additional financial resources to enable us to fund the completion of our development plan. These funds may be derived from the sale of a current license, licensing and distribution agreements outside the U.S., corporate partnerships, and/or additional financing.

If we are unable to obtain the required additional financial resources to enable us to fund current development projects  or the completion of the strategic opportunities that may be available to us, or if we are otherwise unsuccessful in completing any strategic alternative, our business, results of operation and financial condition would be materially adversely affected and we may be required to seek bankruptcy protection.

The Company currently subleases office facilities on a month-to-month basis at a rate of $3,211 per month from EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and Chief Executive Officer of Urigen Pharmaceuticals, Inc.  The sublease is terminable upon 30 days’ notice.

Net cash used in operating activities for the year ended June 30, 2008 was approximately $2.69 million, which primarily reflected the net loss of $4.84 million, adjusted for non-cash preferred Series B discount and imputed interest expense of $2.14 million, other non cash expenses of $234,560 and the net increase in operating assets and liabilities of approximately $705,000, offset by the change in the fair value of the Series B convertible preferred stock liability of $949,895. Net cash used in operating activities for the year ended June 30, 2007 was approximately $1.23 million, which primarily reflected the net loss of $3.25 million, adjusted for non-cash expenses of $1.04 million and the net increase in operating assets and liabilities of approximately $970,000.

Net cash used in used in investing activities was approximately $4,000 and $2,700 for the fiscal year ended June 30, 2008 and 2007, respectively, which primarily reflected the purchase of equipment.

Net cash provided by financing activities was approximately $2.64 million for the fiscal year ended June 30, 2008, which primarily reflected the $2.10 million receipt of proceeds from the issuance of Series B preferred stock and $318,000 in  proceeds from common stock subscriptions.  Net cash provided by financing activities was approximately $767,000 for the fiscal year ended June 30, 2007, which consisted primarily of net proceeds received from private placements of Urigen N.A. Series B preferred stock and notes payable.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our consolidated financial statements and notes thereto appear on pages 53 to 87 of this Annual Report on Form 10-K.  The quarterly financial information (unaudited) is described in Note 17 of the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cost of capital and our ability to raise capital. We maintain a strict investment policy that is designed to limit default risk, market risk, and reinvestment risk. Our cash consists of cash and money market accounts.  The balance of our accounts as of June 30, 2008 and 2007 was $45,509 and $101,608, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto appear on pages 53 to 87 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of the end of the period covered by this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, completed our evaluation of the effectiveness of our internal control over financial reporting, which we had been conducting based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission (“COSO”).

Management completed its assessment of internal control over financial reporting, and has identified material weaknesses that existed in the design or operation of our internal control over financial reporting. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified in our 2008 assessment:

•
Management noted an insufficient quantity of experienced, dedicated resources involved in control activities and financial reporting. This material weakness contributed to a control environment where there is a reasonable possibility that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•
The Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. This material weakness includes failures in the design and operating effectiveness of controls which would insure (i) preparation of financial statements and disclosures on a timely basis; (ii) that all journal entries and financial disclosures are thoroughly reviewed and approved internally and documentation of this review process is retained; (iii) adequate separation of duties in the reporting process, and (iv) timely reconciliation of balance sheet and expense accounts.  These control deficiencies could result in a material misstatement of the financial statements due to the significance of the financial closing and reporting process to the preparation of reliable financial statements.

           This annual report does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of internal control over financial reporting. The effectiveness of internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

   Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2008, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties and experienced personnel. In addition, significant audit adjustments were needed to accrued expenses and equity that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process.

      Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.

      Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Upon consummation of the Merger, July 13, 2007, the Valentis Inc.'s sole officer, Benjamin F. McGraw, III, Pharm.D. was terminated as the Company's Chief Executive Officer, President, Treasurer, and Secretary. The following table lists the names and ages and positions of our current executive officers and directors.  Each of the executive officers was appointed on July 16, 2007, with the exception of Mr. Robert Watkins who was appointed September 28, 2007 and Ms. Cynthia Sullivan, who was appointed on November 2, 2007.

Name	Age	Position

William J. Garner, M.D.	42	President, Chief Executive Officer and Director
Martin E. Shmagin	58	Chief Financial Officer and Director
Terry M. Nida	60	Chief Operating Officer
Dennis H. Giesing, Ph.D.,	56	Chief Scientific Officer
Benjamin F. McGraw, III, Pharm.D.	59	Director
Tracy Taylor	54	Chairman of the Board
C. Lowell Parsons, M.D.	64	Director
George M. Lasezkay, Pharm.D., J.D.	56	Director
Cynthia Sullivan	52	Director
Robert Watkins	65	Director

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers and directors named above, are as follows unless set forth elsewhere in this report:

William J. Garner, M.D., 42, was appointed President and Chief Executive Officer on July 13, 2007.  Prior to that date, Dr. Garner was President and Chief Executive Officer of Urigen N.A., Inc.  Dr. Garner is an experienced entrepreneur. Prior to founding Urigen N.A., Dr. Garner had been the founder and managing director of EGB Advisors, LLC, a pharmaceutical commercialization boutique. Through this entity, Dr. Garner worked on a number of biopharmaceutical business transactions and has raised financing for another company that he founded called Inverseon, Inc., developing a novel therapy for asthma. Before this, Dr. Garner worked in medical affairs at Hoffmann LaRoche in oncology. Prior to Hoffmann LaRoche, Dr. Garner was in the venture capital department at Paramount Capital Investments in New York City. Dr. Garner has a Master of Public Health from Harvard and received his M.D. degree from New York Medical College. Dr. Garner did  residency training in Anatomic Pathology at Columbia-Presbyterian and is currently a licensed physician in the State of New York.

Martin E. Shmagin, 58, was appointed as our Chief Financial Officer on July 13, 2007. Prior to that date, Mr. Shmagin served as Chief Financial Officer of Urigen N.A., Inc. For over ten years Mr. Shmagin served as President of Innovative Financial Solutions Ltd., an accounting and financial consulting firm that serves as Chief Financial Officer and Controller for start-up through mid-size businesses. From 1978 to 1986, Mr. Shmagin was Vice President, Finance/Chief Financial Officer of Fisher & Brother, Inc. From 1986 to 1989, he was Comptroller of Strober Bros., Inc. and supported the company’s successful initial public offering. He then opened his own consulting firm where he assisted Stenograph Corporation with its acquisition of Baron Data Corporation and Hanover Direct with its acquisition of Gumps. He also supported a $24 million global systems conversion of American President Companies, Ltd., a $2.6 billion transportation company, where he coordinated the data conversion of eighty-three subsidiaries in multiple currencies. Mr. Shmagin holds a B.S. degree in accounting from New York University.

Terry M. Nida, 60, was appointed as Chief Operating Officer on July 13, 2007. Prior to that, Mr. Nida served as Urigen N.A., Inc.’s vice president for sales, marketing and corporate development. Prior to joining Urigen, Mr. Nida served as vice president, worldwide sales, marketing and corporate development for VIVUS, Inc. From November 1995 to August 1998, Mr. Nida was vice president, Europe, for VIVUS and effective March 28, 1996 was appointed as an executive officer. Prior to joining VIVUS, Mr. Nida was vice president, sales, marketing and business development at Carrington Laboratories, with responsibility for all sales, marketing and business development activities. Mr. Nida was senior director, worldwide sales, marketing and business development for Centocor, Inc. from 1993 to 1994, and director of sales and marketing in Europe for Centocor, Inc. from 1990 to 1993. He holds a B.S. degree in english and an M.A. degree in administration of justice from Wichita State University.

Dennis H. Giesing, Ph.D., 56, was appointed as our Chief Scientific Officer on October 4, 2007. Dr. Giesing has more that thirty years of experience in pharmaceutical drug development, most recently as CEO and co-founder of CepheidRX, LLC, a pharmaceutical design and development company. At Aventis Pharmaceuticals, Dr. Giesing served as Senior Vice President of Lead Optimization and Vice President, Global Drug Metabolism & Pharmacokinetics. Previously, he held numerous leadership roles at Hoechst Marion Roussel, Marion Merrell Dow, and Marion Laboratories. Dr. Giesing has participated in numerous development programs that have resulted in global regulatory approvals in a variety of therapeutic areas, including anti-infectives, arthritis, bone, cardiovascular, gastrointestinal, genitourinary, metabolism and respiratory. Dr. Giesing earned his Ph.D. in Biochemical Pharmacology from the University of Missouri, Kansas City and also has a B.S. in Chemistry.

Benjamin F. McGraw, III, Pharm.D., 59, a director of Urigen, served as the President and Chief Executive Officer of Valentis from  September 1994, when he joined Megabios Corp., and as Chairman since May 1997. Effective upon the closing of the Merger on July 13, 2007, Dr. McGraw resigned as President and Chief Executive Officer. In March 1999, Megabios merged with GeneMedicine, Inc. to form Valentis. Prior to Megabios, Dr. McGraw gained experience in R&D as Vice President, Development for Marion and Marion, Merrell Dow; in business development as Corporate Vice President, Corporate Development at Allergan, Inc.; and in finance as President of Carerra Capital Management. Dr. McGraw currently serves on the board of directors of ISTA Pharmaceuticals, Inc. Dr. McGraw received his Doctor of Pharmacy from the University of Tennessee Center for the Health Sciences, where he also completed a clinical practice residency.

Tracy Taylor, 54, a director of Urigen and serves as president and Chief Executive Officer of Kansas Technology Enterprise Corporation, or KTEC, a private-public partnership dedicated to stimulating technology-based economic development in the State of Kansas. Mr. Taylor’s extensive corporate and entrepreneurial experience has been integral to the success of KTEC.  After his initial position in corporate finance at Ford Motor Company, Mr. Taylor jointed United Telecom in 1982 to work on the company’s mergers and acquisitions. Less than two years later, Mr. Taylor was selected to a 12-person team that developed a business plan for what eventually became the Sprint Corporation. As Sprint grew into a Fortune 100 company, Mr. Taylor played a leadership role in the management side, serving as the treasurer of US Sprint. Mr. Taylor led the regional site selection for Sprint’s World Headquarters in Overland Park, Kansas, which covers over 300 acres and holds more than 16,000 employees. Mr. Taylor graduated from Bethany College and received his M.B.A. degree from the University of Kansas. Mr. Taylor’s experience in business, entrepreneurial endeavors and technology-oriented business growth place him in a position to contribute to a wide variety of boards and organizations. While Mr. Taylor has served on several boards across the state and country, his most recent contributions have been on the Enterprise Center of Johnson County, a working incubator focused on the commercialization of technology; Mid-America Manufacturing Technology Center (MAMTC); KansasBio; and Catalyst Lighting, a publicly-traded company. Mr. Taylor has served on Urigen N.A., Inc.’s board of directors since December 2005.

C. Lowell Parsons, M.D., 64, a director of Urigen, is a leader in medical research into the causes and treatment of interstitial cystitis, which is a painful bladder syndrome with typical cystoscopic and/or histological features in the absence of infection or other pathology, and has published over 200 scientific articles and book chapters in this area describing his work. Dr. Parsons received his M.D. degree from the Yale University School of Medicine in New Haven, CT, in 1970. After completing his medical internship at Yale in 1971, Dr. Parsons spent two years as a staff associate in the Laboratory of Microbiology at the National Institutes of Health in Bethesda, Maryland. He then completed his urology residency training at the Hospital of the University of Pennsylvania in Philadelphia, Pennsylvania, in 1977. Dr. Parsons joined the Division of Urology faculty at the University of California, San Diego, or UCSD, in 1977 as assistant professor. He served as Chief of Urology at the UCSD-affiliated Veterans Affairs Medical Center in La Jolla from 1977 to 1985. Since 1988, he has been Professor of Surgery/Urology at UCSD.

George M. Lasezkay, Pharm.D., J.D., 56, has served as one of our directors since May 2004. Since September 2003, Dr. Lasezkay has provided business development and strategic advisory services to biotechnology and emerging pharmaceutical companies through his consulting firm, Turning Point Consultants. From 1989 to 2002, Dr. Lasezkay served in various positions at Allegan, Inc., including Assistant General Counsel from 1994 to 1996, Vice President, Corporate Development from 1996 to 1998, and Corporate Vice President, Corporate Development from 1998 to 2002. Dr. Lasezkay currently serves on the board of directors of a number of privately-held companies. Dr. Lasezkay received his J.D. from the University of Southern California Law Center and his Doctor of Pharmacy and Bachelor of Science in Pharmacy from the State University of New York at Buffalo.

Cynthia Sullivan, 52, currently serves as President and Chief Executive Officer of Immunomedics (NasdaqGM: IMMU), a biopharmaceutical company focused on the development of products for cancer, autoimmune, and other serious diseases. She has been employed by Immunomedics since 1985 and has held various positions, including Executive Vice President, Chief Operating Officer, and President. Prior to joining Immunomedics, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson. She earned a BS from Merrimack College, North Andover, Massachusetts, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, New Jersey, resulting in a M.T. (ASCP) certification.  She completed an MS degree from Fairleigh Dickinson University where she also received her MBA.

Robert Watkins, 65, established R.J. Watkins & Company, Ltd., an executive recruiting and consulting firm, and currently serves as President and Chairman. Mr. Watkins’ experience includes President and Chief Executive Officer of a $200 million entertainment company and Managing Director for the San Diego office of the international consulting firm of Russell Reynolds Associates. He has held executive positions with American Hospital Supply Corporation, serving on the corporation’s acquisition and divestiture team. He also served as Management Consultant for the national accounting firm Deloitte & Touche.  Mr. Watkins holds a BA degree from San Diego State University.

Committees of the Board of Directors

Our Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee.

    Audit Committee

The Audit Committee meets with the independent registered accounting firm at least annually to review the results of the annual audit and discuss the financial statements, recommends to the Board of Directors the independent registered accounting firm to be retained and receives and considers the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and internal controls. The Audit Committee also meets with the independent registered accounting firm to review the quarterly financial results and to discuss the results of the independent registered accounting firm’s quarterly review and any other matters required to be communicated to the Audit Committee by the independent registered accounting firm under generally accepted auditing standards. During the fiscal year ended June 30, 2008, the Audit Committee was composed of three directors: Dr. McGraw, Ms. Sullivan and Mr. Taylor.  Ms. Sullivan and Mr. Taylor are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007.  The Audit Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.

AUDIT COMMITTEE EXPERT
The chairman of our audit committee is Mr. Tracy Taylor.  He is an independent director of the Company. His attributes as an audit committee financial expert are:
(1) An understanding of generally accepted accounting principles and financial statements;
(2) The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
(3) Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;
(4) An understanding of internal controls and procedures for financial reporting; and
(5) An understanding of audit committee functions.

    Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company’s stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board of Directors may delegate. During the fiscal year ended June 30, 2008, the Compensation Committee was composed of three directors: Mr. Watkins and Drs. McGraw and Lasezkay. Mr. Watkins and Dr. Lasezkay are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007. The Compensation Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.  Details of stock compensation and stock option award plans are described in Note 14 - Equity Compensation of the notes to the consolidated financial statements included in this annual report.

     Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in discharging the Board of Directors’ responsibilities regarding identifying qualified candidates to become members of the Board of Directors, selecting candidates to fill any vacancies on the Board of Directors, ensuring that we have and follow the appropriate governance standards and overseeing the evaluation of the Board of Directors. During the fiscal year ended June 30, 2008, the Nominating and Governance Committee was composed of three directors: Mr. Taylor and Drs. McGraw and Lasezkay.  Mr. Taylor and Dr. Lasezkay are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007.  The Nominating and Governance Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.

The Nominating and Governance Committee will consider and has adopted a policy with regard to the consideration of any director candidates recommended by security holders. The Nominating and Governance Committee uses a process similar to that contained in the Nominating and Governance Committee Charter for identifying and evaluating director nominees recommended by our stockholders. In the fiscal year ended June 30, 2008, there have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Compensation of Directors

The Company policy compensates our outside directors as follows: For compensation purposes Dr. Parsons, Dr. Garner, and Mr. Shmagin are not considered outside directors.  Each director receives an annual retainer of $15,000 and a per meeting fee of $1,000. The chairman of the board receives an annual retainer of $10,000.  The chairman of the Audit Committee receives an annual retainer of $4,500 and a per meeting fee of $500 and the other members of the Audit Committee receive a per meeting fee of $500. The chairman of the Compensation Committee receives an annual retainer of $3,500 and a per meeting fee of $500 and the other members of the Compensation Committee receive a per meeting fee of $500. The chairman of the Nominating and Governance Committee receives an annual retainer of $3,500 and a per meeting fee of $500 and the other members of the Nominating and Governance Committee receive a per meeting fee of $500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

On January 7, 2008 each outside Board member was granted 46,500 shares of common stock to be issued after one year of service.

For the fiscal year ended June 30, 2008, director compensation expense was accrued as follows:

Director	Total	Board Member Fees	Board Meeting Fees	Audit Member Fee	Compensation Member Fee	Governance Member Fee

William Garner	$-	$-	$-	$-	$-	$-
Martin Shmagin	-	-	-	-	-	-
Lowell Parsons	-	-	-	-	-	-
George Lasezkay	26,500	15,000	4,000	-	2,000	5,500
Tracy Taylor	37,500	25,000	4,000	6,500	-	2,000
Cynthia Sullivan	21,000	15,000	4,000	2,000	-	-
Robert Watkins	24,500	15,000	4,000	-	5,500	-
Benjamin McGraw	25,000	15,000	4,000	2,000	2,000	2,000
Total	$134,500	$85,000	$20,000	$10,500	$9,500	$9,500

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

Based solely upon our review of these reports, any amendments thereto or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2008, all filing requirements applicable to our directors, executive officers, beneficial owners of more than ten percent of our common stock and other persons subject to Section 16(a) of the Exchange Act were met, except Tracy Taylor, C. Lowell Parsons, Cynthia Sullivan, and Robert Watkins did not timely file a Form 3 upon their appointment as directors.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer, who is our principal executive officer, our Chief Financial Officer, who is our principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website  www.urigen.com. We will also provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request made in writing to the Company, Attention: Martin Shmagin, Chief Financial Officer, 875 Mahler Road, Suite 235, Burlingame, California 94010. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Business Conduct and Ethics by posting such information on our website  www.urigen.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2008 and 2007, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal years ended June 30, 2008 and 2007, referred to as our named executive officers:

						Restricted Stock		All Other
Name and Principal Position	Fiscal Year	Salary		Bonus		Awards		Compensation

William J. Garner M.D, President,	2008	$250,000	(1)	$—		$—		$—
Chief Executive Officer, and Director	2007	$346,528	(2)	$—		$—		$—
Martin E. Shmagin,	2008	$225,000	(3)	$—		$—		$—
Chief Financial Officer	2007	$309,329	(4)	$—		$—		$—
Dennis H. Giesing. Ph. D., Chief Scientific Officer	2008	$183,333	(5)	$—		$13,869	(6)	$4,000	(7)
	2007	$—		$—		$—		$76,000	(8)
Terry M. Nida, Chief Operating Officer	2008	$187,974	(9)	$—		$—		$—
	2007	$—		$—		$—		$225,000	(10)
Benjamin McGraw, III, Pharm.D., Director, Chief	2008	$—		$—		$—		$16,339	(11)
Executive Officer of previous entity	2007	$370,000		$176,000	(12)	$—		$111,329	(13)

(1) Salary includes $145,833 of cash payments and $104,167 of accrued but unpaid salary.

(2) Salary Includes 85,863 shares Series B Preferred Stock issued at a fair value of $2.50 per share in lieu of cash compensation of  $337,361.  On July 13, 2007 the shares were converted to 968,289 shares of Urigen Pharmaceuticals, Inc. common stock.

(3) Salary includes $131,250 of cash payments and $ 93,750 of accrued by unpaid salary.

(4) Salary includes 85,659 shares Series B Preferred Stock issued at a fair value of $2.50 per share in lieu of cash compensation of $300,996.  On July 13, 2007 the shares were converted to 965,990 shares of Urigen Pharmaceuticals, Inc. common stock.

(5) Salary includes $91,667 of cash payments and $91,666 of accrued but unpaid salary.

(6) 2008 restricted stock award (RSA) expense.

(7) Represents payment on an independent consulting agreement from December, 2006. (See below)

(8)  Dr. Giesing received 25,600 shares Series B Preferred Stock as part of an independent consulting agreement in December, 2006 The shares were issued at a fair value of $2.50 per share and converted on July 13, 2007 to 288,695 shares of Urigen Pharmaceuticals, Inc. common stock.  Other compensation also includes $12,000 cash paid in fiscal year ended June 30, 2007 as part of the same agreement.

(9) Salary includes $109,307 of cash payments and $78,667 of accrued but unpaid salary.

(10) Mr. Nida received 10,000 shares Series B Preferred Stock as an independent consultant, monthly from October 1, 2006 through June 30, 2007.  The shares were issued at a fair value of $2.50 per share and converted on July 13,2007 to 1,014,944 shares of Urigen Pharmaceuticals, Inc. common stock.

(11) Other compensation consists of COBRA health insurance payments.

(12) The company has issued to Dr. McGraw a promissory note in the amount of $176,000 in lieu of accrued bonus compensation. The note bears interest at the rate of 5.0% per annum and may be paid by the company in full or in part at any time without premium or penalty.  The note is due and payable in full on December 25, 2008.

(13) Represents insurance premiums of $3,412 paid by the Company with respect to group life insurance for the benefit of Dr. McGraw and $ 107,917 severance payment earned in fiscal year ended June 30, 2007 which was paid in July, 2007.

Stock Option Grants and Exercises

None.

Employment Agreements

On August 6, 2008, the Company entered into an employment agreement with William J. Garner, M.D., its Chief Executive Officer since July 2007 (the "Garner Agreement"). Pursuant to the terms of the Garner Agreement, Dr. Garner shall serve as President and Chief Executive Officer of the Company for a term of two years which shall be renewed for successive one-year terms unless terminated by either party upon written notice 30 days prior to the expiration of the term. The Garner Agreement provides for an annual base salary of $250,000 during the first year of the initial term of the Garner Agreement, and a bonus based upon the discretion of the Board of Directors.

In the event the Company terminates Dr. Garner for any reason other than for cause, death or disability or Dr. Garner terminates the Garner Agreement for good reason (as defined in the Garner Agreement), the Company shall (i) pay any accrued but unpaid compensation in a lump sum payment within thirty days and (ii) continue to pay the annual base salary and bonus for the greater of the remainder of the term or for a period of twelve months. However, if during the six months after a non-negotiated change of control (as defined in the Garner Agreement), either the Company or Dr. Garner terminates the Garner Agreement for any reason or no reason or Dr. Garner is terminated at any time without cause (as defined in the Garner Agreement) or Dr. Garner terminates his employment for good reason (as defined in the Garner Agreement), the Company shall pay to Dr. Garner a lump sum in cash within thirty (30) days after the date of termination in an amount equal to twenty four (24) months of his annual base salary.

If Dr. Garner's employment is terminated by the Company for cause or if Dr. Garner terminates his employment other than for good reason (as defined in the Garner Agreement), Dr. Garner shall receive the accrued but unpaid portion of his annual base salary and bonus, if any.

Under the terms of the Garner Agreement, Dr. Garner shall be entitled to customary benefits and expense reimbursements.

Dr. Garner also agreed to customary non-solicitation and non-competition provisions.

On August 6, 2008, the Company also entered into an employment agreement with Martin E. Shmagin, our Chief Financial Officer since July 2007 (the "Shmagin Agreement"). Pursuant to the terms of the Shmagin Agreement, Mr. Shmagin shall continue to serve as Chief Financial Officer of the Company for a term of two years which shall be renewed for successive one-year terms unless terminated by either party upon written notice 30 days prior to the expiration of the term. The Shmagin Agreement provides for an annual base salary of $225,000 during the first year of the initial term of the Shmagin Agreement, and a bonus based upon the discretion of the Board of Directors.

In the event the Company terminates Mr. Shmagin for any reason other than for cause, death or disability or Mr. Shmagin terminates the Shmagin Agreement for good reason (as defined in the Shmagin Agreement), the Company shall (i) pay any accrued but unpaid compensation in a lump sum payment within thirty days and (ii) continue to pay the annual base salary and bonus for the greater of the remainder of the term or for a period of twelve months. However, if during the six months after a non-negotiated change of control (as defined in the Shmagin Agreement), either the Company or the Mr. Shmagin terminates the Shmagin Agreement for any reason or no reason or Mr. Shmagin is terminated at any time without cause (as defined in the Shmagin Agreement) or Mr. Shmagin terminates his employment for good reason (as defined in the Shmagin Agreement), the Company shall to Mr. Shmagin a lump sum in cash within thirty (30) days after the date of termination in an amount equal to twenty four (24) months of his annual base salary.

If Mr. Shmagin employment is terminated by the Company for cause or if Mr. Shmagin terminates his employment other than for good reason (as defined in the Shmagin Agreement), Mr. Shmagin shall receive the accrued but unpaid portion of his annual base salary and bonus, if any.

Under the terms of the Shmagin Agreement, Mr. Shmagin shall be entitled to customary benefits and expense reimbursements.

Mr. Shmagin also agreed to customary non-solicitation and non-competition provisions.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2008, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee, with the exception of Dr. McGraw, who served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at to shares of common stock beneficially owned as of June 30, 2008 by:

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

Name	Shares of Common Stock Beneficially Owned	Percentage

William J. Garner M.D., President, Chief Executive Officer and Director	18,476,540	26.52%
Martin E. Shmagin, Chief Financial Officer and Director	2,914,073	4.18%
Terry M. Nida, Chief Operating Officer	3,135,049	4.50%
Dennis Giesing, Ph.D., Chief Scientific Officer	*	*
Benjamin F. McGraw, Pharm.D, Director	1,294,179	1.86%
Tracy Taylor, Director, Chairman of the Board	-	-
C. Lowell Parsons, M.D., Director	1,802,693	2.59%
George M. Lasezkay, Pharm.D., J.D., Director	*	*
Cynthia Sullivan, Director	-	-
Robert Watkins, Director	-	-
All officers and directors as a group (7 individuals owning stock)	27,622,534	39.65%

* Less than 1%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock beneficially owned listed opposite his or her name.  Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of October 1, 2008.

The assumptions and fair value accounting for stock based compensation plans is described in Note 14 of the consolidated financial statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2008 and 2007, the Company is paying a fee of $3,211 and $2,683 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value. For the fiscal year ended June 30, 2007, Dr. Garner also received payment for services provided as a consultant to the Company. As of June 30, 2008 and 2007, Dr. Garner and EGB Advisors, LLC were owed $0 and $14,610, respectively. From the inception of the Company to June 30, 2008 and 2007, respectively, the Company has paid $175,428 and $128,337 to these related parties.

Several stockholders provided consulting services and were paid $171,708 and $165,885 for those services from the inception of the Company to June 30, 2008 and 2007, respectively.  As of June 30, 2008 and 2007, respectively, $456 and $8,457 was owed to these consultants.

As of June 30, 2008 and 2007, the Company’s legal counsel in Canada was owed $67,169 and $55,389, respectively.  From the inception of the Company to June 30, 2008 and 2007, the Company paid $78,299 and $77,299, respectively, for legal expenses to the related party stockholders’ company.

As of June 30, 2008 and 2007, the Company’s legal counsel was owed $102,861 and $145,612, respectively. From the inception of the Company to June 30, 2008 and 2007, the Company paid $173,325 and $47,814, respectively, for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by the Company for services provided by the Company’s independent registered accounting firm, Burr, Pilger & Mayer LLP (BPM), for fiscal years 2008 and 2007 are as follows:

Audit Fees:   The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company’s Forms 10-Q, and services in connection with statutory and regulatory filings for the fiscal years ended June 30, 2008 and 2007 were $172,313 and $370,516 respectively.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

    Pre-Approval Policy for Services by Independent Registered Accounting Firm:  During fiscal years 2008 and 2007, all services provided by BPM were pre-approved by the Audit Committee. Pursuant to our Audit Committee Charter, before the independent registered accounting firm is engaged by Urigen Pharmaceuticals Inc. to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered accounting firm. The Audit Committee has established a pre-approved policy and procedure where pre-approval of specific audit and non-audit services that equal or are not expected to exceed $30,000 is not required so long as the Audit Committee is informed of each service provided by the independent registered accounting firm and such policies and procedures do not result in the delegation of the Audit Committee’s responsibilities under the Securities Exchange Act of 1934, as amended. Audit and non-audit services expected to exceed $30,000 require pre-approval of such audit and non-audit services by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. Audit Committee pre-approval of non-audit services other than review and attest services also is not required if such services fall within available exceptions established by the Securities and Exchange Commission.
.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)       Index to Financial Statements

The Financial Statements and report of the independent registered accounting firm required by this item are submitted in a separate section beginning on page 53 of this Report.

(a)(2)        No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)        Exhibits

Exhibit Footnote	Exhibit Number	Description of Document

(10)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(3)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(4)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(13)	10.33	Employment Agreement, dated August 6, 2008, between the Company and William J. Garner M.D.
(13)	10.34	Employment Agreement, dated August 6, 2008, between the Company and Martin E. Shmagin.
(26)		Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)		Registration Rights Agreement dated as of August 1, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)		Form of Warrant issued to Platinum-Montaur Life Sciences, LLC
(27)		Amendment to Agreement between Valentis, Inc., Acacia Patent Acquisition Corporation and Urigen Pharmaceuticals, Inc.
	21.1	Subsidiaries of the Registrant **
	23.1	Consent of Independent Registered Accounting Firm **
	31.1	Certification of Principal Executive Officer Section 302.**
	31.2	Certification of Principal Financial Officer Section 302.**
	32.1	Certification of Principal Executive Officer Section 906.**
	32.2	Certification of Principal Financial Officer Section 906.**

(13)	Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2008 and incorporated herein by reference.

(26)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.

(27)	Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2007 and incorporated herein by reference.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 2008 .

/s/Martin E. Shmagin	/s/ William J. Garner, M.D.
MARTIN E. SHMAGIN	WILLIAM J. GARNER, M.D.
Chief Financial Officer	President and Chief Executive Officer

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

Signature	Title	Date

/s/ William J. Garner	President and Chief Executive Officer	October 14, 2008
WILLIAM J. GARNER, M.D.	(Principal Executive Officer)
/s/ Martin E. Shmagin	Chief Financial Officer and Director	October 14, 2008
MARTIN E. SHMAGIN	(Principal Financial and Accounting Officer)
/s/ George M. Lasezkay	Director	October 14, 2008.
GEORGE M. LASEZKAY, JD, Pharm. D.
/s/ C. Lowell Parsons	Director	October 14, 2008.
C. LOWELL PARSONS, M.D.
/s/ Benjamin F. McGraw	Director	October 14, 2008.
BENJAMIN F. MCGRAW III, Pharm. D.
/s/ Tracy Taylor	Chairman of the Board	October 14, 2008.
TRACY TAYLOR
/s/ Cynthia Sullivan	Director	October 14, 2008.
CYNTHIA SULLIVAN

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Urigen Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Urigen Pharmaceuticals, Inc. (a development stage company) and its subsidiaries (the “Company”) as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urigen Pharmaceuticals, Inc. and its subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flow from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective July 13, 2007, the Company completed a reverse merger with Urigen N.A., Inc. a private, development stage company and changed its name to Urigen Pharmaceuticals, Inc. on July 30, 2007.

	By:	/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
October 13, 2008

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	June 30, 2007
Current assets:
Cash	$45,509	$101,608
Prepaid expenses and other assets	45,934	21,204
Total current assets	91,443	122,812

Due from related party	15,132	-
Property and equipment, net	7,418	4,526
Intangible assets, net	245,081	259,509
Long term prepaids and deposits	104,800	1,024
Total assets	$463,874	$387,871

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$573,585	$693,217
Accrued expenses	1,365,143	385,341
Series B convertible preferred stock liability	62,526	-
Series B convertible preferred beneficial conversion feature	61,264	-
Series B dividends payable	55,633	-
Due to related parties	206,366	226,068
Notes payable - related parties	476,000	300,000
Total current liabilities	2,800,517	1,604,626

Commitments and contingencies (Notes 3 and 13)

Stockholders' equity (deficit):
Urigen N.A. Series B convertible preferred stock, par value $0.0001,
11,277,156 shares authorized, 0 and 6,029,929 shares issued and outstanding at June 30, 2008 and 2007, respectively
(Liquidation Preference: $0 and $1,336,757 at June 30, 2008 and 2007, respectively) *	-	1,336,757

Series B convertible preferred stock, par value $0.001, 10,000,000 shares authorized, 210 and 0 shares issued and outstanding
at June 30, 2008 and June 30, 2007, respectively (liquidation preference: $2,100,000 and $0 at June 30, 2008 and 2007
respectively)	1,087,579	-

Urigen N.A. Common stock, par value $0.00002, 45,108,623
shares authorized, 0 and 44,805,106 shares issued and
outstanding at June 30, 2008 and 2007, respectively **	-	896

Common stock, par value $0.001 at June 30, 2008, 190,000,000 shares authorized and 69,669,535 and 0 shares issued and
outstanding at June 30, 2008 and 2007, respectively	69,670	-

Subscribed stock	424,536	79,073
Additional paid-in capital	5,698,358	2,139,167
Accumulated other comprehensive income	20,120	19,800
Deficit accumulated during the development stage	(9,636,906)	(4,792,448)
Total stockholders' equity (deficit)	(2,336,643)	(1,216,755)
Total liabilities and stockholders' equity (deficit)	$463,874	$387,871

* reflects a 11.277-for-1 merger exchange
** reflects a 2.25541-for-1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			July 18, 2005
	Year ended June 30,		(date of inception)
	2008	2007	to June 30, 2008
Operating expenses:

Research and development	$684,304	$758,081	$2,246,339
General and administrative	2,761,535	2,175,908	5,575,627
Sales and marketing	264,269	295,655	571,336
Total operating expenses	3,710,108	3,229,644	8,393,302

Loss from operations	(3,710,108)	(3,229,644)	(8,393,302)

Other income and expense, net:
Interest income	18,094	14,104	40,445
Interest expense	(2,235,286)	(36,496)	(2,336,685)
Other income (expense), net	1,082,842	-	1,052,636
Total other income (expense), net	(1,134,350)	(22,392)	(1,243,604)

Net loss	$(4,844,458)	$(3,252,036)	$(9,636,906)
Basic and diluted net loss per share	$(0.07)	$(0.05)
Shares used in computing basic and diluted net loss per share	69,860,358	64,107,390

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
for the period from July 18, 2005 (date of inception) to June 30, 2008

	Urigen N.A., Inc. Series A Preferred Stock		Urigen N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated other comprehensive	Deficit accumulated during development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Common stock issued at $0.22169 per share
upon incorporation in July 2005*													5	$1						$1
Preferred stock subscribed at
$0.19546 per share in July 2005*			225,543	$44,085																44,085
Preferred stock subscribed at
$0.19453 per share in August 2005*			338,315	65,813																65,813
Preferred stock subscribed at a range of
$0.19453 to $0.19497 per share in September 2005*			676,629	131,725																131,725
Preferred stock subscribed at a range of
$0.19200 to $0.19546 per share in October 2005*			696,603	135,054																135,054
Preferred stock subscribed at
$0.19457 per share in November 2005*			530,974	103,314																103,314
Common stock issued at $0.00002 per share
to Urigen, Inc. shareholders in December 2005*													27,065,169	559						559
Preferred stock subscribed at a range of
$0.19238 to $0.20187 per share in December 2005*			593,233	116,709																116,709
Common stock issued at $0.00002 per share
to Urigen, Inc. shareholders in January 2006*													3,947,004	88						88
Common stock issued at $0.19316 per share
in lieu of rent payment in January 2006*													9,473	1,830						1,830
Preferred stock subscribed at a range of
$0.12505 to $0.19801 per share in January 2006*			4,293,448	822,017																822,017
Preferred stock subscribed at a range of
$0.19072 to $0.19305 per share in February 2006*			925,146	178,286																178,286
Common stock issued at $0.18994 per share
in lieu of rent payment in March 2006*													9,473	1,798						1,798
Preferred stock subscribed at a range of
$0.18994 to $0.19564 per share in March 2006*			583,827	111,640																111,640
Common stock issued at $0.18972 per share
pursuant to an exercise of a stock option in
April 2006*													45,109	8,558						8,558
Preferred stock subscribed at a range of
$0.19070 to $0.19546 per share in April 2006*			331,197	63,661																63,661
Common stock issued at $0.05542 per share
pursuant to a consulting agreement net of
issuance cost of $2,926 in May 2006*													1,894,562	102,074						102,074
Common stock issued at $0.05542 per share
pursuant to a licensing agreement in May 2006*													1,623,910	90,000						90,000
Preferred stock subscribed at $0.19990
per share in May 2006*			132,746	26,535																26,535
Common stock issued at $0.19799 per share
in lieu of rent payment in June 2006*													9,473	1,875						1,875
Preferred stock subscribed at a range of
$0.19799 to $0.20063 per share in June 2006*			499,023	99,430																99,430
Stock issuance costs in June 2006				(5,977)																(5,977)
Series A Preferred stock issued in June 2006*	9,826,684	$1,892,292	(9,826,684)	(1,892,292)																-
Foreign currency adjustment																		$20,088		20,088
Net loss																			$(1,540,412)	(1,540,412)
Total comprehensive loss																				(1,520,324)
Balances at June 30, 2006	9,826,684	$1,892,292	-	$-	-	$-	-	$-	-	$-	-	$-	34,604,178	$206,783	-	$-	$-	$20,088	$(1,540,412)	$578,751

*reflects a 2-for-1 stock split and a 2.2554-for-1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued
for the period from July 18, 2005 (date of inception) to June 30, 2008

	Urigen N.A., Inc. Series A Preferred Stock		Urigen N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated other comprehensive	Deficit accumulated during development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Balances at June 30, 2006	9,826,684	$1,892,292	-	$-	-	$-	-	$-	-	$-	-	$-	34,604,178	$206,783	-	$-	$-	$20,088	$(1,540,412)	$578,751
Common stock issued at $0.05542 per share pursuant
to a consulting agreement in August 2006*													112,772	6,250						6,250
Common stock subscribed at $0.19956 per share
pursuant to a stock option plan in August 2006*															33,831	6,752				6,752
Common stock issued at a range of $0.19666 to
$0.19801 per share in lieu of consulting fees
in September 2006*													112,072	22,102						22,102
Common stock issued at $0.19956 per share
pursuant to a stock option plan in September 2006*													22,554	4,501	(22,554)	(4,501)				-
Common stock issued at $0.05542 per share pursuant
to a consulting agreement in September 2006*													112,772	6,250						6,250
Common stock issued at $0.19899 per share in lieu of
rent payment in September 2006*													9,473	1,885						1,885
Correction of previously issued Series A preferred
stock*	4,601	-																		-
Reclassification of common stock to additional
paid-in capital upon re-domestication													-	(246,919)			246,919			-
Series B preferred stock subscribed at $0.22169 per share
in October 2006**									518,749	115,000										115,000
Series B preferred stock issued at $0.22169 per share
in October 2006**							518,749	115,000	(518,749)	(115,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to an exchange agreement in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in October 2006**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a promissory note in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in November 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share
in November 2006**									1,127,716	250,000										250,000
Series B preferred stock issued at $0.22169 per share
in November 2006**							1,127,716	250,000	(1,127,716)	(250,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in December 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share
to officers in lieu of cash payroll in December 2006**									840,825	186,400										186,400
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in January 2007**							338,315	75,000	(338,315)	(75,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in January 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in January 2007**							216,521	48,000												48,000
Series B preferred stock issued at $0.22169 per share
pursuant to a promissory note in January 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in January 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
in January 2007**							225,543	50,000												50,000

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued
for the period from July 18, 2005 (date of inception) to June 30, 2008

	Urigen N.A., Inc. Series A Preferred Stock		Urigen N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated other comprehensive	Deficit accumulated during development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in February 2007**							45,109	$10,000												$10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in February 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in March 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in March 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in April 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in April 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in May 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to officers in lieu of cash payroll in May 2007**							1,982,828	439,567	(502,510)	$(111,400)										328,167
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in May 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share
to a consultant in lieu of cash in May 2007**							287,297	63,690												63,690
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in May 2007**							36,087	8,000												8,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in May 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to consulting agreements in May 2007**							180,434	40,000												40,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in June 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in June 2007**							112,771	25,000												25,000
Series B preferred stock subscribed at $0.22169 per share
pursuant to a consulting agreement in June 2007**									36,087	8,000										8,000
Series B preferred stock subscribed at $0.22169 per share
to a consultant in lieu of cash in June 2007**									35,917	7,962										7,962
Series B preferred stock subscribed at $0.22169 per share
to officers in lieu of cash payroll in June 2007**									274,531	60,860										60,860
Reclassification of Series A preferred stock to
common pursuant to a stockholder vote in
June 2007**	(9,831,285)	(1,892,292)											9,831,285	44			$1,892,248			-
Foreign currency adjustment																		$(288)		(288)
Net loss																			$(3,252,036)	(3,252,036)
Total comprehensive loss																				(3,252,324)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued
for the period from July 18, 2005 (date of inception) to June 30, 2008

	Urigen N.A., Inc. Series A Preferred Stock		Urigen N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated other comprehensive	Deficit accumulated during development	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in July 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in July 2007**							36,087	8,000	(36,087)	(8,000)										0
Series B preferred stock issued at $0.22169 per share
to officers in lieu of cash payroll in July 2007**							274,531	60,860	(274,531)	(60,860)										0
Series B preferred stock issued at $0.22169 per share
to a consultant in lieu of cash in July 2007**							35,917	7,962	(35,917)	(7,962)										0
Write-off common stock subscribed in July 2007															(11,277)	(2,251)				(2,251)
To reclassify Urigen N.A., Inc. Series B Preferred
stock to Urigen Pharmaceuticals, Inc. pursuant to
merger in July 2007							(6,421,573)	(1,423,579)			6,421,573	6,422					1,417,157			0
To reclassify Urigen N.A., Inc. Common stock to
Urigen Pharmaceuticals, Inc. pursuant to
merger in July 2007											44,805,106	44,805	(44,805,106)	(896)			(43,909)			0
Valentis common shares outstanding at time of merger, July 2007											17,062,856	17,063					41,584			58,647
Issuance of Series B preferred stock with warrants in July 2007 (Note 10)																	1,127,557			1,127,557
Common stock issued at $0.09875 per share
pursuant to license agreement in November 2007											1,000,000	1,000					98,750			99,750
Reclassification of Series B preferred stock upon effective registration of a portion of shares issued at $0.10500 per underlying share in December 2007 (Note 10)					210	1,087,579											911,179			1,998,758
Common stock subscribed at a range of
$0.09975 to $0.27550 per share pursuant to
vendor agreements, recognized in December 2007															540,815	71,320				71,320
Common stock subscribed at a range
of $0.09975 to $0.27550 per share pursuant to
employee agreements, recognized in December 2007															63,150	6,299				6,299
Common stock subscribed at $0.17100
per share pursuant to consultant agreement
in January 2008															20,000	3,420				3,420
Common stock and warrants subscribed
at $0.20 per share pursuant to cash
investment in January 2008															500,000	100,000				100,000
Common stock subscribed at
$0.10450 per share pursuant to a vendor
agreement in January 2008															380,000	39,710				39,710
Common stock subscribed at $0.1805
per share pursuant to Directors' Compensation
agreement in January 2008															58,125	10,491				10,491

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued
for the period from July 18, 2005 (date of inception) to June 30, 2008

	Urigen N.A., Inc. Series A Preferred Stock		Urigen N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		U rigen Pharmaceuticals Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated other comprehensive	Deficit accumulated during development	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	equity (deficit)
Common stock subscribed at $0.17 per share pursuant to a cash
investments in April, 2008															726,470	123,500				123,500
Common stock and subscribed at $0.17 per share pursuant to a
vendor agreement in April 2008															147,059	25,000				25,000
Common stock subscribed at $0.17 per share pursuant to a cash
investments in May 2008															555,883	94,500				94,500
Common stock and subscribed at $0.12 per share pursuant to a
vendor agreement in May 2008															60,000	7,200				7,200
Adjustment of common stock subscribed at a range of $0.114 to
$0.2755 per share due to a settlement agreement with a vendor															(276,815)	(44,873)				(44,873)
Subscribed common stock issued in June, 2008 at subscribed fair value of $0.10450 per share and current fair value of $0.0855 per
share											380,000	380			(380,000)	(39,710)	32,110			(7,220)
Revaluation of unearned vendor warrants to fair value
in June 2008																	2,447			2,447
Common stock subscribed at $0.08551 per share pursuant to
Directors' compensation agreement in June 2008															58,125	4,970				4,970
Stock based compensation expense on Valentis options
recognized in fiscal 2008																2,247	27,949			30,196
Stock based compensation expense on Restricted Stock agreements
recognized in fiscal 2008															1,300,000	20,462				20,462
Imputed Dividends - Series B Preferred recognized in fiscal 2008																	(55,633)			(55,633)
Foreign currency adjustment																		$320		320
Net loss																			$(4,844,458)	(4,844,458)
Total comprehensive loss																				(4,844,138)
Balances at June 30, 2008	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	69,669,535	$69,670	-	$-	3,752,812	$424,536	$5,698,358	$20,120	$(9,636,906)	$(2,336,643)

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative period
			from July 18, 2005
	Year ended June 30,		(date of inception) to
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss	$(4,844,458)	$(3,252,036)	$(9,636,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,858	2,255	8,113
Amortization of intangible assets	14,428	14,428	33,556
Non-cash expenses: compensation, interest, rent, and other	234,560	1,035,066	1,516,670
Preferred Series B discount and imputed interest	2,142,270	-	2,142,270
Change in fair value of Series B convertible preferred stock liability	(949,895)	-	(949,895)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	88,100	(17,228)	70,872
Due from related party	(15,132)	-	(15,132)
Accounts payable	(119,631)	652,659	573,586
Accrued expenses	771,087	354,283	1,156,428
Due to related parties	(19,702)	(19,771)	206,366
Net cash used in operating activities	(2,692,515)	(1,230,344)	(4,894,072)

Cash flows from investing activities:
Purchases of property and equipment	(4,255)	(2,725)	(11,036)
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash (used in) provided by investing activities	(4,255)	(2,725)	458,964

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	222,351	-	222,351
Proceeds from issuance of notes payable - related parties	-	300,000	300,000
Payment of receivables from stockholders	-	45,724	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	318,000	6,752	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	415,000	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	2,100,000	-	2,100,000
Net cash provided by financing activities	2,640,351	767,476	4,418,520
Effect of exchange rate changes on cash	320	(288)	62,097
Net decrease in cash	(56,099)	(465,881)	45,509
Cash, beginning of period	101,608	567,489	-
Cash, end of period	$45,509	$101,608	$45,509

Non-cash investing and financing activities:
Intangible assets acquired through issuance of common stock	$-	$-	$90,560
Non-cash portion related to asset-based purchase from Urigen, Inc.:
Assumption of notes payable subsequently converted to preferred stock	$-	$-	$255,000
Amount due from stockholders for issuance of preferred stock	$-	$-	$45,724
Reclassification of Preferred stock liability to equity	$1,087,579	$-	$1,087,579
Reclassification of Preferred beneficial conversion feature from liability to equity	$911,179	$-	$911,179
Valentis net equity received in connection with reverse merger	$58,647	$-	$58,647

Supplemental Cash Flow Information:
Cash paid for interest	$12,088	$31,298	$43,673

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)

1. Nature of Operations and Business Risks

Urigen Pharmaceuticals, Inc. (“the Company”), formerly Valentis, Inc. (“Valentis”) a Delaware incorporated company, is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. The pipeline includes URG101, for the treatment of Painful Bladder Syndrome (PBS) which has completed a Phase II double blinded, placebo controlled, multi-center trial achieving statistically significant results on all end points; and URG301, targeting urethritis and nocturia.

Urigen N.A., Inc. was originally incorporated in British Columbia on July 18, 2005 (date of inception) as Urigen Holdings, Inc. and on October 4, 2006, in accordance with the vote of the stockholders, the company re-domesticated to Delaware and changed its name to Urigen N.A., Inc.  Management and the Board of Directors of the Company concluded that continuation and re-incorporation of the Company as a Delaware company was in the best interests of the Company and its stockholders. In addition, the stockholders approved the following changes:

•	To reduce the number of authorized common shares from unlimited to 20,000,000 and to authorize 6,000,000 of preferred shares (5,000,000 designated for Series A).

•	To establish a stated par value of $0.00001.

•	Upon re-domestication to the U.S., all existing stockholders would receive 2 shares for every outstanding share of common and preferred stock.

On October 5, 2006, the Company entered into an Agreement and Plan of Merger, as subsequently amended (the “Merger”) with Urigen N.A., Inc., a Delaware corporation (“Urigen N.A.”), and Valentis Holdings, Inc., our newly formed wholly-owned subsidiary (“Valentis Holdings”). Pursuant to the Merger Agreement, on July 13, 2007, Valentis Holdings was merged with and into Urigen N.A. with Urigen N.A., Inc. surviving as our wholly-owned subsidiary. In connection with the Merger, each Urigen N.A. stockholder received, in exchange for each share of Urigen N.A. common stock held by such stockholder immediately prior to the closing of the Merger, 2.2554 shares of our common stock. At the effective time of the Merger, each share of Urigen N.A. Series B preferred stock was exchanged for 11.277 shares of our common stock. An aggregate of 51,226,679 shares of our common stock were issued to the Urigen N.A. stockholders.  Upon completion of the Merger, the Company changed its name from Valentis, Inc. to Urigen Pharmaceuticals, Inc.

Background to the Merger

On July 11, 2006, Valentis issued a press release announcing the negative results of the Phase IIb clinical trial for VLTS 934. The press release noted that Valentis had no plans for further development of its products and was assessing strategic alternatives, including the sale or merger of Valentis, the sale of certain of Valentis’ assets or other alternatives.   In July and August 2006, Valentis communicated with potential reverse merger candidates regarding its review process. On July 22, 2006, William J. Garner M.D., Urigen N.A.’s president and chief executive officer, left a message for Dr. Benjamin F. McGraw III, Valentis’ president and chief executive officer, to discuss a possible merger of Valentis and Urigen N.A. resulting in the obtaining of a public listing by Urigen N.A.  On July 24, 2006, Dr. Garner spoke with Dr. McGraw about a possible merger of the two companies.  Valentis chose to pursue a reverse merger with Urigen N.A. because, among other things, Urigen N.A. had a product that had completed a successful Phase IIa trial and, at the time, was close to completion of a Phase IIb trial, and Urigen N.A. had a modest valuation that was in an acceptable range to Valentis.

Reverse Merger

Urigen N.A. security holders owned, immediately after the closing of the Merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constitute a majority of the combined company's board of directors and all members of the executive management of the combined company are from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the Merger transaction was accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the Merger reflect the historical results of Urigen N.A. prior to the Merger and do not include the historical financial results of Valentis prior to the completion of the Merger.  Stockholders' equity (deficit) and net loss per share of the combined entity after the Merger were retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the Merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital. The consolidated financial statements have been prepared to give effect to the Merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. is considered to be acquiring Valentis in the Merger as Valentis does not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141, Business Combinations ("SFAS No. 141"), and Emerging Issue Task Force 98-3 ("EITF 98-3"), Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, because Valentis had no material assets or liabilities at the time of finalizing the Merger.  Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the Merger is measured at net assets acquired.

Accounting for the Merger

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Merger:

Cash	$222,351
Prepaid legal	18,170
Other current assets	3,265
Property and equipment	4,405
Prepaid insurance	195,171
Accrued liabilities	(208,715)
Notes payable	(176,000)
Net assets acquired	$58,647

Other assets acquired in the Merger included the public OTCBB listing, various patent rights without significant fair value, and two storage units containing files, used office equipment, and furniture, also without significant fair value.   At the time of the Merger, Valentis’ Accumulated Comprehensive loss of ($244,904,871) was charged to Valentis’ Additional Paid-in Capital.  From an accounting standpoint, Urigen N.A., a wholly-owned subsidiary of Urigen Pharmaceuticals Inc., remains as the operating entity.  Post-Merger financials contained in this report are presented consolidated, with inter-company transactions eliminated.  Pre-Merger financials are those of Urigen N.A.  Equity transactions in Urigen N.A. securities have been converted into an approximately equivalent number of shares of Urigen Pharmaceuticals Inc.

As of the date of this filing, the Company has realized an additional $300,000 in unexpected gross other revenue from two agreements for the licensing of Valentis technology.  As described in Note 14 to these financial statements, an additional non-cash expense charged to Additional Paid-in Capital from Valentis related equity compensation agreements assumed by the Company totaled approximately $30,000 during fiscal 2008, and is expected to be immaterial in future periods.  The Company is not actively pursuing any development of Valentis technology obtained in the Merger and no material continuing revenues or expenses relating to the Merger are anticipated as of the date of this report.

Nature of Operations and Risks

The Company is actively seeking corporate partnership, licensing or financing arrangements necessary to fund its development programs.

The Company is in the development stage and its programs are in the clinical trial phase, and therefore has not generated revenues from product sales to date. Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized, and during this period the Company will require additional funds, the availability of which can not be assured.

Consequently, the Company is subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty of the Company’s research and development efforts resulting in successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, the Company may require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

2.	Summary of Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through June 30, 2008, the Company has accumulated net losses of $9,636,906 and negative cash flows from operations of $4,894,072 and has a negative working capital of $2,709,074. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Urigen N.A. effected a 2-for-1 stock split of its common stock and Series A preferred stock on October 4, 2006 on the re-domestication of the Company from British Columbia to Delaware. These shareholders also received a 2.2554-for-1 merger exchange at the time of the Merger.  The financial statements and notes to the financial statements have been adjusted retroactively to reflect a 2-for-1 stock split and 2.2554-for-1 merger exchange of the common stock and Series A preferred stock for common stock of the Company.

Urigen N.A. effected a 11.277-for-1 merger exchange of its Series B preferred stock at the time of the Merger.  The financial statements and notes to the financial statements have been adjusted retroactively to reflect an 11.277-for-1 merger exchange of the Series B preferred stock for common stock of the Company.

Principles of Consolidation

The consolidated financial statements include the accounts of Urigen Pharmaceuticals, Inc. and its wholly-owned subsidiaries Urigen N.A. and PolyMASC Pharmaceuticals plc.  (PolyMASC is inactive).  All significant intercompany balances and transactions have been eliminated.

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

Foreign Currency

The functional currency of the Company until October 4, 2006 was the Canadian dollar (local currency). Starting on October 5, 2006, the functional currency is the U.S. dollar (local currency). The transactions from date of inception through October 4, 2006 in these financial statements and notes to the financial statements of the Company have been translated into U.S. dollars using period-end exchange rates for assets and liabilities, and monthly average exchange rates for expenses. Intangible assets and equity were translated at historical exchange rates. Translation gains and losses are deferred and recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in other expenses in the statement of operations and are not considered material for the periods presented.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash, due from related party, prepaid expenses, notes payable, accounts payable, accrued expenses, and due to related parties approximate fair value due to their short maturities.

Company policy is to value its securities based on the average of the daily open and close price except where accounting standards or contractual terms specifically call for a different method.  Based on restricted stock valuation studies the company assumes a 5% valuation discount on unregistered Company equity instruments due to the restrictions on such instruments.

Cash Concentration

At June 30, 2008, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $100,000.

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

Clinical Trial Expenses

We believe the accrual for clinical trial expenses are a significant estimate used in the preparation of our consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consist of net loss and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying statement of stockholders’ equity (deficit).

	Year Ended June 30, 2008	Year Ended June 30, 2007	Period from July 18, 2005 (date of inception) to June 30, 2008

Net loss	$(4,844,458)	$(3,252,036)	$(9,636,906)
Foreign currency translation adjustments, net of tax	320	(288)	20,120
Comprehensive loss	$(4,844,138)	$(3,252,324)	$(9,616,786)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

Stock-based compensation expense is recognized based on awards expected to vest, and forfeitures were estimated at the same rate (5%) used for stock-based compensation by the Merger partner, Valentis Inc.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  Fair value accounting details for stock based compensation is presented in tabular format in Note 14 of the consolidated financial statements included in this report.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	2008	2007
Net loss	$(4,844)	$(3,252)
Basic and Diluted:
Weighted-average shares of common stock used in computing net loss per share	69,860	64,107
Basic and diluted net loss per share	$(0.07)	$(0.05)

The following options and warrants have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive:

•	approximately 1.4 million shares of our common stock issuable upon the exercise of all of our outstanding options;
•	approximately 19.6 million shares of our common stock issuable upon the exercise of all of our outstanding warrants; and
•	1.3 million shares of restricted stock awards that have not vested.

The common stock options, warrants, and shares of outstanding common stock subject to share vesting will be included in the calculation of loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. We are still evaluating the impact this standard will have on our financial position and/or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in their statement of operations at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently assessing the impact that the adoption of SFAS 159 may have on its financial position, results of operations and/or cash flows.

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The guidance in EITF 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered or the services are no longer expected to be performed, we would be required to expense the related capitalized advance payments. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after the commencement of that fiscal year. Early adoption is not permitted. Retrospective application of EITF 07-3 also is not permitted. We intend to adopt EITF 07-3 effective July 1, 2008 and do not expect the pronouncement to have a material effect on our consolidated financial statements.

In December 2007, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 (SAB 110) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (SAB 107) regarding the use of the simplified method in developing an estimate of the expected life of stock options in accordance with SFAS 123R. SAB 110 is effective for us beginning in the first quarter of fiscal 2009. The adoption of SAB 110 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. This statement is effective for our fiscal year beginning July 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements, which is dependent upon the future acquisition activities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity in the financial statements and separate from the parent’s equity, and it eliminates “minority interest” accounting in results of operations with earnings/losses attributable to non-controlling interests reported as part of consolidated earnings/losses.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements”  (“EITF 07-1”). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. EITF 07-1 provides indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. EITF 07-1 also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. EITF 07-1 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the impact that EITF 07-1 may have on our financial position, results of operations, and cash flows.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of June 30, 2008, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

The Company’s agreement with Urigen, Inc. included an assignment of a patent application and intellectual property rights associated therein, and the transfer of other assets and liabilities of Urigen, Inc., resulting in the recognition of net residual intangible assets, as follows:

Cash	$350,000
Receivable from Urigen, Inc. (collected during the period ended June 30, 2006)	120,000
Expenses paid on behalf of the Company	76,923
Convertible debt	(255,000)
Subscription agreements for preferred shares	(480,000)
Other	(560)
Net intangible assets acquired	$188,637

In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 1,623,910 shares (with an estimated fair value of $90,000) and shall pay Kalium royalties based on percentages of 2.0-4.5% of net sales of licensed products during the defined term of the agreement. The Company also is required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Milestone payments may be made in cash or common stock, at the Company’s discretion. Kalium shall have the right to terminate rights under this license agreement or convert the license to non-exclusive rights if the Company fails to meet certain milestones over the next three years.

The summary of intangible assets acquired and related accumulated amortization as of June 30, 2008 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(33,556)
Intangible assets, net	$245,081

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $14,428 and $14,428 for the years ended June 30, 2008 and 2007, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

July 1, 2008 – June 30, 2009	$14,428
July 1, 2009 – June 30, 2010	14,428
July 1, 2010 – June 30, 2011	14,428
July 1, 2011 – June 30, 2012	14,428
July 1, 2012 – June 30, 2013	14,428
Thereafter	172,941
$245,081

4.	Accrued Expenses

At June 30, 2008 and 2007, the accrued expenses were as follows:

	June 30,
	2008	2007
Accrued payroll	$465,139	$-
Accrued payroll taxes	530,837	303,366
Accrued expenses – other	369,167	81,975
	$1,365,143	$385,341

5.	Contractual Obligations and Notes Payable

In November 2007, the Company entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen common stock and accrued $1,500,000 in milestone payments.  The Company terminated its license agreement with Mattern effective March 31, 2008.  Accordingly, the accrued liability and intangible asset has been reversed and a general and administrative impairment expense of $99,750 has been recorded, which represents the fair value of the one million shares of restricted stock that were issued.  The Company believes there will be no further payments to Mattern as a result of this transaction.

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of June 30, 2008.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  Interest expense paid was $8,000 and $12,933 for the years ended June 30, 2008 and 2007, respectively.  At June 30, 2008 and 2007, the Company owed accrued interest expense of $18,000 and $2,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with Kansas Technology Enterprise Corporation  Holdings, Inc. (“KTEC”) in the amount of $100,000. Tracy Taylor who is the Company’s Chairman of the Board of Directors, is President and Chief Executive Officer of KTEC.  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of June 30, 2008. Interest paid was $4,088 and $4,945 for the years ended June 30, 2008 and 2007, respectively.  At June 30, 2008 and 2007, the Company owed accrued interest expense of $9,536 and $1,000, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  Dr. McGraw is currently a member of the Board of Directors.  At June 30, 2008 and 2007, the Company owed accrued interest expense of $8,800 and $0, respectively.

6.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses to date.  Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of June 30, 2008 and 2007:

	2008		2007
Deferred Tax Assets:
Accrued Compensation		$180,904		―
Other Accrued Expenses		331,689		―
Restricted Stock		8,151		―
Net Operating Losses		2,003,932		$1,098,906
Tax Credits		128,713		73,895
Total Deferred Tax Assets		2,653,389		1,172,801

Total Deferred Tax Liabilities		(1,652)		(8,446)

Valuation Allowance		(2,651,737)		(1,164,355)
Net Deferred Tax Asset	$	―	$	―

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance.  The valuation allowance increased by $1,487,382 at June 30, 2008 and by $640,170 at June 30, 2007.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements is $0.

Net operating losses and tax credit carry forwards as of June 30, 2008 are as follows:

	Amount	Expiration Years

Net operating losses, Federal	$5,030,774	Beginning in 2007
Net operating losses, State	$5,029,974	Beginning in 2017
Tax credits, Federal	$75,972	Beginning in 2027
Tax credits, State	$79,910	N/A

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	2008	2007
Statutory Rate	34.00%	34.00%
State Tax	4.80%	5.84%
Other	-8.74%	-5.38%
Tax Credits	0.67%	1.34%
Valuation Allowance	-30.73%	-35.8%
Total	0.00%	0.00%

Our policy is to recognize interest and penalties related to income taxes as a component of other income (expense). We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2007 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2009.

7.	Common Stock

Issuance of Urigen N.A. Common Stock

In July 2005, Urigen N.A. issued 5 shares of common stock at $0.22169 per share upon incorporation.

In December 2005, Urigen N.A. issued 27,065,169 shares of common stock to Urigen, Inc. shareholders at $0.00002 per share for aggregate proceeds of $559.

In January 2006, Urigen N.A. issued 3,947,004 shares of common stock to Urigen, Inc. shareholders at $0.00002 per share for aggregate proceeds of $88. Also, 9,473 shares of common stock were issued at $0.19316 per share for aggregate proceeds of $1,830 in lieu of rent payment.

In March 2006, Urigen N.A. issued 9,473 shares of common stock at $0.19316 per share for aggregate proceeds of $1,798 in lieu of rent payment.

In April 2006, Urigen N.A. issued 45,109 shares of common stock at $0.18972 per share for aggregate proceeds of $8,558 pursuant to an exercise of a stock option.

In May 2006, Urigen N.A. issued 1,894,562 shares of common stock at $0.05542 per share, net of issuance costs of $2,926, pursuant to a consulting agreement. Urigen N.A. also issued 1,623,910 shares of common stock at $0.05542 per share pursuant to a licensing agreement.

In June 2006, Urigen N.A. issued 9,473 shares of common stock at $0.19799 per share for aggregate proceeds of $1,875 in lieu of rent payment.

In August 2006, Urigen N.A. issued 112,722 shares of common stock at $0.05542 per share for aggregate proceeds of $6,250 pursuant to a consulting agreement. Urigen N.A. also received payment for 33,831 shares of subscribed common stock at $0.19956 per share for aggregate proceeds of $6,752. In September 2006, 22,554 shares of common stock were issued.

In September 2006, Urigen N.A. issued 112,072 shares of common stock at a range of $0.19666 to $0.19801 per share for aggregate proceeds of $22,102 in lieu of consulting payments. Urigen N.A. also issued 112,772 shares of common stock at $0.05542 per share for aggregate proceeds of $6,250 pursuant to a consulting agreement. Urigen N.A. also issued 9,473 shares of common stock at $0.19899 per share for aggregate proceeds of $1,885 in lieu of rent payment.

On June 28, 2007, the Urigen N.A. Series A preferred shareholders voted to convert 9,831,285 shares of Urigen N.A. Series A preferred stock to 9,831,285 shares of Urigen N.A. common stock.

On July 13, 2007, 44,805,106 shares of Urigen N.A. common stock converted to 44,805,106 shares of the Company’s common stock pursuant to the Merger.  At the time of the Merger, Valentis Inc. had 17,062,856 shares of common stock outstanding.

Issuance of Urigen Pharmaceuticals Inc. Common Stock

Also at the time of the Merger, on July 13, 2007, 6,421,573 shares of Urigen N.A. Series B preferred stock were converted to 6,421,573 shares of the Company’s common stock.  (Note 1)

In November 2007, the Company issued 1,000,000 shares of common stock at $0.09875 per share to M & P Patent AG under a license agreement, for a total value of $99,750.

In June 2008, the Company issued 380,000 shares of common stock (subscribed in January 2008) at $0.0855 per share pursuant to a vendor agreement, for a total value of $32,490.

8. Urigen N.A. Series A Convertible Preferred Stock

From July 18, 2005 (date of inception) to June 27, 2007, Urigen N.A. issued 9,826,684 shares of Series A convertible preferred stock (“Series A”) at a range of $0.13 to $0.20 per share resulting in gross aggregate proceeds of $1,898,292. Issuance costs of $5,977 were incurred as part of the issuance.  These shares were converted to common stock on June 28, 2007.  (Note 7).  Presented below is the detail of these issuances from inception to June 30, 2007.

In July 2005, Urigen N.A. received a payment for 225,543 shares of subscribed Series A preferred stock at $0.19546 per share for aggregate proceeds of $44,085. The Series A preferred stock was issued in June 2006.

In August 2005, Urigen N.A. received a payment for 338,315 shares of subscribed Series A preferred stock at $0.19453 per share for aggregate proceeds of $65,813. The Series A preferred stock was issued in June 2006.

In September 2005, Urigen N.A. received payment for 676,629 shares of subscribed Series A preferred stock at a range of $0.19453 to $0.19497 per share for aggregate proceeds of $131,725. The Series A preferred stock was issued in June 2006.

In October 2005, Urigen N.A. received payment for 696,603 shares of subscribed Series A preferred stock at a range of $0.19200 to $0.19546 per share for aggregate proceeds of $135,054. The Series A preferred stock was issued in June 2006.

In November 2005, Urigen N.A. received payment for 530,974 shares of subscribed Series A preferred stock at $0.19457 per share for aggregate proceeds of $103,314. The Series A preferred stock was issued in June 2006.

In December 2005, Urigen N.A. received payment for 593,233 shares of subscribed Series A preferred stock at a range of $0.19238 to $0.20187 per share for aggregate proceeds of $116,709. The Series A preferred stock was issued in June 2006.

In January 2006, Urigen N.A. converted then outstanding notes into 4,293,448 shares of subscribed Series A preferred stock at a range of $0.12505 to $0.19801 per share for aggregate proceeds of $822,017. The Series A preferred stock was issued in June 2006. The convertible notes (acquired from an asset-based purchase discussed in Note 3) had a provision that upon conversion into stock, a 20-35% discount (as stated in individual note agreements) would apply. The beneficial conversion rate amount of $65,000 was recognized as interest expense in the 2006 statement of operations.

In February 2006, Urigen N.A. received payment for 925,146 shares of subscribed Series A preferred stock at a range of $0.19072 to $0.19305 per share for aggregate proceeds of $178,286. The Series A preferred stock was issued in June 2006.

In March 2006, Urigen N.A. received payment for 583,827 shares of subscribed Series A preferred stock at a range of $0.18994 to $0.19564 per share for aggregate proceeds of $111,640. The Series A preferred stock was issued in June 2006.

In April 2006, Urigen N.A. received payment for 331,197 shares of subscribed Series A preferred stock at a range of $0.19070 to $0.19546 per share for aggregate proceeds of $63,661. The Series A preferred stock was issued in June 2006.

In May 2006, Urigen N.A. received payment for 132,746 shares of subscribed Series A preferred stock at $0.19990 per share for aggregate proceeds of $26,535. The Series A preferred stock was issued in June 2006.

In June 2006, Urigen N.A. received payment or subscription agreements for 499,023 shares of subscribed Series A preferred stock at a range of $0.19799 to $0.20063 per share for aggregate proceeds of $99,430. The Series A preferred stock was issued later in June 2006. Payments for $45,724 in stockholder receivables were received subsequent to June 30, 2006.

In September 2006, Urigen N.A. issued 4,601 shares of Series A preferred stock to correct a previous issuance.

On June 28, 2007, the Urigen N.A. Series A preferred shareholders voted to convert 9,831,285 shares of Urigen N.A. Series A preferred stock to 9,831,285 shares of Urigen N.A. common stock.  These shares were then converted to common shares of the Company’s stock, at the time of the Merger.

9.	Urigen N.A. Series B Convertible Preferred Stock

In the year ended June 30, 2007, Urigen N.A. issued 1,872,008 shares of Urigen N.A. Series B preferred stock (“Series B”) at $0.22169 per share resulting in gross aggregate proceeds of $415,000.  In addition, Urigen N.A. issued 4,157,922 shares of Series B preferred stock in lieu of cash compensation to employees and consultants and for other matters.  Presented below is the detail of these issuances from inception to June 30, 2007.

In October 2006, Urigen N.A. received payment for 518,749 shares of subscribed Series B preferred stock at $0.22169 per share for aggregate proceeds of $115,000. The Series B preferred stock was issued in October 2006. Urigen N.A. also issued 11,277 shares of Series B preferred stock at $0.22169 per share for an aggregate of $2,500 pursuant to an exchange agreement. Urigen N.A. also issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement. Urigen N.A. issued 11,277 shares of Series B preferred stock at $0.22169 per share for an aggregate of $2,500 pursuant to a promissory note.

In November 2006, Urigen N.A. received payment for 1,127,716 shares of subscribed Series B preferred stock at $0.22169 per share for aggregate proceeds of $250,000. The Series B preferred stock was issued in November 2006. Urigen N.A. also issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.

In December 2006, Urigen N.A. issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.

In January 2007, Urigen N.A. issued 451,086 shares of Series B preferred stock at $0.22169 per share for an aggregate of $100,000 to an officer in lieu of payroll. Urigen N.A. also issued 216,521 shares of Series B preferred stock at $0.22169 per share for an aggregate of $48,000 pursuant to a consulting agreement. Urigen N.A. also issued 5,639 shares of Series B preferred stock at $0.22169 per share for an aggregate of $1,250 pursuant to a promissory note. Also, Urigen N.A. issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement. Urigen N.A. also issued 225,543 shares of Series B preferred stock at $0.22169 per share for aggregate proceeds of $50,000.

In February 2007, Urigen N.A. issued 112,771 shares of Series B preferred stock at $0.22169 per share for an aggregate of $25,000 to an officer in lieu of payroll. Urigen N.A. also issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.

In March 2007, Urigen N.A. issued 112,771 shares of Series B preferred stock at $0.22169 per share for an aggregate of $25,000 to an officer in lieu of payroll. Urigen N.A. also issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.

In April 2007, Urigen N.A. issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.  Urigen N.A. also issued 112,771 shares of Series B preferred stock at $0.22169 per share for an aggregate of $25,000 to an officer in lieu of payroll.

In May 2007, Urigen N.A. issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.  Urigen N.A. also issued 112,771 shares of Series B preferred stock at $0.22169 per share for an aggregate of $25,000 to an officer in lieu of payroll.  Urigen N.A. also issued 5,639 shares of Series B preferred stock at $0.22169 per share for an aggregate of $1,250 pursuant to a vendor agreement.  Urigen N.A. also issued 36,087 shares of Series B preferred stock at $0.22169 per share for an aggregate of $8,000 pursuant to a consulting agreement.  Urigen N.A. also issued 287,297 shares of Series B preferred stock at $0.22169 per share for an aggregate of $63,690 to a consultant.  Urigen N.A. also issued 1,982,828 shares of Series B preferred stock at $0.22169 per share for an aggregate of $439,567 to employees in lieu of cash payroll for the period from October 2006 through May 2007.  Urigen N.A. also issued 180,434 shares of Series B preferred stock at $0.22169 per share for an aggregate of $40,000 to consultants.

In June 2007, Urigen N.A. issued 112,771 shares of Series B preferred stock at $0.22169 per share for an aggregate of $25,000 to an officer in lieu of payroll. Urigen N.A. also issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.

In July 2007, Urigen N.A. issued 45,109 shares of Series B preferred stock at $0.22169 per share for an aggregate of $10,000 pursuant to a vendor agreement.  Urigen N.A. also issued 72,004 shares of Series B preferred stock at $0.22169 per share for an aggregate of $15,962 pursuant to a consulting agreement.  Urigen N.A. also issued 274,531 shares of Series B preferred stock at $0.22169 per share for an aggregate of $60,860 to officers in lieu of payroll.

On July 13, 2007, 6,421,573 shares of Urigen N.A. Series B preferred stock converted to 6,421,573 shares of the Company’s common stock, pursuant to the Merger.

10.	Urigen Pharmaceuticals Inc. Series B Convertible Preferred Stock

On July 26, 2007, the Board of Directors of Urigen Pharmaceuticals, Inc., formerly Valentis, Inc., authorized the creation of a series of preferred stock of the Company to be named Series B Convertible preferred stock, consisting of 210 shares, par value $0.001, 10,000,000 shares authorized, which have the designation, powers, preferences and relative other special rights and the qualifications, limitations and restrictions as set forth in the Certificate of Designation filed on July 31, 2007.

On July 31, 2007, Urigen Pharmaceuticals, Inc. entered into a Series B Convertible preferred stock Purchase Agreement (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum”) for the sale of 210 shares of its Series B Convertible preferred stock, par value $0.001 per share, at a purchase price of $10,000 per share. Urigen Pharmaceuticals received aggregate proceeds of $1,817,000, which is net of issuance costs of $283,000.

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
C. Dividend or other distribution in shares of common stock – conversion price shall be decreased by multiplying the conversion price by a fraction, the numerator of which shall be the total number of common stock outstanding immediately prior to the time of such issuance or the close of business on such record date and the denominator of which shall be the total number of shares of common stock issued and outstanding immediately prior to the time of such issuance or the close of business on such record date plus the number of shares of common stock issuable in payment of such dividend or distribution.
D. Dividend or other distribution in securities other than shares of common stock – the number of securities the holder would have received had the holder of the Series B preferred stock converted their shares to/into common stock prior to such event.
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
G. If the Company issues or sells any additional shares of common stock (other than provided above or the exercise or conversion of convertible securities issued prior to the Series B preferred stock) at a price less than the conversion price – conversion price shall be reset to the price at which such additional shares are issued or sold.
H. If the Company issues any securities convertible into or exchangeable for common stock or any rights or warrants or options to purchase such common stock or convertible securities (“Common Stock Equivalents”), other than the Series B preferred stock or warrants issued to the holders, and the aggregate of the price per share for which additional shares of common may be issued thereafter pursuant to such Common Stock Equivalent plus the consideration received by the company for issuance of such Common Stock Equivalents divided by the number of shares issuable pursuant to such Common Stock Equivalent ( “Aggregate Per Common Share price”) shall be less than the conversion price-the conversion price shall be adjusted to the Aggregate Per Common Share Price.
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
(iii) securities issued pursuant to acquisitions or strategic transactions (including license agreements), provided any such issuance shall only be to a person which is, itself or through its subsidiaries, an operating company in a business synergistic with the business of the Company and in which the Company receives benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities; and
(iv) securities issued to Platinum pursuant to the Purchase Agreement.

As of June 30, 2008, there are no adjustments to the Series B preferred stock conversion price which remains $0.15 per share.

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

The Company also issued to Platinum a warrant to purchase 14,000,000 shares of the Company's common stock at $0.18 per share. The warrants have a term of five years, and expire on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company's common stock is greater than the warrant exercise price.  On December 13, 2007, registration by the Company of 13,120,000 of the underlying shares became effective.  On July 18, 2008, Platinum approved a 180 day extension of time from July 27, 2008 to January 23, 2009 to file an additional registration statement for the balance of the shares of common stock.

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

•
The Company agreed to register (i) 120% of the shares issuable upon conversion of the preferred shares and (ii) the shares issuable upon exercise of the warrants in a Registration Statement to be filed with the Securities and Exchange Commission (“SEC”) within 30 days of the closing and shall use its best efforts to have the registration statement declared effective with 90 days, or in the event of a review by the SEC, within 120 days of the closing. The failure of the Company to meet this schedule and other  timetables provided in the registration rights agreement would result in the imposition of liquidated damages  of 1.5% per month with a maximum of 18% of the initial investment in the Series B preferred stock and warrants.  On September 6, 2007, Platinum extended the time to file until September 28, 2007, without penalty.  On October 3, 2007, Platinum further extended the time to file until October 15, 2007 without penalty.  The Company filed a registration statement with the SEC on October 12, 2007.

•
The Company granted to Platinum the right to subscribe for an additional amount of securities to maintain its proportionate ownership interest in any subsequent financing conducted by the Company for a period of 3 years from the closing date.

•
The Company agreed to take action within 45 days to amend its bylaws to permit adjustments to the conversion price of the Series B preferred stock and the exercise price of the warrant.  The failure of the Company to meet this timetable would have resulted in the imposition of liquidated damages of 1.5% per month until the amendment to the Bylaw was effected.  On October 3, 2007, Platinum extended the amendment deadline to October 17, 2007, without penalty.  The bylaw amendment became effective October 16, 2007.

The Company received an SEC comment letter on October 26, 2007 related to the filing of its Form S-1 Registration Statement.  The Company was not in compliance as of November 9, 2007 with its obligations under the Registration Rights Agreement dated as of August 1, 2007, entered into with  Platinum to respond to SEC comments within 14 days of receipt of a comment letter. Failure of the Company to meet this schedule provided in the Registration Rights Agreement resulted in the imposition of liquidated damages of $31,500, which was paid in cash.

In December 2005, the SEC published guidance on the application of the EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in relation to the effect of cash liquidated damages provisions in accounting for conversion features of convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $2.1 million private placement of Series B preferred stock as a liability not equity for the period ended September 30, 2007.

The Company determined that the liquidated damages could result in net-cash settlement of a conversion in accordance with EITF 00-19.  EITF 00-19 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of EITF 00-19, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, at September 30, 2007, the Company determined that the Series B preferred stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B preferred stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were determined to be equity in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 to equity. In accordance with EITF 00-19, the Company compared the amount allocated to the Series B preferred stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, in accordance with EITF 00-19, accreted that amount and the relative fair value amount allocated to the warrants immediately, as the Series B preferred stock is immediately convertible. This accretion was recorded as non-cash interest expense in the accompanying consolidated statement of operations.

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B preferred stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.  During the year ended June 30, 2008, based on changes in market value of the remaining unregistered shares classified as a liability, the Company, in accordance with EITF 00-19, recognized an additional change in fair value as other income in the amount of $55,579, for a total of $949,895 for the year.

11.	Stock Subscribed

In August 2006, Urigen N.A. received payment for 33,831 shares of subscribed common stock at $0.19956 per share for aggregate proceeds of $6,752.  In September 2006, 22,554 shares were issued and 11,277 shares at $2,251 remained as subscribed stock at June 30, 2007.  Subsequent to June 30, 2007, these 11,277 shares were written off.

In December 2006, Urigen N.A. had 840,825 shares of subscribed Series B preferred stock at $0.22169 per share for an aggregate of $186,400 to officers of Urigen N.A. in lieu of cash payroll for the period October 1, 2006 through December 31, 2006.  In January 2007 and May 2007, these shares were issued.  (Note 9).

In June 2007, Urigen N.A. had 36,087 shares of subscribed Series B preferred stock at $0.22169 per share for an aggregate of $8,000 to a consultant in lieu of cash fees.  Urigen N.A. also had 35,917 shares of subscribed Series B preferred stock at $0.22169 per share for an aggregate of $7,962 to another consultant in lieu of cash fees.  Urigen N.A. also had 274,531 shares of subscribed Series B preferred stock at $0.22169 per share for an aggregate of $60,860 to officers of Urigen N.A. in lieu of cash payroll for the month of June 2007.  These 346,535 shares at $76,822 remained as subscribed stock at June 30, 2007.  In July 2007, Urigen N.A. issued the balance of 346,535 shares of subscribed Series B preferred stock.  All Urigen N.A. Series B preferred stock was then converted to shares of the Company’s common stock pursuant to the Merger.

In December 2007, the Company issued 63,150 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $6,299 to two former employees of the Company.  The Company also issued 540,815 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $71,320 pursuant to vendor agreements.  The Company also issued 1,300,000 shares of subscribed restricted common stock to two employees pursuant to Employee Restrictive Stock Agreements  and recorded stock-based compensation expense of $20,462 for the year ended June 30, 2008.

In January 2008, the Company issued 20,000 shares of subscribed common stock at $0.171 per share for an aggregate of $3,420 to a consultant pursuant to a consulting agreement.  The Company also issued 500,000 shares of subscribed common stock at $0.20 per share and 250,000 warrants at $0.25 per share for aggregate proceeds of $100,000.  The Company also issued 380,000 shares of subscribed common stock at $0.1045 per share for an aggregate of $39,710 pursuant to a vendor agreement.  The 380,000 shares were issued in June 2008.

In January 2008, the Company issued 58,125 shares of subscribed common stock at $0.1805 per share for an aggregate of $10,491 pursuant to the Company’s Directors’ Compensation Agreement.

In April 2008, the Company issued 726,470 shares of subscribed common stock at $0.17 per share and 363,235 warrants at $0.22 per share for aggregate proceeds of $123,500. For a period of one hundred and twenty (120) days following the closing date of the offering, in the event the Company, should sell any additional shares of its common stock in an equity financing transaction subsequent to the closing of the offering at a price per share less than this purchase price (the “Subsequent Offering Price”), then the purchase price shall upon each such issuance be adjusted to a price equal to the Subsequent Offering Price and the Company shall promptly thereafter issue additional shares to the Subscriber to reflect the Subsequent Offering Price.  The Company also issued 147,059 shares of subscribed common stock at $0.17 per share for an aggregate of $25,000 pursuant to a vendor agreement.

In May 2008, the Company issued 555,883 shares of subscribed common stock at $0.17 per share and 277,942 warrants at $0.22 per share for aggregate proceeds of $94,500.  For a period of one hundred and twenty (120) days following the closing date of the offering, in the event the Company, should sell any additional shares of its common stock in an equity financing transaction subsequent to the closing of the offering at a price per share less than the purchase price (the “Subsequent Offering Price”), then the purchase price shall upon each such issuance be adjusted to a price equal to the Subsequent Offering Price and the Company shall promptly thereafter issue additional shares to the Subscriber to reflect the Subsequent Offering Price.   The Company also issued 60,000 shares of subscribed common stock for an aggregate of $7,200 at $0.12 per share pursuant to a vendor agreement.

In June 2008, the Company reversed 276,815 shares of subscribed common stock at a range of $0.114 to $0.2755 per share for an aggregate of $44,873 pursuant to a vendor settlement agreement.  The Company also issued 58,125 shares of subscribed common stock at $0.08551 per share for an aggregate of $4,970 pursuant to the Company’s Directors’ Compensation Agreement.

12.	Related Party Transactions

As of June 30, 2008 and 2007, the Company is paying a fee of $3,211 and $2,683 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value. For the fiscal year ended June 30, 2007, Dr. Garner also received payment for services provided as a consultant to the Company. As of June 30, 2008 and 2007, Dr. Garner and EGB Advisors, LLC were owed $0 and $14,610, respectively. From the inception of the Company to June 30, 2008 and 2007, respectively, the Company has paid $175,428 and $128,337 to these related parties.

Several stockholders provided consulting services and were paid $171,708 and $165,885 for those services from the inception of the Company to June 30, 2008 and 2007, respectively. As of June 30, 2008 and 2007, respectively, $456 and $8,457 was owed to these consultants.

As of June 30, 2008 and 2007, the Company’s legal counsel in Canada, were owed $67,169 and $55,389, respectively.  From the inception of the Company to June 30, 2008 and 2007, the Company paid $78,299 and $77,299, respectively, for legal expenses to the related party stockholders’ company.

As of June 30, 2008 and 2007, the Company’s legal counsel, was owed $102,861 and $145,612, respectively. From the inception of the Company to June 30, 2008 and 2007, the Company paid $173,325 and $47,814, respectively, for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director of the Company and Martin E. Shmagin, the Chief Financial Officer and a director of the Company are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note.

13.	Commitments and Contingencies

Indemnification

Under certain patent agreements, the Company has agreed to indemnify the licensors of the patented rights and technology against any liabilities or damages arising out of the development, manufacture, or sale of the licensed asset.

14.	Equity Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 6,875 unvested options as of June 30, 2008.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The amount of expense recorded for the assumed options totaled approximately $30,000 during fiscal 2008, and is expected to remain immaterial in future periods.

The following tables set forth information as of June 30, 2008 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, and restricted stock awards	Weighted-average exercise price of outstanding options, and restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Prior Equity compensation plans approved by security holders	1,387,428	$6.06	2,780,762
2007 employee RSA grants	1,300,000	N/A	0
approved by board

Plan Name	Reserved Shares	Active Plan Shares	Inactive Plan Shares	Options Outstanding	Weighted Avg. Price	Weighted Avg. Contractual Term (yrs.)
1997 Equity Incentive Plan (active)	3,593,190	3,593,190		1,304,179	$6.21	6.13
1998 Non-Employee Directors Stock Option Plan (active)	575,000	575,000		83,249	$3.61	5.93
2001 Nonstatutory Incentive Plan (inactive)	690,000		690,000
2003 401 K Reserve (inactive)	159,219		159,219
2003 Employee Stock Purchase Plan (inactive)	515,500		515,500
401k Plan (inactive)	1,060		1,060
Genemedicine 1993 Stock Option Plan (expired)	37,141		37,141
Other Stock Options (expired)	2,564		2,564
Total	5,573,674	4,168,190	1,405,484	1,387,428

Period reconciliation	Shares	Weighted Avg. Price	Weighted Avg. Contractual Term (yrs.)
Options outstanding as of 6/30/2007	2,569,409	$5.76	7.25
Forfeited or expired	(1,181,981)	$6.14	8.53
Outstanding options, 6/30/2008	1,387,428	$6.06	6.12
Options vested and exercisable, 6/30/2008	1,380,553	$6.06	6.12

Stock Option Plan Descriptions:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of the Company’s stockholders. As of June 30, 2008, an aggregate of 3.6 million shares have been authorized for issuance and options to purchase approximately 1.3 million shares of common stock had been granted under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. Generally, options under the 1998 Non-Employee Directors’ Plan vest monthly over 4 years and expire upon the earlier of ten years after the date of grant or one year after termination of service. As of June 30, 2008, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 83,000 shares of common stock had been granted to non-employee directors under the Directors’ Plan.

Two restricted stock awards (“RSAs”) for a total of 1,300,000 shares were granted to two employees in fiscal 2008, outside of a predefined plan.  These awards vest over four years with a one year cliff. The restrictions on these awards are related to the vesting period and to the unregistered nature of the underlying shares.  The Company assumes a 5% forfeiture rate.  The accounting for these awards under FAS123R is presented in tabular format below.

Restricted Stock Awards (RSAs):	Number of Shares	Aggregrate Intrinsic Value	Fair Value (per share)
Outstanding at 6/30/2007	-	-	-
Granted	1,300,000	$117,000	$0.11
Exercised	-		-
Expired or Canceled	-	$0.00	-
Forfeited	-	$0.00	-
Outstanding at 6/30/2008	1,300,000	$117,000	$0.11
Expected to Vest in the Future at 6/30/2008	1,124,602	$101,214
Exercisable at 6/30/2008		$0.00
Total Compensation Expense Recognized in fiscal year 2008:	$20,462

Non-Vested Shares	Number of Shares	Weighted Average ("WA") Grant Date Fair Value	Total Fair Value Shares Vested	WA Remaing Vesting Period (years)
Outstanding Non-vested Shares, at 6/30/2007	-
Non-vested Shares granted	1,300,000	$0.110000	$-	-
Vested Shares	-	-	$-	-
Non-vested Shares forfeited	-	-	$-	-
Outstanding Non-vested shares, at 6/30/08	1,300,000	$0.110000	$-	3.27
Total Unrecognized Compensation Cost for Non-vested Shares at 6/30/08:	$101,055

15.	Warrants

The following tables set forth information as of June 30, 2008 with respect to the Company’s outstanding warrants:

	Common Share Warrants	Weighted Average Exercise Price	Expiration

January 2004 Private Placement	1,755,107	$3.00	January 2009

June 2004 Private Placement	893,868	$6.59	June 2009

June 2005 Private Placement	903,420	$3.49	June 2010

March 2006 Private Placement	1,072,500	$3.00	March 2011

2006 Swiss Banker Warrants	100,000	$6.20	August 2009

July 2007 Private Placement	14,000,000	$0.18	August 2012

2008 Private Placements	891,177	$0.23	January - May 2013

Grand Total	19,616,072	$1.06

On January 31, 2008 the Company entered into an agreement with Redington Inc. to provide investor relations services.   The number of warrants to be issued Redington Inc. is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants possibly issuable under the agreement. As of June 30, 2008, no warrants have been earned or issued under this agreement.

16.           Subsequent Events

On July 18, 2008, Platinum-Montaur Life Science, LLC (“Platinum”) approved a 180 day extension of time from July 27, 2008 to January 23, 2009 to file an additional registration statement for the balance of the unregistered shares of common stock.  Under the original terms of the agreement, the Company was required to file an additional registration statement by July 27, 2008.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two  calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.

On August 6, 2008, the Company entered into an employment agreement with William J. Garner, M.D., its Chief Executive Officer since July 2007 (the “Garner Agreement”). Pursuant to the terms of the Garner Agreement, Dr. Garner shall serve as President and Chief Executive Officer of the Company for a term of two years which shall be renewed for successive one-year terms unless terminated by either party upon written notice 30 days prior to the expiration of the term. The Garner Agreement provides for an annual base salary of $250,000 during the first year of the initial term of the Garner Agreement, and a bonus based upon the discretion of the Board of Directors.

In the event the Company terminates Dr. Garner for any reason other than for cause, death or disability or Dr. Garner terminates the Garner Agreement for good reason (as defined in the Garner Agreement), the Company shall (i) pay any accrued but unpaid compensation in a lump sum payment within thirty days and (ii) continue to pay the annual base salary and bonus for the greater of the remainder of the term or for a period of twelve months. However, if during the six months after a non-negotiated change of control (as defined in the Garner Agreement), either the Company or Dr. Garner terminates the Garner Agreement for any reason or no reason or Dr. Garner is terminated at any time without cause (as defined in the Garner Agreement) or Dr. Garner terminates his employment for good reason (as defined in the Garner Agreement), the Company shall pay to Dr. Garner a lump sum in cash within thirty (30) days after the date of termination in an amount equal to twenty four (24) months of his annual base salary.

If Dr. Garner’s employment is terminated by the Company for cause or if Dr. Garner terminates his employment other than for good reason (as defined in the Garner Agreement), Dr. Garner shall receive the accrued but unpaid portion of his annual base salary and bonus, if any.

Under the terms of the Garner Agreement, Dr. Garner shall be entitled to customary benefits and expense reimbursements.

Dr. Garner also agreed to customary non-solicitation and non-competition provisions.

On August 6, 2008, the Company also entered into an employment agreement with Martin E. Shmagin, our Chief Financial Officer since July 2007 (the “Shmagin Agreement”). Pursuant to the terms of the Shmagin Agreement, Mr. Shmagin shall continue to serve as Chief Financial Officer of the Company for a term of two years which shall be renewed for successive one-year terms unless terminated by either party upon written notice 30 days prior to the expiration of the term. The Shmagin Agreement provides for an annual base salary of $225,000 during the first year of the initial term of the Shmagin Agreement, and a bonus based upon the discretion of the Board of Directors.

In the event the Company terminates Mr. Shmagin for any reason other than for cause, death or disability or Mr. Shmagin terminates the Shmagin Agreement for good reason (as defined in the Shmagin Agreement), the Company shall (i) pay any accrued but unpaid compensation in a lump sum payment within thirty days and (ii) continue to pay the annual base salary and bonus for the greater of the remainder of the term or for a period of twelve months. However, if during the six months after a non-negotiated change of control (as defined in the Shmagin Agreement), either the Company or the Mr. Shmagin terminates the Shmagin Agreement for any reason or no reason or Mr. Shmagin is terminated at any time without cause (as defined in the Shmagin Agreement) or Mr. Shmagin terminates his employment for good reason (as defined in the Shmagin Agreement), the Company shall to Mr. Shmagin a lump sum in cash within thirty (30) days after the date of termination in an amount equal to twenty four (24) months of his annual base salary.

If Mr. Shmagin’s employment is terminated by the Company for cause or if Mr. Shmagin terminates his employment other than for good reason (as defined in the Shmagin Agreement), Mr. Shmagin shall receive the accrued but unpaid portion of his annual base salary and bonus, if any.

Under the terms of the Shmagin Agreement, Mr. Shmagin shall be entitled to customary benefits and expense reimbursements.

Mr. Shmagin also agreed to customary non-solicitation and non-competition provisions.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.

On August 19, 2008, the United States Patent Office issued patent #7,414,039 on URG101 which is licensed from the University of California San Diego.  The patent provides for methods of treating interstitial cystitis. Additionally, there was a substantial patent term adjustment of 529 days to the filing date resulting in a minimum product exclusivity term based on patent protection out to July 9, 2026.

On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note.  Inverseon is to pay interest at a rate per annum computed on a basis of a 360-day year equal to 12% simple interest.  William J. Garner, M.D., the Chief Executive Officer and a director of the Company and Martin E. Shmagin, the Chief Financial Officer and a director of the Company are also officers, directors and shareholders in Inverseon, Inc.

On August 26, 2008, the Company entered into a License Agreement with Phrixus Pharmaceuticals, Inc. (“Phrixus”) in the amount of $100,000.  Under the terms of the agreement, the Company granted Phrixus a non-exclusive, worldwide, royalty-free, fully paid up license to use of information for VLTS-934 and VLTS-934-123.  The license covers all research, development, regulatory, manufacturing, and commercialization purposes without the right to grant sublicenses, except in connection with a written bona fide research, development, manufacturing, commercialization, and/or collaboration agreement with a third party.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.

On October 6, 2008, the Company entered into an unsecured promissory note with Kathleen Hayden, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Kathleen Hayden may, in her discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.

17.	Quarterly Financial Information (UNAUDITED)

	Quarter
	First		Second		Third		Fourth
	(in thousands, except per share data)
2008
Revenue	$	―	$	―	$	―	$	―
Total operating expenses		(1,209)		(1,040)		(827)		(634)
Total other income (expenses), net		(2,117)		1,035		50		(102)
Net loss		(3,326)		(5)		(777)		(736)
Basic and diluted net loss per share		$(0.05)		$(0.00)		$(0.01)		$(0.01)
2007
Revenue	$	―	$	―	$	―	$	―
Total operating expenses		(646)		(669)		(800)		(1,115)
Total other income (expenses), net		3		3		3		(31)
Net loss		(643)		(666)		(797)		(1,146)
Basic and diluted net loss per share		$(0.01)		$(0.01)		$(0.01)		$(0.02)