Form 10-Q
period 2008-09-30
Urigen Pharmaceuticals, Inc.
filed 2008-11-14
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes     ☒ No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,434,327 as of November 13, 2008.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2008	June 30, 2008
Current assets:
Cash	$95,663	$45,509
Prepaid expenses and other assets	103,764	45,934
Total current assets	199,427	91,443

Due from related party	15,329	15,132
Property and equipment, net	3,893	7,418
Intangible assets, net	241,474	245,081
Other assets	96,184	104,800
Total assets	$556,307	$463,874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$607,173	$573,585
Accrued expenses	1,664,909	1,365,143
Series B convertible preferred stock liability	76,421	62,526
Series B convertible preferred beneficial conversion feature	61,264	61,264
Series B dividends payable	81,379	55,633
Due to related parties	226,046	206,366
Notes payable - related parties	661,000	476,000
Total current liabilities	3,378,192	2,800,517

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Series B convertible preferred stock	1,087,579	1,087,579

Common stock	69,670	69,670

Subscribed stock	438,400	424,536
Additional paid-in capital	5,661,248	5,698,358
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(10,098,902)	(9,636,906)
Total stockholders' deficit	(2,821,885)	(2,336,643)
Total liabilities and stockholders' deficit	$556,307	$463,874

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Three Months Ended September 30,		(date of inception) to
	2008	2007	September 30, 2008
Operating expenses:

Research and development	$94,703	$156,081	$2,341,042
General and administrative	385,274	1,000,188	5,960,901
Sales and marketing	50,483	52,564	621,819
Total operating expenses	530,460	1,208,833	8,923,762

Loss from operations	(530,460)	(1,208,833)	(8,923,762)

Other income (expense), net:
Interest income	201	9,348	40,646
Interest expense	(38,170)	(2,128,951)	(2,374,855)
Other income (expense), net	106,433	2,251	1,159,069
Total other income (expense), net	68,464	(2,117,352)	(1,175,140)

Net loss	$(461,996)	$(3,326,185)	$(10,098,902)
Basic and diluted net loss per share	$(0.01)	$(0.05)
Shares used in computing basic and diluted net loss per share	72,002,103	68,302,580

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Three Months Ended September 30,		(date of inception) to September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(461,996)	$(3,326,185)	$(10,098,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,195	748	10,308
Amortization of intangible assets	3,607	3,607	37,163
Non-cash expenses: compensation, interest, rent, and other	2,501	20,740	1,519,171
Preferred Series B discount and imputed interest	-	-	2,142,270
Change in fair value of Series B convertible preferred stock liability	13,895	2,117,500	(936,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(49,214)	(68,431)	21,658
Due from related party	(197)		(15,329)
Accounts payable	33,588	(222,560)	607,174
Accrued expenses	299,766	43,784	1,456,194
Due to related parties	19,680	(72,751)	226,046
Net cash used in operating activities	(136,175)	(1,503,548)	(5,030,247)

Cash flows from investing activities:
Purchases of property and equipment	-	(926)	(11,036)
Proceeds from sale of property and equipment	1,329	-	1,329
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by (used in) investing activities	1,329	(926)	460,293

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	220,099	222,351
Proceeds from issuance of notes payable - related parties	185,000	-	485,000
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	-	-	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convetible preferred stock	-	2,100,000	2,100,000
Net cash provided by financing activities	185,000	2,320,099	4,603,520
Effect of exchange rate changes on cash	-	1,512	62,097
Net increase in cash	50,154	817,137	95,663
Cash, beginning of period	45,509	101,608	-
Cash, end of period	$95,663	$918,745	$95,663

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at September 30, 2008 and the results of operations for the interim periods ended September 30, 2008 and 2007 and for the cumulative period from July 18, 2005 (date of inception) to September 30, 2008.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2008, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through September 30, 2008, the Company has accumulated net losses of $10,098,902 and negative cash flows from operations of $5,030,247 and as of September 30, 2008 the Company has a negative working capital of $3,178,765. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has had recurring operating losses and has been unable to obtain financing to fully fund its operations. As such, the company continues to explore alternatives, including strategic transactions, or licensing of intellectual property. Pending the outcome of the Company’s review of its alternatives, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As such, the financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from any decisions made with respect to the Company’s assessment of its strategic alternatives. If at some point the Company were to decide to pursue alternative plans, the Company may be required to present the financial statements on a different basis.

Principles of Consolidation

The consolidated financial statements include the accounts of Urigen Pharmaceuticals, Inc. and its wholly-owned subsidiary Urigen N.A.  All significant intercompany balances and transactions have been eliminated.

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

Company policy is to value its stock based on the average of the daily open and close price except where accounting standards or contractual terms specifically call for a different method.  Based on restricted stock valuation studies the Company assumes a 5% valuation discount on unregistered Company equity instruments due to the restrictions on such instruments.

Cash Concentration

At September 30, 2008, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.   At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this adoption was not material.  Following implementation, the ongoing changes in measurement of uncertain tax provisions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

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

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Period from July 18, 2005 (date of inception) to Sept. 30, 2008

Net loss	$(461,996)	$(3,326,185)	$(10,098,902)
Foreign currency translation adjustments, net of tax	-	1,512	20,120
Comprehensive loss	$(461,996)	$(3,324,673)	$(10,078,782)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, for consultant stock-based compensation, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

Stock-based compensation expense is recognized based on awards expected to vest, and forfeitures were estimated at 5%.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. We adopted SFAS 157 effective July 1, 2008 and currently do not expect the pronouncement to have a material effect on our financial position and/or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in their statement of operations at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We adopted SFAS 159 effective July 1, 2008.  The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening accumulated deficit balance.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (R)”). SFAS 141(R) changes accounting for acquisitions that close beginning July 1, 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  SFAS 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will have an impact on our financial position, results of operations, and cash flows, but the effect is dependant upon the acquisitions that may be made in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SPAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of presentation and disclosure requirements for existing minority interests. We are currently assessing the impact that SFAS 160 may have on our financial position, results of operations, and cash flows.

In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. We are currently assessing the impact that EIFT 07-1 may have on our financial position, results of operations, and cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3,  (“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, we adopted the provisions of FSP 157-3 in our financial statements in the quarter ended September 30, 2008. The adoption did not have an impact on the Company's consolidated results or operations or financial condition.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of September 30, 2008, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 1,623,910 shares (with an estimated fair value of $90,000) and shall pay Kalium royalties based on percentages of 2.0-4.5% of net sales of licensed products during the defined term of the agreement. The Company also is required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Milestone payments may be made in cash or common stock, at the Company’s discretion. Kalium shall have the right to terminate rights under this license agreement or convert the license to non-exclusive rights if the Company fails to meet certain milestones over the three years period ending May 2009.

The summary of intangible assets acquired and related accumulated amortization as of September 30, 2008 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(37,163)
Intangible assets, net	$241,474

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $3,607 for the quarters ended September 30, 2008 and 2007, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

October 1, 2008 – September 30, 2009	$14,428
October 1, 2009 – September 30, 2010	14,428
October 1, 2010 – September 30, 2011	14,428
October 1, 2011 – September 30, 2012	14,428
October 1, 2012 – September 30, 2013	14,428
Thereafter	169,334
$241,474

4.	Accrued Expenses

At September 30, 2008 and June 30, 2008, the accrued expenses were as follows:

	September 30, 2008	June 30, 2008
Accrued payroll	$760,861	$465,139
Accrued payroll taxes	518,554	530,837
Accrued taxes - other	385,494	369,167
	$1,664,909	$1,365,143

5.	Contractual Obligations and Notes Payable

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of September 30, 2008.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  Interest expense was $6,000 and $6,000 for the three month period ended September 30, 2008 and 2007, respectively.  At September 30, 2008 and June 30, 2008, the Company owed accrued interest expense of $24,000 and $18,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with Kansas Technology Enterprise Corporation Holdings, Inc. (“KTEC”) in the amount of $100,000. Tracy Taylor who is the Company’s Chairman of the Board of Directors, is President and Chief Executive Officer of KTEC.  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of September 30, 2008. Interest accrued was $3,394 and $4,088 for the three month period ended September 30, 2008 and 2007, respectively.  At September 30, 2008 and June 30, 2008, the Company owed accrued interest expense of $12,930 and $9,536, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  Dr. McGraw is currently a member of the Board of Directors.  Interest is being accrued at the rate of $2,200 per quarter.  At September 30, 2008 and June 30, 2008, the Company owed accrued interest expense of $11,000 and $8,800, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  At September 30, 2008, the Company owed accrued interest expense of $922.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  At September 30, 2008, the Company owed accrued interest expense of $461.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At September 30, 2008, the Company owed accrued interest expense of $103.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At September 30, 2008, the Company owed accrued interest expense of $92.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At September 30, 2008, the Company owed accrued interest expense of $112.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  There was $146 accrued interest expense at September 30, 2008.

6.	Stockholders’ Deficit

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, for consultant stock-based compensation, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 5,000 unvested options as of September 30, 2008.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three month period ended September 30, 2008 and is expected to remain immaterial in future periods.  No grants occurred in the three month period ending September 30, 2008.  No significant expirations or cancellations occurred in this period.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:
	Three months ended
	September 30,
	2008	2007
Net loss	$(461,996)	$(3,326,185)

Weighted average shares of common stock outstanding	72,002,103	68,302,580
Weighted-average shares of common stock used in computing net loss per share	72,002,103	68,302,580

Basic and diluted net loss per share	$(0.01)	$(0.05)

As of September 30, 2008, and 2007, respectively, approximately 22.3 million and 20.1 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

8.	Related Party Transactions

As of September 30, 2008 and 2007, the Company is paying a fee of $3,211 and $3,487 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value. As of September 30, 2008 and June 30, 2008, Dr. Garner and EGB Advisors, LLC were owed $924 and $0, respectively. From the inception of the Company to September 30, 2008, the Company has paid $183,216 to these related parties.

Several stockholders provided consulting services and were paid $171,708 for those services from the inception of the Company to September 30, 2008. As of September 30, 2008 and June 30, 2008, respectively, $12,956 and $456 was owed to these consultants.  The expense incurred for these services was $7,500 and $7,500, respectively, for the three month periods ending September 30, 2008 and 2007.

As of September 30, 2008 and June 30, 2008, the Company’s legal counsel in Canada, were owed $67,169 and $67,169, respectively.  From the inception of the Company to September 30, 2008, the Company paid $78,299 for legal expenses to the related party stockholders’ company.

As of September 30, 2008 and June 30, 2008, the Company’s legal counsel, was owed $102,861 and $102,861, respectively. From the inception of the Company to September 30, 2008, the Company paid $174,211 for legal expenses to the related party stockholder’s company.    The expense incurred for these services was $0 and $46,591, respectively, for the three month periods ending September 30, 2008 and 2007.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director of the Company and Martin E. Shmagin, the Chief Financial Officer and a director of the Company are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, the Company converted the $15,132 receivable to an unsecured promissory note.  $197 of interest income has been accrued as of September 30, 2008.

9.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 —Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

The Company's adoption of SFAS 157 did not have a material impact on our consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008

	Level 1	Level 2	Fair Value
Assets:
Cash	$95,663	$-	$95,663
Liabilities:
Series B Preferred Stock, unregistered portion classified as debt	$-	$76,421	$76,421

10.	Subsequent Events

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a Licensing Agreement with a Pharmaceutical Partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this Note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this Note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.

On October 30, 2008, Terry Nida submitted his resignation as Chief Operating Officer of Urigen Pharmaceuticals, Inc. effective immediately. Also on October 30, 2008, Dennis Giesing, Ph.D resigned as Chief Scientific Officer of the Company, effective immediately.

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida will provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provides that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company shall be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of  May 1, 2006.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing will provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing will provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provides that either party may terminate the agreement upon written notice.

On November 5, 2008, the Company announced that it has implemented a restructuring plan designed to reduce operating costs while continuing to pursue additional product financing, partnerships, and other strategic alternatives. The Company's staff will be reduced by four employees.   The four individuals will be retained under consulting agreements. The plan is designed to ensure continuity in day-to-day activities, while preserving shareholder value in spite of the current difficulties in the capital markets.

On November 10, 2008, the Company entered into an amendment with Kalium, Inc. to amend the May 2006 license agreement to extend the time period from three years to four years in which the Company will be required to complete a clinical trial or license the product in a territory.

On November 11, 2008, the Company issued 3,764,792 shares of restricted common stock which previously had been accounted for as common stock subscribed.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

RIMSO-50 is a registered trademark of Bioniche Pharma USA, LLC.

ELMIRON is a registered trademark of IVAX Research, Inc, under license to Ortho-McNeil-Janssen Pharmaceuticals, Inc.

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

RIMSO-50 is a registered trademark of Bioniche Pharma USA, LLC.

ELMIRON is a registered trademark of IVAX Research, Inc, under license to Ortho-McNeil-Janssen Pharmaceuticals, Inc.

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

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through September 30, 2008.

Life Science Strategy Group LLC (LSSG) has been retained to create and implement a commercialization plan specific for us in the United States. Pursuant to the terms of the agreement, LSSG will bill us for all professional services at established hourly rates, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. LSSG may terminate the agreement if payment of fees is not made within 45 days of receipt of the invoice. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.  As of September 30, 2008 LSSG has invoiced the Company $28,000.  $3,000 was paid in cash.  LSSG principals have agreed to accept 147,059 shares of subscribed common stock at $0.17 per share in lieu of the remaining $25,000.

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

Pursuant to our license agreement with Kalium, Inc., made as of May 12, 2006, the Company and our affiliates have an exclusive license to the patent rights and technologies, and the right to sublicense to third parties. As partial consideration for the rights under the license agreement and as a license fee, Urigen N.A., Inc. was required to issue 1,623,910 shares of our common stock. We are required to pay royalties ranging from 2.0% to 4.5% of net sales, and milestone payments of up to $457,500 upon the occurrence of certain events related to FDA approval, and any applicable sublicense payments in an amount equal to 22.5% of fees received for any sublicense. Pursuant to the terms of the license agreement, we must indemnify Kalium against any and all liabilities or damages arising out of the development or use of the licensed products or technology, the use by third parties of licensed products or technology, or any representations or warranty by us. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may settle claims in our sole discretion; provided, however, that Kalium must cooperate with us. The term of the license agreement ends on the earlier of the expiration date of the last to expire of any patent or the tenth anniversary of the first commercial sale. The license agreement may be terminated by either party if the other party fails to substantially perform or otherwise materially breaches any material terms or covenants of the agreement, and such failure or breach is not cured within 30 days of notice thereof. In addition, Kalium may terminate the agreement or convert the license to non-exclusive rights if we fail to meet certain milestones over the next three years.  On November 10, 2008, Kalium amendment the May 2006 license agreement extending the time period from three years to four years for the time period to complete a clinical trial or license the product in a territory.

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

RESULTS OF OPERATIONS

Overview

For the three month period ended September 30, 2008, net loss has decreased by $2,864,189 to $461,996, as compared to $3,326,185 for the corresponding period in 2007.  This decrease was due primarily to decreased expenses in general and administrative and research and development, offset by other income from the non-exclusive licensing of technology acquired in the Merger.

At September 30, 2008, our accumulated deficit was $10,098,902.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended September 30, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2008.

Revenue

There were no revenues for the three months ended September 30, 2008 and 2007.

Research and Development Expenses

Research and development expenses decreased $61,378 to $94,703 for the three months ended September 30, 2008 from $156,081 for the corresponding period in 2007. This decrease was due to reduced clinical trial expenses. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses decreased $614,914 to $385,274 for the three months ended September 30, 2008, compared to $1,000,188 for the corresponding period in 2007. The decrease in general and administrative expenses was due to legal, accounting and printing expenses incurred from the Merger in the quarter ended September 30, 2007.  We expect general and administrative expenses to increase going forward if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses decreased $2,081 to $50,483 for the three months ended September 30, 2008, compared to $52,564 for the corresponding period in 2007. The decrease is mainly due to less travel and entertainment expenses in the current period. We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by $95,035 to $106,634 for the three months ended September 30, 2008, compared to $11,599 in the corresponding period of 2007.  The increase was due to a non-recurring non-exclusive licensing agreement entered into during the quarter ended September 30, 2008 for technology acquired in the Merger.

Interest Expense

Interest expense decreased by $2,090,781 to $38,170 for the three months ended September 30, 2008, compared to $2,128,951 in the corresponding period of 2007.  The decrease was primarily due to the $2.1 million of non-recurring, non-cash interest expense recorded in conjunction with the Series B convertible preferred stock issued in 2007.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2008, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $4,844,458 for the fiscal year ended June 30, 2008, and a net loss for the three months ended September 30, 2008 of $461,996, an accumulated deficit of $10,098,902 at September 30, 2008 and a working capital deficit of $3,178,765 at September 30, 2008, and (ii) we anticipate to incur further losses for the foreseeable future.  We expect to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain our operations.

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

           Net cash used in operating activities for the three months ended September 30, 2008 was $136,175, which primarily reflected the net loss of $461,996, adjusted for non-cash expenses of $22,198 and increase in payables and accrued expenses of $353,034. Net cash used in operating activities for the three months ended September 30, 2007 was $1,503,548, which primarily reflected the net loss of $3,326,185, adjusted for non-cash expenses of $2,142,595, offset by net decreases in payables and accrued expenses of $251,527.

There were no significant investing activities for the quarter ended September 30, 2008 or 2007.

 For the three months ended September 30, 2008, net cash provided by financing activities was $185,000, which was from the issuance of notes payable to related parties.  For the three months ended September 30, 2007, net cash provided by financing activities was $2,320,099, which reflected $2,100,000 for the issuance of Series B convertible preferred stock and $220,099 of cash received from Valentis, Inc. as part of the merger transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of September 30, 2008.

September 30, 2008

Cash	$95,663
Average interest rate	1.29%

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

Changes in Internal Controls.  In connection with its audit of our consolidated financial statements for the year ended June 30, 2008, our independent registered accounting firm identified significant deficiencies in our internal controls, which represent material weaknesses.

•
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

Prior to the issuance of our consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our condensed consolidated financial statements included in this quarterly report, fairly presents, in all material respects, our financial condition and results of operations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended June 30, 2008 filed with the SEC on October 14, 2008, except for the current global economic environment:

In recent months, worldwide economic conditions have deteriorated significantly in the United States and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No securities were issued during the three month period ended September 30, 2008.

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

November 14, 2008

URIGEN PHARMACEUTICALS, INC.

By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin E. Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer