Form 10-Q
period 2008-12-31
Urigen Pharmaceuticals, Inc.
filed 2009-02-17
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2008.

or

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the transition period from to

Commission File Number 0-22987

Urigen Pharmaceuticals, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

27 Maiden Lane, San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)

(415) 781-0350

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,494,327 as of February 16, 2009.

URIGEN PHARMACEUTICALS, INC.
INDEX

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	December 31, 2008	June 30, 2008
Current assets:
Cash	$545	$45,509
Prepaid expenses and other assets	76,842	45,934
Total current assets	77,387	91,443

Due from related party	15,783	15,132
Property and equipment, net	2,597	7,418
Intangible assets, net	237,867	245,081
Other assets	87,500	104,800
Total assets	$421,134	$463,874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$628,557	$573,585
Accrued expenses	1,927,615	1,365,143
Series B convertible preferred stock liability	22,000	62,526
Series B convertible preferred beneficial conversion feature	61,264	61,264
Series B dividends payable	107,448	55,633
Due to related parties	265,947	206,366
Notes payable	20,000	-
Notes payable - related parties	661,000	476,000
Total current liabilities	3,693,831	2,800,517

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Series B convertible preferred stock	1,087,579	1,087,579

Common stock	73,435	69,670

Subscribed stock	29,839	424,536
Additional paid-in capital	6,046,204	5,698,358
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(10,529,874)	(9,636,906)
Total stockholders' deficit	(3,272,697)	(2,336,643)
Total liabilities and stockholders' deficit	$421,134	$463,874

See accompanying notes to financial statements

 URIGEN PHARMACEUTICALS, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended December 31, 2008 and 2007 and for the period from July 18, 2005 (date of inception) to December 31, 2008

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,		Cumulative period from July 18, 2005 (date of inception) to December 31,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$59,099	$286,096	$153,802	$442,177	$2,400,141
General and administrative	357,044	689,890	742,318	1,690,078	6,317,945
Sales and marketing	38,197	64,527	88,680	117,091	660,016
Total operating expenses	454,340	1,040,513	984,800	2,249,346	9,378,102

Loss from operations	(454,340)	(1,040,513)	(984,800)	(2,249,346)	(9,378,102)

Other income and expense, net:
Interest income	455	7,337	656	16,685	41,101
Interest expense	(30,985)	(35,532)	(69,155)	(2,164,483)	(2,405,840)
Other income (expense), net	53,898	1,063,370	160,331	1,065,621	1,212,967

Total other income (expense), net	23,368	1,035,175	91,832	(1,082,177)	(1,151,772)
Net loss	$(430,972)	$(5,338)	$(892,968)	$(3,331,523)	$(10,529,874)

Basic and diluted net loss per share	$(0.01)	$0.00	$(0.01)	$(0.05)
Shares used in computing basis and diluted net loss per common share (in thousands)	72,214	68,864	72,108	68,577

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended December 31, 2008 and 2007 and for the period from July 18, 2005 (date of inception) to December 31, 2008
(Unaudited)

			Cumulative period
			from July 18, 2005
	Six Months Ended December 31,		(date of inception) to December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(892,968)	$(3,331,523)	$(10,529,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,490	2,929	11,603
Amortization of intangible assets	7,214	7,214	40,770
Non-cash expenses: compensation, interest, rent, and other	8,729	106,043	1,525,399
Preferred Series B discount and imputed interest	-	2,138,880	2,142,270
Change in fair value of Series B convertible preferred stock liability	(40,526)	(894,316)	(990,421)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,608)	(24,156)	57,264
Due from related party	(651)	-	(15,783)
Accounts payable	54,972	(306,414)	628,558
Accrued expenses	562,472	223,805	1,718,900
Due to related parties	59,581	(39,428)	265,947
Net cash used in operating activities	(251,295)	(2,116,966)	(5,145,367)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,102)	(11,036)
Proceeds from sale of property and equipment	1,331	-	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by (used in) investing activities	1,331	(8,102)	460,295

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	220,099	222,351
Proceeds from issuance of notes payable	20,000		20,000
Proceeds from issuance of notes payable - related parties	185,000	-	485,000
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	-	-	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	2,100,000	2,100,000
Net cash provided by financing activities	205,000	2,320,099	4,623,520
Effect of exchange rate changes on cash	-	774	62,097
Net (decrease) increase in cash	(44,964)	195,805	545
Cash, beginning of period	45,509	101,608	-
Cash, end of period	$545	$297,413	$545

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at December 31, 2008 and the results of operations for the interim periods ended December 31, 2008 and 2007 and for the cumulative period from July 18, 2005 (date of inception) to December 31, 2008.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2008, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through December 31, 2008, the Company has accumulated net losses of $10,529,874 and negative cash flows from operations of $5,145,367 and as of December 31, 2008 the Company has a negative working capital of $3,616,444. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all, especially in light of current economic conditions and a resultant credit freeze. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Concentration

At December 31, 2008, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.   At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this adoption was not material.  Following implementation, the ongoing changes in measurement of uncertain tax provisions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

Research and Development

Research and development expenses include clinical trial costs, costs for outside consultants and contractors, and costs related to insurance for the Company’s research and development activities. The Company recognizes such costs as expense when they are incurred.

Clinical Trial Expenses

We believe the accrual for clinical trial expenses is a significant estimate used in the preparation of our consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past.

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

	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008	Period from July 18, 2005 (date of inception) to December 31, 2008

Net loss	$(430,972)	$(892,968)	$(10,529,874)
Foreign currency translation adjustments, net of tax	-	-	20,120
Comprehensive loss	$(430,972)	$(892,968)	$(10,509,7544)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. The Company adopted SFAS 157 effective July 1, 2008 and currently do not expect the pronouncement to have a material effect on our financial position and/or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in their statement of operations at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its results of operations. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company adopted SFAS 159 effective July 1, 2008.  The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening accumulated deficit balance.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (R)”). SFAS 141(R) changes accounting for acquisitions that close beginning July 1, 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  SFAS 141(R) promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS 141 (R) is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141(R) will have an impact on the Company’s financial position, results of operations, and cash flows, but the effect is dependant upon the acquisitions that may be made in the future.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of ARB No. 51. SPAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of presentation and disclosure requirements for existing minority interests. The Company is currently assessing the impact that SFAS 160 may have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact that EIFT 07-1 may have on its financial position, results of operations, and cash flows.

In October 2008, the FASB issued FASB Staff Position No. 157-3, (“Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended September 30, 2008. The adoption did not have an impact on the Company's consolidated results or operations or financial condition.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of December 31, 2008, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

On December 22, 2008, the Company, entered into Amendment No.2 (the “Amendment”) to the license agreement between the Company and the Regents of the University of California, San Diego. Pursuant to the terms of the Amendment, the annual license maintenance fees were amended to provide for future payments as follows:

A.	$5,000 on May 6, 2009,

B.	$15,000 on June 6, 2009,

C.	$20,000 on June 6, 2010,

D.	$25,000 on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product.

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

In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 1,623,910 shares (with an estimated fair value of $90,000) and shall pay Kalium royalties based on percentages of 2.0 - 4.5% of net sales of licensed products during the defined term of the agreement. The Company also is required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Milestone payments may be made in cash or common stock, at the Company’s discretion. Kalium shall have the right to terminate rights under this license agreement or convert the license to non-exclusive rights if the Company fails to meet certain milestones over a three year period ending May 2009.

On November 10, 2008, the Company entered into an amendment with Kalium, Inc. to amend the May 2006 license agreement to extend the time period from three years to four years in which the Company will be required to complete a clinical trial or license the product in a territory.

 The summary of intangible assets acquired and related accumulated amortization as of December 31, 2008 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(40,770)
Intangible assets, net	$237,867

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $7,214 for the three and six months ended December 31, 2008, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

January 1, 2009 – December 31, 2009	$14,428
January 1, 2010 – December 31, 2010	14,428
January 1, 2011 – December 31, 2011	14,428
January 1, 2012 – December 31, 2012	14,428
January 1, 2013 – December 31, 2013	14,428
Thereafter	165,727
$237,867

4.	Accrued Expenses

At December 31, 2008 and June 30, 2008, the accrued expenses were as follows:

	December 31, 2008	June 30, 2008
Accrued payroll	$962,855	$465,139
Accrued payroll taxes	520,858	530,837
Accrued other	443,902	369,167
	$1,927,615	$1,365,143

5.	Contractual Obligations and Notes Payable

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of December 31, 2008.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  On January 6, 2009, the maturity date of this note was extended to December 31, 2009.  Interest expense was $6,000 and $6,000 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and June 30, 2008, the Company owed accrued interest expense of $30,000 and $18,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with Kansas Technology Enterprise Corporation Holdings, Inc. (“KTEC”) in the amount of $100,000. Tracy Taylor who is the Company’s Chairman of the Board of Directors, is President and Chief Executive Officer of KTEC.  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of December 31, 2008. On January 7, 2009, the maturity date of the note were extended to December 31, 2009.  Interest expense was $3,499 and $3,120 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and June 30, 2008, the Company owed accrued interest expense of $16,429 and $9,536, respectively.

On June 25, 2007, Valentis, Inc., the Company’s predecessor, upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  Dr. McGraw is currently a member of the Board of Directors.  Interest is being accrued at the rate of $2,200 per quarter.  At December 31, 2008 and June 30, 2008, the Company owed accrued interest expense of $13,200 and $8,800, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of December 31, 2008. Interest expense was $1,589 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company owed accrued interest expense of $2,511.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  Interest expense was $794 and $0 for the three months ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company owed accrued interest expense of $1,255.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Interest expense was $198 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company owed accrued interest expense of $301.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Interest expense was $780 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company owed accrued interest expense of $872.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  Interest expense was $1,169 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  At December 31, 2008, the Company owed accrued interest expense of $1,281.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  Interest expense was $2,723 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  There was $2,869 accrued interest expense at December 31, 2008.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a Licensing Agreement with a Pharmaceutical Partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this Note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this Note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  Interest expense was $725 and $0 for the three month period ended December 31, 2008 and 2007, respectively.  There was $725 accrued interest expense at December 31, 2008.

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

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 3,125 unvested options as of December 31, 2008.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three and six month periods ended December 31, 2008 and is expected to remain immaterial in future periods.  No grants occurred in the three and six month periods ending December 31, 2008.  No expirations or cancellations occurred in this period.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net Loss (in thousands)	$(431)	(5)	$(893)	$(3,332)
Basic and Diluted (in thousands):
Weighted average shares of common stock outstanding	72,214	68,864	72,108	68,577
Weighted-average shares of common stock used in computing net loss per share (in thousands)	72,214	68,864	72,108	68,577
Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.05)

As of December 31, 2008, and 2007, respectively, approximately 22.0 million and 21.2 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

8.	Related Party Transactions

As of December 31, 2008 and 2007, the Company is paying a fee of $1,083 and $3,487 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value. As of December 31, 2008 and June 30, 2008, Dr. Garner and EGB Advisors, LLC were owed $1,902 and $0, respectively. For the three months ended December 31, 2008 and 2007, the Company paid $4,097 and $66,899 to this related party.  From the inception of the Company to December 31, 2008, the Company has paid $187,313 to these related parties.

Several stockholders provided consulting services and were paid $171,708 for those services from the inception of the Company to December 31, 2008.  For the three months ended December 31, 2008 and 2007, the Company paid $0 and $66,899 to these related parties.  As of December 31, 2008 and June 30, 2008, respectively, $22,408 and $456 was owed to these consultants.

As of December 31, 2008 and June 30, 2008, the Company’s legal counsel in Canada, were owed $67,169 and $67,169, respectively.  For the three months ended December 31, 2008 and 2007, the Company paid $0 and $0 to this related party.  From the inception of the Company to December 31, 2008, the Company paid $78,299 for legal expenses to the related party stockholders’ company.

As of December 31, 2008 and June 30, 2008, the Company’s legal counsel, was owed $102,861 and $102,861, respectively.  For the three months ended December 31, 2008 and 2007, the Company paid $0 and $20,579 to this related party.  From the inception of the Company to December 31, 2008, the Company paid $174,211 for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director of the Company and Martin E. Shmagin, the Chief Financial Officer and a director of the Company are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, the Company converted the $15,132 receivable to an unsecured promissory note.  $651 of interest income has been accrued as of December 31, 2008.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008

	Level 1	Level 2	Fair Value
Assets:
Cash	$545	$-	$545
Liabilities:
Series B Preferred Stock, unregistered portion classified as debt	$-	$22,000	$22,000

10.	Subsequent Events

The Company entered into a Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note matures on October 9, 2009. Interest at the rate of 10% per annum is payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.

The Note is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share.

Pursuant to the terms of the Note, events of default include, but are not limited to: (i) failure to pay principal or any payments due under the Note or to timely deliver any shares of common stock upon conversion of the Note or any interest, (ii) failure to comply with any covenant or agreement contained in the Note, the Purchase Agreement or any other document executed in connection with the Purchase Agreement, (iii) suspension of listing or failure to be listed on at least the OTC Bulletin Board, the AMEX, the Nasdaq Capital Markers, the Nasdaq Global Market, the Nasdaq Global Select Market or the NYSE for a period of 5 consecutive trading days, (iv) the Company’s notice to the Holder of its inability to comply or its intention not to comply with requests for conversion of the Note into shares of the Company’s common stock, (v) failure of the Company to instruct its transfer agent to remove any legends from shares eligible to be sold under Rule 144 and issued such clean stock certificates within 3 business days of the Holder’s request, (vi) the Company shall apply for or consent to the appointment of or the taking of possession by a receive, custodian, trustee or liquidator or makes a general assignment for the benefit of its creditors or commences a voluntary case of bankruptcy, files a petition seeking protection of bankruptcy, insolvency, moratorium, reorganization or other similar law, acquiesces in the filing of a petition against it in an involuntary case under the United States Bankruptcy Code, issues a notice of bankruptcy or winding down of its operations or issues a press release regarding same.

In addition to the foregoing:

•
The Company granted to Platinum the right to subscribe for an additional amount of securities of the Company in any subsequent financing conducted by the Company for the period commencing on the closing date of this Note through the date the Note is repaid. In addition, if the Company enters into any Subsequent Financing on terms more favorable than the terms of the Note then the Holder has the option to exchange the Note together with accrued and unpaid interest for the securities to be issued in the Subsequent Financing.

•
The Company agreed not to issue any Variable Equity Securities, as such term is defined in the Purchase Agreement, unless the Company receives the prior written approval of Platinum. Variable Equity Securities includes, but is not limited to, (A) any debt or equity securities which are convertible into, exercisable or exchangeable for, or carry the right to receive addition share of common stock, (B) any amortizing convertible security which amortizes prior to its maturity date, where the Company is required to or has the option to make such amortization payment in shares of common stock, or (C) any equity line transaction.

•	The Company granted Platinum piggy-back registration rights in connection with the shares of common stock issuable upon conversion of the Note.

•	The Company has agreed to reserve 120% of the number of shares into with the Note is convertible.

•
As security for the payment of the Note the Company and its wholly owned subsidiary, Urigen, N.A., Inc. (“Urigen N.A.”) entered into a security agreement and Patent, Trademark and Copyright Security Agreement pursuant to which they pledged all of their assets. In addition, Urigen N.A. executed a Guaranty guaranteeing the obligations of the Company under the Purchase Agreement.

•
The terms of the Note provide that it may not be converted if such exercise would result in the Holder having beneficial ownership of more than 4.99% of the Company’s outstanding common stock; provided that the Holder may waive this provision upon 61 days notice; and provided further that such ownership limitation may not exceed 9.9%.

•
In the event that the Company issues or sells any additional shares of common stock or any rights or warrants or options to purchase shares at a price that is less than the conversion price, then the conversion price shall be adjusted to the lower price at which such additional shares were issued or sold. The Company will not be required to make any adjustment to the conversion price in connection with (A) issuances of shares of Common Stock or options to its employees, officers or directors pursuant to any existing stock or option plan, (B) securities issued pursuant to acquisitions or strategic transactions or (C)  issuances of securities upon the exercise or exchange of or conversion of the Note and other securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding as of the date of the Purchase Agreement.

•
In the event of a default as described in the Note, the Holder shall have the right to require the Company to repay in cash all or a portion of the Note plus all accrued but unpaid interest at a price of 110% of the aggregate principal amount of the Note plus all accrued and unpaid interest.

The issuance of this Note resulted in a change to the conversion/exercise price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007, from $0.15 per share to $0.10 per share which would result in the conversion of the Series B Preferred stock into 21 million shares of common stock instead of 14 million shares of common stock under the original agreement.  The issuance of the Note also resulted in the price reset of the warrants from $0.18 per share to $0.125 per share which would reduce the gross proceeds upon exercise of the warrants from $2.52 million to $1.75 million.

On January 21, 2009, the Company entered into an unsecured convertible Promissory Note of $50,000 with a third party.  Under the terms of the note, the third party will perform non-cash consulting services to the company.  Under the terms of the Note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of this Note, the Holder may elect to convert some or all of the principal owing under this Note into shares of the Company’s common stock at the rate of $0.02 per share.  The Holder’s right to convert the obligations due under this Note to common stock shall supersede the Company’s right to repay such obligations in cash.

On February 11, 2009, Platinum-Montaur Life Science, LLC (“Platinum”) approved an additional 180 day extension of time from January 23, 2009 to July 22, 2009 to file an additional registration statement for the balance of the unregistered shares of common stock. Under the original terms of the agreement, the Company was required to file an additional registration statement by July 27, 2008.

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

We are located in San Francisco, California, where our headquarters and business operations are located.

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

RIMSO-50 is a registered trademark of Bioniche Pharma USA, LLC.

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

Product Development

We have licensed the URG101 technology from the University of California, San Diego. The license agreement is exclusive with regard to patent rights and non-exclusive with regard to the written technical information. We may also grant a sublicense to third parties. Pursuant to the license agreement, which was effective as of January 18, 2006, we were required to pay a license issue fee in the form of 7.5% of Urigen N.A. authorized common stock, and we are required to pay (i) license maintenance fees of $15,000 per year which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, (ii) milestone payments of up to $625,000 upon the occurrence of certain events related to FDA approval, (iii) an earned royalty fee equal to 1.5% to 3.0% of net sales, (iv) sublicense fee, if applicable, and (v) beginning in the year of any commercial sales, a minimum annual royalty fee of $35,000. The term of the license agreement ends on the earlier of the expiration date of the longest-lived of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, we may terminate the license agreement at any time and for any reason upon a 90-day written notice. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may contest or settle claims in our sole discretion; provided, however, that we may not agree to any settlement that would invalidate any valid claim of the patent rights or impose any ongoing obligation on the university. Pursuant to the terms of the license agreement, we must indemnify the university against any and all claims resulting or arising out of the exercise of the license or any sublicense, including product liability. In addition, upon the occurrence of a sale of a licensed product, application for regulatory approval or initiation of human clinical trials, we must obtain and maintain comprehensive and commercial general liability insurance.

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

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through December 31, 2008.

Life Science Strategy Group LLC (LSSG) has been retained to create and implement a commercialization plan specific for us in the United States. Pursuant to the terms of the agreement, LSSG will bill us for all professional services at established hourly rates, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. LSSG may terminate the agreement if payment of fees is not made within 45 days of receipt of the invoice. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.  As of December 31, 2008 LSSG has invoiced the Company $28,000.  $3,000 was paid in cash.  LSSG principals have agreed to accept 147,059 shares of subscribed common stock at $0.17 per share in lieu of the remaining $25,000.

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A. entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego, or UCSD, for certain patent rights.   In exchange for this license, Urigen N.A. issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of December 31, 2008, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

RESULTS OF OPERATIONS

Overview

For the three month period ended December 31, 2008, net loss has increased by $425,634 to $430,972, as compared to $5,338 for the corresponding period in 2007.  This increase was due primarily to less non-cash mark-to-market income compared to 2007 quarter, offset by decreased expenses in general and administrative and research and development, offset by other income from the non-exclusive licensing of technology acquired in the Merger.

For the six month period ended December 31, 2008, net loss has decreased by $2,438,555 to $892,968, as compared to $3,331,523 for the corresponding period in 2007.  This decrease was due primarily to decreased expenses in general and administrative and research and development, offset by the impact of Series B preferred stock financing accounting under GAAP.

At December 31, 2008, our accumulated deficit was $10,529,874.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the three months ended December 31, 2008 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2008.

Revenue

There were no revenues for the three and six month periods ended December 31, 2008 and 2007.

Research and Development Expenses

Research and development expenses decreased $226,997 to $59,099 for the three months ended December 31, 2008 from $286,096 for the corresponding period in 2007. This decrease was due to reduced clinical trial expenses and the reduction in staff.

Research and development expenses decreased $288,375 to $153,802 for the six months ended December 31, 2008 from $442,177 for the corresponding period in 2007.  This decrease was due to fewer clinical trial expenses in the current fiscal year and the reduction in staff. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses decreased $332,846 to $357,044 for the three months ended December 31, 2008, compared to $689,890 for the corresponding period in 2007. The decrease in general and administrative expenses was due to legal, consulting and investor relations expenses related to the Merger in the quarter ended December 31, 2007 and in the reduction in staff in the quarter ended December 31, 2008.

General and administrative expenses decreased $947,760 to $742,318 for the six months ended December 31, 2008, compared to $1,690,078 for the corresponding period in 2007.  The decrease in general and administrative expenses was due to legal, consulting and investor relations expenses related to the Merger in the previous fiscal year and the reduction in staff in the quarter ended December 31, 2008.  We expect general and administrative expenses to increase going forward if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses decreased $26,330 to $38,197 for the three months ended December 31, 2008, compared to $64,527 for the corresponding period in 2007. The decrease is mainly due to fewer advertising expenses in the current period.

Sales and marketing expenses decreased $28,411 to $88,680 for the six months ended December 31, 2008, compared to $117,091 for the corresponding period in 2007.  The decrease is primarily due to less travel and entertainment expenses in the current fiscal year.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, decreased by $1,016,354 to $54,353 for the three months ended December 31, 2008, compared to $1,070,707 in the corresponding period of 2007.  The decrease was due to a smaller mark-to-market impact on the Company’s Series B Preferred Stock classified as debt as well as the other income related to technology licensing which occurred during the three month period ending December 31, 2007.

Interest income and other income and expenses, net, decreased by $921,319 to $160,987 for the six months ended December 31, 2008, compared to $1,082,306 in the corresponding period of 2007.  The decrease was due to a smaller mark-to-market impact on the Company’s Series B Preferred Stock classified as debt as well as the other income related to technology licensing which occurred during the previous fiscal year.

Interest Expense

Interest expense remained relatively consistent at $30,985 for the three months ended December 31, 2008, compared to $35,532 in the corresponding period of 2007.

Interest expense decreased by $2,095,328 to $69,155 for the six months ended December 31, 2008, compared to $2,164,483 in the corresponding period of 2007.  The decrease was primarily due to the non-recurring, non-cash interest expense recorded in conjunction with the Series B convertible preferred stock issued in 2007.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2008, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $4,844,458 for the fiscal year ended June 30, 2008, and a net loss for the six months ended December 31, 2008 of $892,968, an accumulated deficit of $10,529,874 at December 31, 2008 and a working capital deficit of $3,616,444 at December 31, 2008, and (ii) we anticipate to incur further losses for the foreseeable future.

Since our inception, we have financed our operations principally through public and private issuances of our common and preferred stock and through the issuance of debt financing. We have used the net proceeds from the sale of the common and preferred stock and debt issuance proceeds for general corporate purposes, which included funding development and increasing our working capital, reducing indebtedness, pursuing and completing acquisitions of technologies that are complementary to our own, and capital expenditures.  We expect that proceeds received from any future issuance of stock, if any, will be used to fund our efforts to pursue strategic opportunities.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

           Net cash used in operating activities for the six months ended December 31, 2008 was $251,295, which primarily reflected the net loss of $892,968, adjusted for increases in payables of $114,553 and accrued expenses of $562,472. Net cash used in operating activities for the six months ended December 31, 2007 was $2,116,966, which primarily reflected the net loss of $3,331,523 as well as a change in the fair value of the Series B convertible preferred stock liability of $894,316 and decreases in accounts payable of $306,414, adjusted for a discount and imputed interest on the Series B preferred stock of $2,138,880 and increases in accrued expenses of $223,805.

There were no significant investing activities for the six months ended December 31, 2008 or 2007.

 For the six months ended December 31, 2008, net cash provided by financing activities was $205,000, which was primarily due to the issuance of notes payable in the amount of $205,000.  For the six months ended December 31, 2007, net cash provided by financing activities was $2,320,099, which reflected $2,100,000 for the issuance of Series B convertible preferred stock and $220,099 of cash received from Valentis, Inc. as part of the merger transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of December 31, 2008.

December 31, 2008

Cash	$545
Average interest rate	0.99%%

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 11, 2008, the Company issued 3,764,792 shares of restricted common stock which previously had been accounted for as common stock subscribed.  The Company issued 100,000 shares of common stock to an employee at a par value of $0.001.

Except as may be stated otherwise above, all of the above issuances and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

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

URIGEN PHARMACEUTICALS, INC.

February 17, 2009	By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin E. Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer