Form 10-Q
period 2009-03-31
Urigen Pharmaceuticals, Inc.
filed 2009-05-15
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

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
☐     Yes       ☒   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,494,327 as of May 14, 2009.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2009	June 30, 2008
Current assets:
Cash	$56,918	$45,509
Prepaid expenses and other assets	54,374	45,934
Total current assets	111,292	91,443

Due from related party	16,237	15,132
Property and equipment, net	2,070	7,418
Intangible assets, net	234,260	245,081
Other assets	80,000	104,800
Total assets	$443,859	$463,874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$576,974	$573,585
Accrued expenses	2,031,671	1,365,143
Series B convertible preferred stock liability	748,600	62,526
Series B convertible preferred beneficial conversion feature	75,264	61,264
Series B dividends payable	133,843	55,633
Due to related parties	261,359	206,366
Notes payable	32,500	-
Notes payable - related parties	923,783	476,000
Total current liabilities	4,783,994	2,800,517

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Series B convertible preferred stock	1,087,579	1,087,579

Common stock	73,495	69,670

Subscribed stock	18,111	424,536
Additional paid-in capital	5,786,356	5,698,358
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(11,325,796)	(9,636,906)
Total stockholders' deficit	(4,340,135)	(2,336,643)
Total liabilities and stockholders' deficit	$443,859	$463,874

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended March 31, 2009 and 2008 and for the period July 18, 2005 (date of inception) to March 31, 2009
(Unaudited)

					Cumulative
					period from
					July 18, 2005
					(date of
	Three Months Ended March 31,		Nine Months Ended March 31,		inception) to
	2009	2008	2009	2008	March 31, 2009
Operating expenses:

Research and development	$11,832	$158,173	$165,634	$600,350	$2,411,973
General and administrative	288,126	579,579	1,030,444	2,269,658	6,606,071
Sales and marketing	(11,670)	89,324	77,010	206,415	648,346
Total operating expenses	288,288	827,076	1,273,088	3,076,423	9,666,390

Loss from operations	(288,288)	(827,076)	(1,273,088)	(3,076,423)	(9,666,390)

Other income (expense), net:
Interest income	683	1,460	1,339	18,145	41,784
Interest expense	(46,404)	(5,378)	(115,559)	(2,169,861)	(2,452,244)
Other income (expense), net	(461,913)	54,440	(301,582)	1,120,061	751,054
Total other income (expense), net	(507,634)	50,522	(415,802)	(1,031,655)	(1,659,406)

Net loss	$(795,922)	$(776,554)	$(1,688,890)	$(4,108,078)	$(11,325,796)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Shares used in computing basic and diluted net loss per share (in thousands)	72,519	70,509	72,243	69,216

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS., INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended March 31, 2009 and 2008
and for the period from July 18, 2005 (date of inception) to March 31, 2009
(Unaudited)

			Cumulative
			period from
			July 18, 2005
			(date of
	Nine Months Ended March 31,		inception) to
	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,688,890)	$(4,108,078)	$(11,325,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,017	4,394	12,130
Amortization of intangible assets	10,821	10,821	44,377
Non-cash expenses: compensation, interest, rent, and other	56,108	213,789	1,572,778
Preferred Series B discount and imputed interest	14,000	2,140,567	2,156,270
Change in fair value of Series B convertible preferred stock liability	406,074	(866,120)	(543,821)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16,360	(85,454)	87,232
Due from related party	(1,105)	-	(16,237)
Accounts payable	9,172	(81,781)	582,758
Accrued expenses	666,528	300,022	1,822,956
Due to related parties	54,993	(44,872)	261,359
Net cash used in operating activities	(451,922)	(2,516,712)	(5,345,994)

Cash flows from investing activities:
Purchases of property and equipment	-	(5,180)	(11,036)
Proceeds from sale of property and equipment	1,331	-	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by (used in) investing activities	1,331	(5,180)	460,295

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	220,099	222,351
Proceeds from issuance of notes payable	20,000	-	20,000
Proceeds from issuance of notes payable - related parties	442,000	-	742,000
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	-	100,000	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	2,100,000	2,100,000
Net cash provided by financing activities	462,000	2,420,099	4,880,520
Effect of exchange rate changes on cash	-	321	62,097
Net increase in cash	11,409	(101,472)	56,918
Cash, beginning of period	45,509	101,608	-
Cash, end of period	$56,918	$136	$56,918

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at March 31, 2009 and the results of operations for the interim periods ended March 31, 2009 and 2008 and for the cumulative period from July 18, 2005 (date of inception) to March 31, 2009.  The condensed consolidated balance sheet data as of June 30, 2008 was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2009. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2008, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through March 31, 2009, the Company has accumulated net losses of $11,325,796 and negative cash flows from operations of $5,345,994 and as of March 31, 2009 the Company has a negative working capital of $4,672,702. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all, especially in light of current economic conditions and a resultant credit freeze. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Urigen Pharmaceuticals, Inc. and its wholly-owned subsidiary Urigen N.A.  All significant intercompany balances and transactions have been eliminated.

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

Cash Concentration

At March 31, 2009, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

Clinical Trial Expenses

We believe the accrual for clinical trial expenses is a significant estimate used in the preparation of our condensed consolidated financial statements. Our accruals for clinical trial expenses are based in part on estimates of services received and efforts expended pursuant to agreements established with clinical research organizations and clinical trial sites. We have a history of contracting with third parties that perform various clinical trial activities on our behalf in the ongoing development of our biopharmaceutical drugs. The financial terms of these contracts are subject to negotiations and may vary from contract to contract and may result in uneven payment flows. We determine our estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. The objective of our clinical trial accrual policy is to reflect the appropriate trial expenses in our financial statements by matching period expenses with period services and efforts expended. In the event of early termination of a clinical trial, we accrue expenses associated with an estimate of the remaining, non-cancelable obligations associated with the winding down of the trial. Our estimates and assumptions for clinical trial expenses have been materially accurate in the past.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consist of net loss and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are as follows:

	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009	Period from July 18, 2005 (date of inception) to March 31, 2009

Net loss	$(795,922)	$(1,688,890)	$(11,325,796)
Foreign currency translation adjustments, net of tax	-	-	20,120
Comprehensive loss	$(795,922)	$(1,688,890)	$(11,305,676)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, for consultant stock-based compensation, as required by Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

Stock-based compensation expense is recognized based on awards expected to vest, and forfeitures were estimated at 5%.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (“FSP”) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. The Company adopted SFAS 157 effective July 1, 2008 and currently does not expect the pronouncement to have a material effect on our financial position and/or results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R changes accounting for acquisitions made by the Company with closing dates on or after July 1, 2009.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  SFAS 141R promotes greater use of fair values in financial reporting.  Some of the changes will introduce more volatility into earnings.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  SFAS 141R will have an impact on the Company’s financial position, results of operations, and cash flows, but the effect is dependant upon the acquisitions that may be made in the future.

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

In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact that EIFT 07-1 may have on its financial position, results of operations, and cash flows.

In July 2008, FASB issued EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". This issue was added to the EITF's agenda with the purpose of providing an overall framework for determining whether an instrument is indexed to an entity's own stock and whether such instruments or embedded features are classified as equity or a liability.  This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact that EITF 07-5 may have on its financial position, results of operations, and cash flows.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended September 30, 2008. The adoption did not have an impact on the Company's consolidated results or operations or financial condition.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 supersedes FSP 157-3 and provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. FSP 157-4 also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. FSP 157- 4 applies to all assets and liabilities within the scope of FAS 157. In addition, FSP 157-4 amends SFAS 157 to require interim disclosures of the inputs and valuation technique(s) used to measure fair value as well as disclosure of information regarding changes in valuation techniques and related inputs, if any, on an interim basis. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. It may be early adopted for periods ending after March 15, 2009 but may not be early adopted for periods ending before March 15, 2009. The Company is currently assessing the impact that FSP 157-4 may have on its financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (“OTTI”) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. In addition, FSP 115-2 extends the disclosure requirements of SFAS 115 and FSP 115-1, which were previously generally only required for annual periods, to interim periods. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. It may be early adopted for periods ending after March 15, 2009 but may not be early adopted for periods ending before March 15, 2009. If FSP 115-2 is early adopted, FSP 157-4 must also be early adopted. The Company is currently assessing the impact that FSP 115-2 may have on its financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require its disclosures in the interim financial statements of publicly traded companies. FAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excepted by paragraph 8 of SFAS 107, when practicable to do so. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for all interim and annual periods ending after June 15, 2009. It may be early adopted for periods ending after March 15, 2009 but may not be early adopted for periods ending before March 15, 2009. If FSP 107-1 is early adopted, both FSP 115-2 and FSP 157-4 must also be early adopted. Because FSP 107-1 requires only additional disclosures, the Company does not expect the adoption of FSP 107-1 to have a significant impact on its financial position, results of operations, and cash flows.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of March 31, 2009, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

 The summary of intangible assets acquired and related accumulated amortization as of March 31, 2009 is as follows:

Patent and intellectual property rights	$278,637
Less: Accumulated amortization	(44,377)
Intangible assets, net	$234,260

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $10,821 for the three and nine months ended March 31, 2009, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

Remaining three months of fiscal year 2009	$3,607
Fiscal year 2010	14,428
Fiscal year 2011	14,428
Fiscal year 2012	14,428
Fiscal year 2013	14,428
Thereafter	172,941
$234, 260

4.	Accrued Expenses

At March 31, 2009 and June 30, 2008, the accrued expenses were as follows:

	March 31, 2009	June 30, 2008
Accrued payroll	$1,090,933	$465,139
Accrued payroll taxes	528,390	530,837
Accrued other	412,348	369,167
	$2,031,671	$1,365,143

5.	Contractual Obligations and Notes Payable

Notes Payable

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of March 31, 2009.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  On January 6, 2009, the maturity date of this note was extended to December 31, 2009.  Interest expense related to this note was $6,000 and $18,000 for the three and nine-month periods ended March 31, 2009, respectively, and $6,000 and $18,000 for the three and nine month periods ended March 31, 2008, respectively.  At March 31, 2009 and June 30, 2008, the Company owed accrued interest of $36,000 and $18,000, respectively, related to this note.

On January 5, 2007, the Company entered into an unsecured promissory note with Kansas Technology Enterprise Corporation Holdings, Inc. (“KTEC”) in the amount of $100,000. Tracy Taylor who is the Company’s Chairman of the Board of Directors, is President and Chief Executive Officer of KTEC.  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of March 31, 2009. On January 7, 2009, the maturity date of the note was extended to December 31, 2009.  Interest expense related to this note was $3,528 and $10,420 for the three and nine month periods ended March 31, 2009, respectively, and $3,160 and $9,367 for the three and nine month periods ended March 31, 2008, respectively.  At March 31, 2009 and June 30, 2008, the Company owed accrued interest of $19,956 and $9,536, respectively, related to this note.

On June 25, 2007, Valentis, Inc., the Company’s predecessor, upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  Dr. McGraw is currently a member of the Board of Directors. Interest expense related to this note was $2,200 and $6,600 for the three and nine month periods ended March 31, 2009, respectively, and $2,200 and $6,600 for the three and nine-month periods ended March 31, 2008, respectively. At March 31, 2009 and June 30, 2008, the Company owed accrued interest of $15,400 and $8,800, respectively, related to this note.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of March 31, 2009. Interest expense related to this note was $1,614 and $4,125 for the three and nine month periods ended March 31, 2009, respectively.  At March 31, 2009, the Company owed accrued interest of $4,125 related to this note.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  Interest expense related to this note was $807 and $2,062 for the three and nine month periods ended March 31, 2009, respectively.  At March 31, 2009, the Company owed accrued interest of $2,062 related to this note.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Interest expense related to this note was $201 and $502 for the three and nine month periods ended March 31, 2009, respectively. At March 31, 2009, the Company owed accrued interest of $502 related to this note.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Interest expense related to this note was $792 and $1,664 for the three and nine month periods ended March 31, 2009, respectively.  At March 31, 2009, the Company owed accrued interest of $1,664 related to this note.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  Interest expense related to this note was $1,187 and $2,456 for the three and nine month periods ended March 31, 2009, respectively.  At March 31, 2009, the Company owed accrued interest of $2,456 related to this note.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  Interest expense related to this note was $2,767 and $5,636 for the three and nine month periods ended March 31, 2009, respectively. There was $5,636 accrued interest at March 31, 2009 related to this note.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a Licensing Agreement with a Pharmaceutical Partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this Note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this Note, in whole or in part in Restricted Common Stock of the Company.  The rate of repayment in Common Stock is based on $0.15 per share.  Interest expense related to this note was $787 and $1,512 for the three and nine month periods ended March 31, 2009, respectively.  There was $1,512 accrued interest at March 31, 2009 related to this note.

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

•
The Company agreed not to issue any Variable Equity Securities, as such term is defined in the Purchase Agreement, unless the Company receives the prior written approval of Platinum. Variable Equity Securities include, but are not limited to, (A) any debt or equity securities which are convertible into, exercisable or exchangeable for, or carry the right to receive addition share of common stock, (B) any amortizing convertible security which amortizes prior to its maturity date, where the Company is required to or has the option to make such amortization payment in shares of common stock, or (C) any equity line transaction.

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

The issuance of this Note resulted in a change to the conversion price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 (see Note6).

On January 21, 2009, the Company entered into an unsecured non interest bearing convertible Promissory Note of $50,000 with a third party.   The Note matures on December 31, 2009. Under the terms of the note, the third party will perform non-cash consulting services to the Company.  Under the terms of the Note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of this Note, the Holder may elect to convert some or all of the principal owing under this Note into shares of the Company’s common stock at the rate of $0.02 per share.  The Holder’s right to convert the obligations due under this Note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this Note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount is being amortized as additional interest expense over the term of the note.

Contractual Obligations

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

6.	Series B Convertible Preferred Stock

In December 2005, the SEC published guidance on the application of the EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) in relation to the effect of cash liquidated damages provisions upon conversion of convertible equity securities. Due to this interpretation of EITF 00-19, the Company classified the $2.1 million July 2007 private placement of Series B Preferred Stock issued to Platinum-Montaur Life Science, LLC (“Platinum”) as a liability not equity for the period ended September 30, 2007.

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

Accordingly, at September 30, 2007, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were determined to be equity in accordance with EITF 00-19. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 as a discount to equity. In accordance with EITF 00-27, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, in accordance with EITF 00-27, amortized that amount and the relative fair value amount allocated to the warrants immediately, as the Series B Preferred Stock is immediately convertible. This amount was included in non-cash interest expense for the period ended September 30, 2007.

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B Preferred Stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.  Each quarter since, the Company has continued to mark to market the portion of this financing classified as liability in the accompanying condensed consolidated balance sheet, in accordance with EITF 00-19.

As discussed in Note 5 above, on January 9, 2009, the Company issued secured convertible notes payable at a lower conversion price than the conversion price under the July 2007 Series B Convertible Preferred Stock agreement.  This resulted in a change to the conversion price of the July 2007 Series B Convertible Preferred Stock agreement from $0.15 per share to $0.10 per share, which upon conversion by the holder of the preferred stock would result in the conversion to 21 million shares of common stock instead of 14 million shares of common stock as per the terms of the original agreement.  The issuance of the January 9, 2009 note also resulted in the price reset of the warrant exercise price from $0.18 per share to $0.125 per share, which would reduce the gross proceeds received upon exercise of the warrants from $2.52 million to $1.75 million.

The impact of this modification to the conversion price of the Company’s Series B Preferred Stock also resulted in a $202,000 incremental beneficial conversion feature from that originally recorded in the quarter ended September 30, 2007 upon the closing of the July 2007 Series B Convertible Preferred Stock agreement.  This incremental beneficial conversion feature was allocated by a $14,000 charge to interest expense and an increase in the Series B convertible beneficial conversion feature liability included in the accompanying condensed consolidated balance sheet, with the remaining $188,000 resulting in offsetting entries to additional paid-in capital for the portion of shares registered prior to this new note.

In addition, as a result of 21 million shares of common stock now being issuable upon conversion of the July 2007 Series B Convertible Preferred Stock, the number of unregistered shares under this agreement increased from 880,000 shares to 7,880,000 shares and thereby, the potential cash settlement the Company would be required to make if it were unable to issue registered shares upon conversion also increased.  This resulted in a reclassification of $700,000 from additional paid-in capital to Series B convertible preferred stock liability.  In accordance with EITF 00-19, the change in fair value of the agreement during the period the agreement was classified as equity should be accounted for as an adjustment to equity and therefore, the Company recorded a $420,000 increase to additional paid-in capital and a decrease to Series B convertible preferred stock liability to reflect the decrease in fair value of the Company’s stock from December 13, 2007 to January 9, 2009.  Subsequent to the reclassification from equity to liability, in accordance with EITF 00-19, the portion now classified as a liability should be marked to fair value through earnings/loss.  Therefore, for the period from January 9, 2009 to March 31, 2009, a $385,000 mark to market charge increased other expense and increased the Series B convertible preferred stock liability.  The net impact of this increase in shares issuable upon conversion and potential cash settlement liability of more unregistered shares resulted in a $665,000 increase to the liability, a $280,000 decrease to additional paid-in capital, and a $385,000 charge to other expense.

On February 11, 2009, Platinum approved an additional 180 day extension of time from January 23, 2009 to July 22, 2009 to file an additional registration statement for the balance of the unregistered shares of common stock. Under the original terms of the agreement, the Company was required to file an additional registration statement by July 27, 2008.
u

7.	Stock-Based Compensation

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

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 1,875 unvested options as of March 31, 2009.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three and nine month periods ended March 31, 2009 and is expected to remain immaterial in future periods.  No grants occurred in the three and nine month periods ending March 31, 2009.  No expirations or cancellations occurred in this period.

8.	Net Loss Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net loss (in thousands)	$(796)	$(777)	$(1,689)	$(4,108)

Basic and Diluted (in thousands):
Weighted average shares of common stock outstanding	72,519	70,509	72,243	69,216
Weighted average shares of common stock used in computing net loss per share	72,519	70,509	72,243	69,216

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

As of March 31, 2009, and 2008, respectively, approximately 22 million and 20 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

9.	Related Party Transactions

As of March 31, 2009 and 2008, the Company is paying a fee of $1,083 and $3,487, respectively, per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D., Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value. As of March 31, 2009 and June 30, 2008, Dr. Garner and EGB Advisors, LLC were owed $2,896 and $0, respectively. The Company paid $3,217 and $15,102 in the three and nine month periods ended March 31, 2009, respectively, and paid $10,181 and $37,800 in the three and nine month periods ended March 31, 2008, respectively, to these related parties.  From the inception of the Company to March 31, 2009, the Company has paid $190,209 to these related parties.

Several stockholders provided consulting services and were paid $171,708 for those services from the inception of the Company to March 31, 2009.  For the three and nine months ended March 31, 2009, the Company paid $0 and $0 respectively, and paid $0 and $66,899 in the three and nine month periods ended March 31, 2008, respectively, to these related parties.  As of March 31, 2009 and June 30, 2008, respectively, $22,408 and $456 was owed to these consultants.

As of March 31, 2009 and June 30, 2008, the Company’s legal counsel in Canada, were owed $67,169 and $67,169, respectively.  For the three and nine months ended March 31, 2009, the Company paid $0 to this related party.  From the inception of the Company to March 31, 2009, the Company paid $78,299 for legal expenses to the related party stockholders’ company.

As of March 31, 2009 and June 30, 2008, the Company’s legal counsel, was owed $102,861.  For the three months ended March 31, 2009 and 2008, the Company paid $0 to this related party. In the nine month periods ended March 31, 2009 and 2008, and the Company paid $0 and $124,434 respectively, to this related party.  From the inception of the Company to March 31, 2009, the Company paid $174,211 for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director of the Company and Martin E. Shmagin, the Chief Financial Officer and a director of the Company are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, the Company converted the $15,132 receivable to an unsecured promissory note.  $1,558 of interest income has been accrued as of March 31, 2009.

From the inception of the Company to date, the Company had accrued an immaterial amount of stock and board fees for Tracy Taylor who is chairman of the board.  It was agreed prior to inception of the Company that Mr. Taylor would not receive any form of compensation from the Company.  In the current period, the Company reversed all accrued stock and board fees to Mr. Taylor.  Mr. Taylor has not received nor will he be entitled to receive any stock or cash from the inception of the Company related to this service on the Board of the Company.

10.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009

	Level 1	Level 2	Fair Value
Assets:
Cash	$56,918	$-	$56,918
Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as liability	$-	$748,600	$748,600

11.	Subsequent Events

Effective April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”). Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000 (the “Note”). The Note matures on October 9, 2009. The terms of the Note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  It is stipulated in the Note that the proceeds from the issuance of the Note shall be used by the Company to retain CEOcast, Inc. to render investor relations services to Urigen.

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

Proprietary Product Candidates:

URG101

Market Opportunity for Treatment of Painful Bladder Syndrome

Presently, no approved products exist for treating PBS, and those that have been approved for interstitial cystitis, a subset of PBS, are based on clinical studies which have shown the drugs to be marginally effective. According to its website, the FDA has approved two drugs for the treatment of interstitial cystitis and neither is labeled as providing immediate system relief. For example, at three months, the oral drug Elmiron achieved a therapeutic benefit in only 38% of patients on active drug versus 18% on placebo. The other drug approved for interstitial cystitis, RIMSO®-50, is an intravesical treatment that was not based on double-blind clinical trial results. According to the Interstitial Cystitis Data Base Study Experience published in the year 2000, RIMSO®-50 is widely recognized as ineffective and not included among the top ten most common physician-prescribed treatments for urinary symptoms.

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

Patient compliance studies report that more than half of patients taking an oral OAB drug stop taking it within six months of initiation of therapy. Such studies also report that only 10 to 20 percent of people remain on an oral OAB medicine six to 12 months after initiating treatment. About a third to one-half of those who discontinue their drug therapy do so due to side effects, they simply cannot tolerate the drug or do not find the minimal benefit they receive to outweigh the negative effects of the drug.

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

Retail prices for these products vary considerably and are tied directly to the number of pills taken per day and whether or not the product is available generically. The least expensive is generic oxybutynin 5mg with an average monthly cost of $20 compared to Ditropan 5mg at $79 and Ditropan XL 5mg costing $122 per month on average. The average monthly cost for Detrol is $138; Detrol LA $119; Sanctura $116; Vesicare $121; and Enablex $116. (Prices from May 2006 Wolters Kluwer Health, Pharmaceutical Audit Suite.)

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through March 31, 2009.

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

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A. entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego, or UCSD, for certain patent rights.   In exchange for this license, Urigen N.A. issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, (c) $20,000 payable on June 6, 2010 and (d) $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of March 31, 2009, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

RESULTS OF OPERATIONS

Overview

For the three month period ended March 31, 2009, net loss increased by $19,368 to $795,922, as compared to $776,554 for the corresponding period in 2008.  The increase was due primarily to higher other expense related to the adjustment of the Series B convertible preferred stock conversion ratio and by higher interest expense in the 2009 period compared to the 2008 period substantially offset by decreased operating expenses in all areas.

For the nine month period ended March 31, 2009, net loss decreased by $2,419,188 to $1,688,890, as compared to $4,108,078 for the corresponding period in 2008.  This decrease was due primarily to decreased operating expenses in all areas and significantly reduced interest expense as a result of lower non-cash charge related to the Series B convertible preferred stock. These factors were partially offset by a reduction in other income as a result of the non-recurrence of other income related to the registration of the Series B preferred stock in the 2008 period and changes in fair value mark-to-market expense on the Series B convertible preferred stock liability.

At March 31, 2009, our cumulative loss since inception was $11,325,796.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There have been no significant changes in our critical accounting policies during the nine months ended March 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2008.

Revenue

There were no revenues for the three and nine month periods ended March 31, 2009 and 2008.

Research and Development Expenses

Research and development expenses decreased $146,341 to $11,832 for the three months ended March 31, 2009 from $158,173 for the corresponding period in 2008. This decrease was due to reduced clinical trial expenses and a reduction in staff.

Research and development expenses decreased $434,716 to $165,634 for the nine months ended March 31, 2009 from $600,350 for the corresponding period in 2008.  This decrease was due to fewer clinical trial expenses in the current fiscal year and the reduction in staff. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses decreased $291,453 to $288,126 for the three months ended March 31, 2009, compared to $579,579 for the corresponding period in 2008. The decrease was due to the non-recurrence of legal, consulting and investor relations expenses related to the Merger in the quarter ended March 31, 2008 and to the reduction in staff in the quarter ended March 31, 2009.

General and administrative expenses decreased $1,239,214 to $1,030,444 for the nine months ended March 31, 2009, compared to $2,269,658 for the corresponding period in 2008.  The decrease was due to the non-recurrence of legal, consulting and investor relations expenses related to the Merger in the 2008 period and to the reduction in staff in the 2009 period.  We expect general and administrative expenses to increase in future quarters, if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses decreased $100,904 to a credit of $11,670 for the three months ended March 31, 2009, compared to expense of $89,324 for the corresponding period in 2008. The decrease is mainly due to the reduction in staff combined with the elimination of advertising and market research efforts.

Sales and marketing expenses decreased $129,405 to $77,010 for the nine months ended March 31, 2009, compared to $206,415 for the corresponding period in 2008.  The decrease is mainly due to the reduction in staff combined with the elimination of advertising and market research efforts.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, decreased by $517,130 to a net expense of $461,230 for the three months ended March 31, 2009, compared to a net gain of $55,900 in the corresponding period of 2008. The net gain in the 2008 period resulted from a decrease in the fair value of our Series B Preferred Stock  liability as well as the other income related to technology licensing which did not recur in the 2009 period.

Interest income and other income and expenses, net, decreased by $1,438,449 to a net expense of $300,243 for the nine months ended March 31, 2009, compared to a net gain of $1,138,206 in the corresponding period of 2008.  The decrease was due to the change in mark-to-market impact on the Company’s Series B Preferred Stock classified as a liability as well as the other income related to technology licensing which occurred during the 2008 fiscal period.

Interest Expense

Interest expense increased by $41,026 to $46,404 for the three months ended March 31, 2009, compared to $5,378 in the corresponding period of 2008.  The increase is due to increased borrowings and the amortization of the note discount related to a beneficial conversion feature.

Interest expense decreased by $2,054,302 to $115,559 for the nine months ended March 31, 2009, compared to $2,169,861 in the corresponding period of 2008.  The decrease was primarily due to a non-recurring $2.1 million non-cash interest expense recorded in conjunction with the Series B convertible preferred stock issued in 2007.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2008, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $4,844,458 for the fiscal year ended June 30, 2008, and a net loss for the nine months ended March 31, 2009 of $1,688,890, an accumulated deficit of $11,325,796 at March 31, 2009 and a working capital deficit of $4,672,702 at March 31, 2009, and (ii) we anticipate to incur further losses for the foreseeable future.

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

Net cash used in operating activities for the nine months ended March 31, 2009 was $451,922, which primarily reflected the net loss of $1,688,890, offset by non-cash expenses, primarily related to our Series B convertible preferred stock, totaling $420,074 and an increase in accrued expenses of $666,528. Net cash used in operating activities for the nine months ended March 31, 2008 was $2,516,712, which primarily reflected the net loss of $4,108,078 and the change in the fair value of the Series B convertible preferred stock liability of $866,120, offset by the discount and imputed interest on the Series B preferred stock of $2,140,567, other non-cash expenses totaling $229,004 and an increase in accrued expenses of $300,022.

There were no significant investing activities for the nine months ended March 31, 2009 or 2008.

For the nine months ended March 31, 2009, net cash provided by financing activities was $462,000 resulting from the proceeds from the issuance of notes payable.  For the nine months ended March 31, 2008, net cash provided by financing activities was $2,420,099, which included $2,100,000 for the issuance of Series B convertible preferred stock and $220,099 of cash received from Valentis, Inc. as part of the merger transaction.

On April 28, 2009, we entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”). Pursuant to the Amendment we issued a 10% senior secured convertible promissory note in the principal amount of $40,000 (the “Note”). The Note matures on October 9, 2009. The terms of the Note are the same as the Note we issued pursuant to the Purchase Agreement on January 9, 2009.  It is stipulated in the Note that the proceeds from the issuance of the Note shall be used to retain CEOcast, Inc. to render investor relations services to Urigen.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of March 31, 2009.

March 31, 2009

Cash	$56,918
Average interest rate	1.26%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.    The Securities and Exchange Commission defines the term ”disclosure controls and procedures“ to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose, due to the material weaknesses noted below under "Changes in Internal Controls."

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2009, the Company issued 60,000 shares of restricted common stock which previously had been accounted for as common stock subscribed.

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

URIGEN PHARMACEUTICALS, INC.

May 15, 2009	By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer

By:	/s/ Martin E. Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer