Form 10-K
period 2009-06-30
Urigen Pharmaceuticals, Inc.
filed 2009-09-24
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

FORM 10-K

☒              Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2009

Commission File Number 0-22987

Urigen Pharmaceuticals, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

27 Maiden Lane, Suite 595, San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)

(415) 781-0350

 (Registrant’s Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to be best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this for 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on September 23, 2009 was $ 4.41 Million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No    ☒

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 73,494,327 as of September 22, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

URIGEN PHARMACEUTICALS, INC.

FORM 10-K—ANNUAL REPORT
FOR THE YEAR ENDED JUNE 30, 2009

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

 Urigen’s two clinical stage products target significant unmet medical needs with meaningful market opportunities in urology:
  URG101, a bladder instillation for Painful Bladder Syndrome/Interstitial Cystitis (PBS/IC)
  URG301, a female urethral suppository for urethritis and nocturia
URG101 targets Painful Bladder Syndrome/Interstitial Cystitis (“PBS” or “PBS/IC”) which affects approximately 10.5 million men and women in North America.  URG101 is a unique, proprietary combination therapy of components that is locally delivered to the bladder for rapid relief of pain and urgency as demonstrated in Urigen’s positive Phase II Pharmacodynamic Crossover study.

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

We are seeking a world wide partner for URG101 to complete it’s development and commercialization. We had planned to market our products to urologists and urogynecologists in the United States via a specialty sales force managed internally.

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

In May of 2009, the RAND Corporation reported a survey of 100,000 households in the U.S. and estimated that there are 3.4 to 7.9 million women in the U.S. with interstitial cystitis. We had estimated that the prevalence of PBS in North America to be 10.5 million, of which 3.8 million would experience severe enough symptoms to be classified as having interstitial cystitis, a subset of PBS. This estimate was based on studies conducted by Clemens and colleagues at Northwestern University and by Drs. Matt T. Rosenberg and Matthew Hazzard at the Mid-Michigan Health Centers. Each group independently concluded that the number of subjects with interstitial cystitis has been significantly underestimated. They evaluated over 1,000 female primary care patients over the course of a year using a pain, urgency/frequency questionnaire to categorize subjects as symptomatic or not. We calculated the North America PBS population based on a cutoff score of 13 on the pain, urgency/frequency scale, and assumed a ratio of 1:2 for men to women; and for interstitial cystitis population we used a more stringent cutoff score of 15.

Product Development

We have licensed the URG101 technology from the University of California, San Diego. The license agreement is exclusive with regard to patent rights and non-exclusive with regard to the written technical information. We may also grant a sublicense to third parties. Pursuant to the license agreement, which was effective as of January 18, 2006, we were required to pay a license issue fee in the form of 7.5% of Urigen N.A. authorized common stock, and we were required to pay (i) license maintenance fees of $15,000 per year which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product. On August 24, 2009, the license maintenance fees were amended again to provide (a) partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, and require the Company to issue 250,000 shares of its common stock to the University, (b) $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, (ii) milestone payments of up to $625,000 upon the occurrence of certain events related to FDA approval, (iii) an earned royalty fee equal to 1.5% to 3.0% of net sales, (iv) sublicense fee, if applicable, and (v) beginning in the year of any commercial sales, a minimum annual royalty fee of $35,000. The term of the license agreement ends on the earlier of the expiration date of the longest-lived of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, we may terminate the license agreement at any time and for any reason upon a 90-day written notice. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may contest or settle claims in our sole discretion; provided, however, that we may not agree to any settlement that would invalidate any valid claim of the patent rights or impose any ongoing obligation on the university. Pursuant to the terms of the license agreement, we must indemnify the university against any and all claims resulting or arising out of the exercise of the license or any sublicense, including product liability. In addition, upon the occurrence of a sale of a licensed product, application for regulatory approval or initiation of human clinical trials, we must obtain and maintain comprehensive and commercial general liability insurance.

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

Commercialization Plan

Remaining a virtual company, Urigen will commercialize URG101 in the United States by collaborating with appropriate commercial  partners and vendors to conduct a situational analysis of the United States; develop an appropriate product strategy; and then, create and implement a launch plan.

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

Commercialization Plan

Although we are seeking a world wide partner for URG101, we will commercialize URG301 in the United States by conducting a situational analysis of the United States; developing an appropriate product strategy; and then, creating and implementing a launch plan that incorporates the 75 to 100 member sales organization that we are planning to establish for the launch of URG101. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG301 is adequately promoted to the entire U.S. healthcare community.

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

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through June 30, 2009.

Life Science Strategy Group LLC (LSSG) was retained to create and implement a commercialization plan specific for us in the United States. Pursuant to the terms of the agreement, LSSG billed us for all professional services at established hourly rates, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. LSSG may terminate the agreement if payment of fees is not made within 45 days of receipt of the invoice. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.  As of June 30, 2009 LSSG had invoiced the Company $28,000.  $3,000 was paid in cash.  LSSG principals have agreed to accept 147,059 shares of subscribed common stock at $0.17 per share in lieu of the remaining $25,000.

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A. entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego (“UCSD”), for certain patent rights.   In exchange for this license, Urigen N.A. issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, (c) $20,000 payable on June 6, 2010 and (d) $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, and milestone payments of up to $625,000, which are based on certain events related to FDA approval. On August 24, 2009, the license maintenance fees were amended to provide (a) partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, and required the Company to issue 250,000 shares of its common stock to the UCSD. All remaining annual maintenance fees remain the same. As of June 30, 2009, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

Summary of our Patents and Patent Applications for URG101 and URG301 Product Development:

1)
(URG101) We have licensedU.S. Patent 7,414,039 entitled “Novel Interstitial Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis” from the University of California San Diego. The patent claims treatment formulations and methods for reducing the symptoms of urinary frequency, urgency and/or pelvic pain, including interstitial cystitis.

2)
(URG101) We have filed PCT Application PCT/US2006/019745 entitled “Kits and Improved Compositions for Treating Lower Urinary Tract Disorders: Formulations for Treating Lower Urinary Tract Symptoms: which is directed to superior buffered formulations and kits for treating lower urinary tract symptoms and disorders.

3)
(URG301) We have licensedU.S. Patent No. 6,464,670 entitled “Method of Delivering Therapeutic Agents to the Urethra and an Urethral Suppository” from Kalium, Inc. The patent describes a meltable suppository having a “baseball bat” shape for the administration of therapeutic agents to the urethra. This shape is suited for the female urethra.

4)
(URG301) We have licensedU.S. Patent No. 7,267,670 entitled “Reinforced Urethral Suppository” from Kalium, Inc. This application covers the mechanical structure of a reinforced suppository that can be used to deliver a range of therapeutic agents to the urethra.

5)
(URG301)We have licensed U.S. Patent Application Serial No. 11/475809, entitled “Transluminal Drug Delivery Methods and Devices” from Kalium, Inc. The application is directed to a urethral suppository that includes a carrier base, an anesthetic, a buffering agent, and, optionally a polysaccharide

6)
(URG301) We have filed PCT Application 60/891,454 entitled "Urethral Suppositories for Overactive Bladder" which is directed to the use of mixed-activity anti-cholinergic agents to treat the symptoms of overactive bladder.

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

PRODUCT LIABILITY INSURANCE

The manufacture and sale of human therapeutic products involve an inherent risk of product liability claims and associated adverse publicity. We currently do not have product liability insurance, and there can be no assurance that we will be able to obtain additional product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. An inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could inhibit our business. A product liability claim brought against us, if any, could have a material adverse effect upon our business, financial condition and results of operations.

EMPLOYEES

We currently employ two individuals full-time, including one who holds a doctoral degree. Current employees are engaged in product development, marketing, finance and administrative activities, including assessing strategic opportunities that may be available to us. Our employees are not represented by a collective bargaining agreement.

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

We have received a report from Burr, Pilger & Mayer LLP, our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2009, which includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern.

We identified material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2009, resulting in our conclusion that our internal control over financial reporting and disclosure controls and procedures were ineffective. If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report of such company’s internal control over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2009.  A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States) is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon management’s assessment, we identified the following material weaknesses as of June 30, 2009:

            Management noted an insufficient quantity of experienced, dedicated resources involved in control activities and financial reporting. This material weakness contributed to a control environment where there is a reasonable possibility that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

           Management also noted that the Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. This material weakness includes failures in the design and operating effectiveness of controls which would insure (i) preparation of financial statements and disclosures on a timely basis; (ii) that all journal entries and financial disclosures are thoroughly reviewed and approved internally and documentation of this review process is retained; (iii) adequate separation of duties in the reporting process, and (iv) timely reconciliation of balance sheet and expense accounts.  These control deficiencies could result in a material misstatement of the financial statements due to the significance of the financial closing and reporting process to the preparation of reliable financial statements.

We are implementing remediation steps to eliminate identified material weaknesses in our internal controls over financial reporting, including the following:

Management will continue to assess the weakness in insufficient quantity of experienced, dedicated resources in the control activities and financial reporting and hire the necessary resources as needed.  Management will also update its procedures for (1) the preparation of financial statements and disclosures; (2) the preparation and review of journal entries and financial disclosures; and (3) timely reconciliation of balance sheet and expense accounts.  Management has assessed that to have adequate separation in the reporting process, the Company would need to hire an additional full-time employee.  Until sufficient funds are raised by the Company, this weakness will continue to occur.

In the future, an independent registered public accounting firm will be required to attest to and report on management’s assessment of the effectiveness of our system of internal control over financial reporting.  Despite our remediation efforts, our management may conclude that our system of internal control over our financial reporting is not effective.  Moreover, even if our management concludes that our system of internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. An effective system of internal control is necessary for us to produce reliable financial reports and is important to help prevent fraud. As a result, our failure to achieve and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.  Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We have a history of losses and may never be profitable.

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $1.8 million and $3.7 million, for our fiscal years ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we had an accumulated deficit totaling approximately $11.9 million. Our products are in the development stage and, accordingly, our business operations are subject to all of the risks inherent in the establishment and maintenance of a developing business enterprise, such as those related to competition and viable operations management.    We have not generated revenues from the commercialization of any products. Our net operating losses over the near-term and the next several years are expected to continue as a result of the further clinical trial activity and preparation for regulatory submission necessary to support regulatory approval of our products. Costs associated with Phase III clinical trials are generally substantially greater than Phase II clinical trials, as the number of clinical sites and patients required is much larger.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. The loss of the services of any principal member of our senior management, including William J. Garner, M.D., Chief Executive Officer and Martin E. Shmagin, Chief Financial Officer, could delay or prevent the commercialization of our product candidates. We employ these individuals on an at-will basis and their employment can be terminated by us or them at any time, for any reason and with or without notice, subject to the terms contained in their employment agreements.

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

Our ability to engage in future development and clinical testing of our potential products will require substantial additional financial resources. We currently use approximately $35,000 per month to operate our business. Our future funding requirements will depend on many factors, including:

●	Our financial condition;

●	timing and outcome of the Phase II clinical trials for URG101;

●	developments related to our collaboration agreements, license agreements, academic licenses and other material agreements;

●	our ability to establish and maintain corporate collaborations;

●	the time and costs involved in filing, prosecuting and enforcing patent claims; and

●	competing pharmacological and market developments.

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

The market price of our common stock is subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	the results of our current and any future clinical trials of our product candidates;

●	the entry into, or termination of, key agreements, including, among others, key collaboration and license agreements;

●	the results and timing of regulatory reviews relating to the approval of our product candidates;

●	the initiation of, material developments or conclusion of litigation to enforce or defend any of our intellectual property rights;

●	failure of any of our product candidates, if approved, to achieve commercial success;

●	general and industry-specific economic conditions that may affect our research and development expenditures;

●	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

●	issues in manufacturing our product candidates or any approved products;

●	the loss of key employees;

●	the introduction of technological innovations or new commercial products by our competitors;

●	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

●	future sales of our common stock; and

●	period-to-period fluctuations in our financial results.

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

●
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

●
A broker-dealer must obtain from the purchaser an agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an “established customer.” A broker-dealer may not effect a purchase of a penny stock less than two business days after a broker-dealer sends such agreement to the purchaser.

●
The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a “risk disclosure document” that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

●	A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

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

As of June 30, 2009, we had issued and outstanding 73,494,327 shares of our common stock. This amount does not include, as of June 30, 2009:

•	approximately 0.7 million shares of unregistered, subscribed common stock currently issuable;

•	approximately 1.3 million shares of our common stock issuable upon the exercise of all of our outstanding options;

•	approximately 17.0 million shares of our common stock issuable upon the exercise of all of our outstanding warrants;
.
•	210 shares of Series B preferred stock that currently is convertible into 21.0 million shares of common stock.

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

We may not be able to meet the initial listing standards to trade on a national securities exchange such as the Nasdaq Capital Market or the American Stock Exchange, which could adversely affect the liquidity and price of the Company’s common stock.

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

We pay a fee of $1,083 per month, which is based on estimated fair market value, to EGB Advisors, LLC for rent and other office services at our headquarters in San Francisco, California. EGB Advisors, LLC is owned solely by William J. Garner, president and Chief Executive Officer of Urigen Pharmaceuticals, Inc.

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

	High	Low
2009
First Quarter	$0.11	$0.06
Second Quarter	0.15	0.02
Third Quarter	0.19	0.02
Fourth Quarter	0.10	0.06

	High	Low
2008
First Quarter	$0.50	$0.10
Second Quarter	0.22	0.08
Third Quarter	0.19	0.09
Fourth Quarter	0.17	0.07

On September 22, 2009 the last sale price reported on the OTC Bulletin Board for our common stock was $0.065 per share. As of September 22, 2009, the Company was aware of 347 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”

Sales and Repurchases of Securities

In February 2009, the Company negotiated a vendor agreement providing 200,000 shares of unregistered subscribed common stock to a vendor in exchange for services provided by the vendor to the Company, at a fair value of approximately $28,000.

In March 2009, the Company negotiated vendor agreements providing 325,000 shares of unregistered subscribed common stock to two vendors in exchange for services provided by the vendors to the Company, at a fair value of approximately $32,500.

In April 2009, the Company negotiated a vendor agreement providing 15,000 shares of unregistered subscribed common stock to a vendor in exchange for services provided by the vendor to the Company, at a fair value of approximately $1,350.

All of the above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Dividends

The Company has never paid any cash dividends on common stock.  During the years ended June 30, 2009 and 2008 the Company recorded $87,228 and $55,633 respectively of accrued imputed dividends on Series B preferred stock classified as equity.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this report.

	Year ended June 30,		Cumulative period from 18-Jul-05 (inception to date) to
	2009	2008	30-Jun-09
	(in thousands, except for per share data)		(in thousands)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$195	$684	$2,441
General and administrative	1,533	2,762	7,109
Sales and marketing	77	264	648
Total operating expenses	1,805	3,710	10,198
Loss from operations	(1,805)	(3,710)	(10,198)
Interest, other income and expense, net	(452)	(1,134)	(1,694)
Net loss	$(2,257)	$(4,844)	$(11,894)
Net loss attributable to common shareholders	$(2,532)	$(4,844)	$(12,169)
Basic and diluted net loss per share	$(0.03)	$(0.07)

Shares used in computing basic and diluted net loss per common share	72,469	69,860

	As of June 30,
	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$3	$46
Working capital	(5,081)	(2,709)
Total assets	359	464
Deficit accumulated during development stage	(11,894)	(9,637)
Total stockholders' deficit	(4,758)	(2,337)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (“FSP”) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. The Company adopted SFAS 157 effective July 1, 2008 and it did not have a material effect on our financial position and/or results of operations.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended September 30, 2008. The adoption did not have an impact on the Company's financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 supersedes FSP 157-3 and provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. FSP 157-4 also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. FSP 157- 4 applies to all assets and liabilities within the scope of FAS 157. In addition, FSP 157-4 amends SFAS 157 to require interim disclosures of the inputs and valuation technique(s) used to measure fair value as well as disclosure of information regarding changes in valuation techniques and related inputs, if any, on an interim basis. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 157-4 in the quarter ended June 30, 2009.  The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (“OTTI”) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. In addition, FSP 115-2 extends the disclosure requirements of SFAS 115 and FSP 115-1, which were previously generally only required for annual periods, to interim periods. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 115-2 in the quarter ended June 30, 2009.  The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”   (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require its disclosures in the interim financial statements of publicly traded companies. FAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excepted by paragraph 8 of SFAS 107, when practicable to do so. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 in the quarter ended June 30, 2009. Because FSP 107-1 requires only additional disclosures, the adoption of FSP 107-1 did not have an impact on the Company’s financial position, results of operations, and cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which is effective for interim and annual periods ending after June 15, 2009. SFAS· 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of SFAS 165 in the fourth quarter of fiscal 2009 and it did not have a material impact on its consolidated financial position, results of' operations or cash flows. Refer to Note 17 for disclosure on subsequent events.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which approved the FASB Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the Securities and Exchange Commission. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with the Company's first quarter of fiscal 2010, all references made to generally accepted accounting principles in the United States ("U.S. GAAP") will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Contractual Obligations and Notes Payable

In November 2007, the Company entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen common stock and accrued $1,500,000 in milestone payments.  The Company terminated its license agreement with Mattern effective March 31, 2008.  Accordingly, the accrued liability and intangible asset was reversed and a general and administrative impairment expense of $99,750 was recorded, which represents the fair value of the one million shares of restricted stock that were issued.  The Company believes there will be no further payments to Mattern as a result of this transaction.

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of June 30, 2009.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  Interest expense paid was $0 and $8,000 for the years ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and 2008, the Company owed accrued interest expense of $42,000 and $18,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time this note was signed, is President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC).  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of June 30, 2009. Interest paid was $0 and $4,088 for the years ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and 2008, the Company owed accrued interest expense of $23,236 and $9,536, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009.  At June 30, 2009 and June 30, 2008, the Company owed accrued interest expense of $17,600 and $8,800, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of June 30, 2009. At June 30, 2009, the Company owed accrued interest expense of $5,417.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $2,708.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At June 30, 2009, the Company owed accrued interest expense of $665.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At June 30, 2009, the Company owed accrued interest expense of $2,342.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009 the Company owed accrued interest expense of $3,475.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $8,021.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. At June 30, 2009, the Company owed accrued interest expense of $2,208.

The Company entered into a note purchase agreement (the "Note" or the "Purchase Agreement") dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC ("Platinum" or the "Holder") for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note matures on October 9, 2009. Interest at the rate of 10% per annum is payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.

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

●
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

●
The Company agreed not to issue any variable equity securities, as such term is defined in the Purchase Agreement, unless the Company receives the prior written approval of Platinum. Variable equity securities include, but are not limited to, (A) any debt or equity securities which are convertible into, exercisable or exchangeable for, or carry the right to receive additional shares of common stock, (B) any amortizing convertible security which amortizes prior to its maturity date, where the Company is required to or has the option to make such amortization payment in shares of common stock, or (C) any equity line transaction.

●	The Company granted Platinum piggy-back registration rights in connection with the shares of common stock issuable upon conversion of the Note.

●	The Company has agreed to reserve 120% of the number of shares into with the Note is convertible.

●
As security for the payment of the Note the Company and its wholly owned subsidiary, Urigen, N.A., Inc. (“Urigen N.A.”) entered into a security agreement and patent, trademark and copyright security agreement pursuant to which they pledged all of their assets. In addition, Urigen N.A. executed a guaranty guaranteeing the obligations of the Company under the Purchase Agreement.

●
The terms of the Note provide that it may not be converted if such exercise would result in the Holder having beneficial ownership of more than 4.99% of the Company’s outstanding common stock; provided that the Holder may waive this provision upon 61 days notice; and provided further that such ownership limitation may not exceed 9.9%.

●
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

●
In the event of a default as described in the Note, the Holder shall have the right to require the Company to repay in cash all or a portion of the Note plus all accrued but unpaid interest at a price of 110% of the aggregate principal amount of the Note plus all accrued and unpaid interest.

The issuance of this Note resulted in a change to the conversion price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 (see Note 10).

On January 21, 2009, the Company entered into an unsecured non interest bearing convertible promissory note of $50,000 with a third party.   The note matures on December 31, 2009. Under the terms of the note, the third party will perform consulting services for the Company.  Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of this note, the holder may elect to convert some or all of the principal owing under this Note into shares of the Company’s common stock at the rate of $0.02 per share.  The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount is being amortized as additional interest expense over the term of the note.

On April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This notes matures on October 9, 2009. The terms of this note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  It is stipulated in the note that the proceeds from the issuance of this note shall be used by the Company to retain CEOcast, Inc. to render investor relations services to Urigen.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009 the Company owed accrued interest expense of $113.

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

Off Balance Sheet Arrangements

At June 30, 2009 and 2008, the only off balance sheet arrangements were the operating sublease payments of $1,083 and $3,211 per month, respectively,  to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company. The fees are for rent, telephone and other office services which are based on estimated fair market value.

Results of Operations

Fiscal Years Ended June 30, 2009 and 2008

Revenue

There were no operating revenues for the years ended June 30, 2009 and 2008.

Research and Development Expenses

Research and development expenses were $195,139 and $684,304 for the years ended June 30, 2009 and 2008, respectively. The decrease was primarily due to reduction in staff and decreases in clinical trial expenses overall in the year ended June 30, 2009. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $1,532,620 and $2,761,535 for the years ended June 30, 2009 and 2008, respectively. The decrease was due to decreased payroll, and legal and accounting fees in connection with the prior year’s Merger, convertible preferred stock transaction, and public company operating expenses.  We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Sales and Marketing Expenses

Sales and marketing expenses were $77,010 and $264,269 for the years ended June 30, 2009 and 2008, respectively. The decrease is mainly due to reduction in staff.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

    Interest income was $1,836 and $18,094 for the years ended June 30, 2009 and 2008, respectively. The decrease in interest income is mainly due to the lower average cash balances during the year.  We do not expect interest income to increase unless the Company is able to raise additional capital through an equity financing or a partnering arrangement.

    Interest expense was $189,892 and $2,235,286 for the years ended June 30, 2009 and 2008, respectively.  The decrease is due primarily to the prior year’s $2,100,000 of non-cash interest expense recorded in conjunction with the Series B convertible preferred stock which was classified as a liability at issuance.  This level of interest expense is not expected to reoccur.

    Other income and expenses net was $263,782 of expense and $1,082,842 of income for the years ended June 30, 2009 and 2008, respectively.  The change was predominantly due to mark-to-market valuations on Series B preferred stock classified as a liability during the year. In fiscal 2009, the issuance of a note resulted in a change to the conversion/exercise price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007, from $0.15 per share to $0.10 per share which would result in the conversion of the Series B Preferred stock into 21 million shares of common stock instead of 14 million shares of common stock under the original agreement.  This increase in issuable shares upon conversion, coupled with the changes in our stock price resulted in an expense of $366,674.  This was offset by income of $100,000 related to a licensing agreement.  In fiscal year 2008, the change in our stock price resulted in approximately $950,000 of income.  This account will continue to fluctuate in the future as we apply mark-to-market accounting on our Series B preferred stock liability.

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2009 that includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph and note 2 to our consolidated financial statements state the following conditions, which raise substantial doubt about our ability to continue as a going concern: we have incurred operating losses since inception, including a net loss of $2.26 million for the fiscal year ended June 30, 2009, negative cash flows from operations of $0.6 million for the fiscal year ended June 30, 2009, and our accumulated deficit was $11.89 million at June 30, 2009.  We anticipate requiring additional financial resources to enable us to fund the completion of our development plan. These funds may be derived from the sale of a current license, licensing and distribution agreements outside the U.S., corporate partnerships, and/or additional financing.

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

The Company currently subleases office facilities on a month-to-month basis at a rate of $1,083 per month from EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, President and Chief Executive Officer of Urigen Pharmaceuticals, Inc.  The sublease is terminable upon 30 days’ notice.

Net cash used in operating activities for the year ended June 30, 2009 was $560,765, which primarily reflected the net loss of $2.26 million, adjusted for non-cash preferred Series B discount and imputed interest expense of $14,000, other non cash expenses of $240,128 and the net increase in operating assets and liabilities of approximately $1.06 million, and the change in the fair value of the Series B convertible preferred stock liability of $366,674. Net cash used in operating activities for the year ended June 30, 2008 was approximately $2.69 million, which primarily reflected the net loss of $4.84 million, adjusted for non-cash preferred Series B discount and imputed interest expense of $2.14 million, other non cash expenses of $234,560 and the net increase in operating assets and liabilities of approximately $705,000, offset by the change in fair value of the Series B preferred stock liability of $949,895.

Net cash provided by investing activities was approximately $1,000 for the fiscal year ended June 30, 2009, which primarily reflected the sale of surplus equipment in 2009.  Net cash used in investing activities of approximately $4,000 for the year ended June 30, 2008 related to the purchase of equipment in 2008.

Net cash provided by financing activities was $517,000 for the fiscal year ended June 30, 2009, which reflected the issuance of notes payable, including $497,000 to related parties.  Net cash provided by financing activities was approximately $2.64 million for the fiscal year ended June 30, 2008, which primarily reflected the $2.10 million receipt of proceeds from the issuance of Series B preferred stock, $318,000 in proceeds from common stock subscriptions, and $222,351 of cash acquired in the Merger.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our consolidated financial statements and notes thereto appear on pages 45 to 75 of this Annual Report on Form 10-K.  The quarterly financial information (unaudited) is described in Note 18 of the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cost of capital and our ability to raise capital. We maintain a strict investment policy that is designed to limit default risk, market risk, and reinvestment risk. Our cash consists of cash and money market accounts.  The balance of our accounts as of June 30, 2009 and 2008 was $2,805 and $45,509, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto appear on pages 45 to 75 of this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management completed its assessment of internal control over financial reporting, and has identified material weaknesses that existed in the design or operation of our internal control over financial reporting. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified in our 2008 assessment and remain in our 2009 assessment:

●
Management noted an insufficient quantity of experienced, dedicated resources involved in control activities and financial reporting. This material weakness contributed to a control environment where there is a reasonable possibility that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●
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

              Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2009, Burr, Pilger & Mayer LLP identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties and experienced personnel particularly in the area of equity transactions and financial reporting that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process.

      Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2009, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Executive Officers and Directors

The following table lists the names and ages and positions of our current executive officers and directors.  Each of the executive officers was appointed on July 16, 2007, with the exception of Mr. Robert Watkins who was appointed September 28, 2007, Ms. Cynthia Sullivan, who was appointed on November 2, 2007 and Dr. Michael Goldberg who was appointed on June 11, 2009.

Name	Age	Position

William J. Garner, M.D.	43	President, Chief Executive Officer and Director
Martin E. Shmagin	59	Chief Financial Officer and Director
C. Lowell Parsons, M.D.	65	Director
George M. Lasezkay, Pharm.D., J.D.	57	Director
Cynthia Sullivan	53	Director
Michael M. Goldberg, M.D.	51	Director
Robert Watkins	66	Director

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers and directors named above, are as follows unless set forth elsewhere in this report:

William J. Garner, M.D., 43, was appointed President and Chief Executive Officer on July 13, 2007.  Prior to that date, Dr. Garner was President and Chief Executive Officer of Urigen N.A., Inc.  Dr. Garner is an experienced entrepreneur. Prior to founding Urigen N.A., Dr. Garner had been the founder and managing director of EGB Advisors, LLC, a pharmaceutical commercialization boutique. Through this entity, Dr. Garner worked on a number of biopharmaceutical business transactions and has raised financing for another company that he founded called Inverseon, Inc., developing a novel therapy for asthma. Before this, Dr. Garner worked in medical affairs at Hoffmann LaRoche in oncology. Prior to Hoffmann LaRoche, Dr. Garner was in the venture capital department at Paramount Capital Investments in New York City. Dr. Garner has a Master of Public Health from Harvard and received his M.D. degree from New York Medical College. Dr. Garner did his residency training in Anatomic Pathology at Columbia-Presbyterian and is currently a licensed physician in the State of New York.

Martin E. Shmagin, 59, was appointed as our Chief Financial Officer on July 13, 2007. Prior to that date, Mr. Shmagin served as Chief Financial Officer of Urigen N.A., Inc. For over ten years Mr. Shmagin served as President of Innovative Financial Solutions Ltd., an accounting and financial consulting firm that serves as chief financial officer and controller for start-up through mid-size businesses. From 1978 to 1986, Mr. Shmagin was Vice President, Finance/Chief Financial Officer of Fisher & Brother, Inc. From 1986 to 1989, he was Comptroller of Strober Bros., Inc. and supported the company’s successful initial public offering. He then opened his own consulting firm where he assisted Stenograph Corporation with its acquisition of Baron Data Corporation and Hanover Direct with its acquisition of Gumps. He also supported a $24 million global systems conversion of American President Companies, Ltd., a $2.6 billion transportation company, where he coordinated the data conversion of eighty-three subsidiaries in multiple currencies. Mr. Shmagin holds a B.S. degree in accounting from New York University.

C. Lowell Parsons, M.D., 65, a director of Urigen, is a leader in medical research into the causes and treatment of interstitial cystitis, which is a painful bladder syndrome with typical cystoscopic and/or histological features in the absence of infection or other pathology, and has published over 200 scientific articles and book chapters in this area describing his work. Dr. Parsons received his M.D. degree from the Yale University School of Medicine in New Haven, CT, in 1970. After completing his medical internship at Yale in 1971, Dr. Parsons spent two years as a staff associate in the Laboratory of Microbiology at the National Institutes of Health in Bethesda, Maryland. He then completed his urology residency training at the Hospital of the University of Pennsylvania in Philadelphia, Pennsylvania, in 1977. Dr. Parsons joined the Division of Urology faculty at the University of California, San Diego, or UCSD, in 1977 as assistant professor. He served as Chief of Urology at the UCSD-affiliated Veterans Affairs Medical Center in La Jolla from 1977 to 1985. Since 1988, he has been Professor of Surgery/Urology at UCSD.

George M. Lasezkay, Pharm.D., J.D., 57, has served as one of our directors since May 2004. Since September 2003, Dr. Lasezkay has provided business development and strategic advisory services to biotechnology and emerging pharmaceutical companies through his consulting firm, Turning Point Consultants. From 1989 to 2002, Dr. Lasezkay served in various positions at Allegan, Inc., including Assistant General Counsel from 1994 to 1996, Vice President, Corporate Development from 1996 to 1998, and Corporate Vice President, Corporate Development from 1998 to 2002. Dr. Lasezkay currently serves on the board of directors of a number of privately-held companies. Dr. Lasezkay received his J.D. from the University of Southern California Law Center and his Doctor of Pharmacy and Bachelor of Science in Pharmacy from the State University of New York at Buffalo.

Cynthia Sullivan, 53, currently serves as President and Chief Executive Officer of Immunomedics (NasdaqGM: IMMU), a biopharmaceutical company focused on the development of products for cancer, autoimmune, and other serious diseases. She has been employed by Immunomedics since 1985 and has held various positions, including Executive Vice President, Chief Operating Officer, and President. Prior to joining Immunomedics, Ms. Sullivan was employed by Ortho Diagnostic Systems, Inc., a subsidiary of Johnson & Johnson. She earned a BS from Merrimack College, North Andover, Massachusetts, followed by a year of clinical internship with the school of Medical Technology at Muhlenberg Hospital, Plainfield, New Jersey, resulting in a M.T. (ASCP) certification.  She completed an MS degree from Fairleigh Dickinson University where she also received her MBA.

Michael M. Goldberg, M.D., 51, a director of Urigen since June 11, 2009, currently serves as managing partner of Montaur Capital Partners, an investment firm, a position he has held since January 2007. From August 1990 to January 2007, Dr. Goldberg was chairman and chief executive officer of Emisphere Technologies, Inc., a biopharmaceutical company. Prior to this, Dr. Goldberg was a vice president for The First Boston Corporation, where he was a founding member of the Healthcare Banking Group. He received a B.S. from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University and an M.B.A. from Columbia University Graduate School of Business. Dr. Goldberg also serves on the board of directors of Adventrx Pharmaceuticals, Inc.

Robert Watkins, 66, established R.J. Watkins & Company, Ltd., an executive recruiting and consulting firm, and currently serves as President and Chairman. Mr. Watkins’ experience includes President and Chief Executive Officer of a $200 million entertainment company and Managing Director for the San Diego office of the international consulting firm of Russell Reynolds Associates. He has held executive positions with American Hospital Supply Corporation, serving on the corporation’s acquisition and divestiture team. He also served as Management Consultant for the national accounting firm Deloitte & Touche.  Mr. Watkins holds a BA degree from San Diego State University.

Committees of the Board of Directors

Our Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Governance Committee.

  Audit Committee

The Audit Committee meets with the independent registered accounting firm at least annually to review the results of the annual audit and discuss the financial statements, recommends to the Board of Directors the independent registered accounting firm to be retained and receives and considers the accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with the audit and internal controls. The Audit Committee also meets with the independent registered accounting firm to review the quarterly financial results and to discuss the results of the independent registered accounting firm’s quarterly review and any other matters required to be communicated to the Audit Committee by the independent registered accounting firm under generally accepted auditing standards. During the fiscal year ended June 30, 2009, the Audit Committee was composed of three directors: Dr. McGraw, Ms. Sullivan and Mr. Taylor.  Ms. Sullivan and Mr. Taylor are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007.  The Audit Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.  Mr. Taylor and Dr. McGraw resigned from the board of directors on June 8, 2009 and July 21, 2009 respectively.

AUDIT COMMITTEE EXPERT
The chairman of our audit committee was Mr. Tracy Taylor.  He was an independent director of the Company. Mr. Taylor tendered his resignation as Chairman of the Board on June 30, 2009.  There were no disagreements with the company that led to Mr. Taylor’s resignation.  His attributes as an audit committee financial expert were:
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
As of the filing of this Form 10-K, the company has not yet appointed a new Chairperson of the Audit Committee.

Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation, awards stock options to employees and consultants under the Company’s stock option plans and otherwise determines compensation levels and performs such other functions regarding compensation as the Board of Directors may delegate. During the fiscal year ended June 30, 2009, the Compensation Committee was composed of three directors: Mr. Watkins and Drs. McGraw and Lasezkay. Mr. Watkins and Dr. Lasezkay are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007. The Compensation Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.  Details of stock compensation and stock option award plans are described in Note 14 - Equity Compensation of the notes to the consolidated financial statements included in this annual report. Dr. McGraw resigned from the board of directors on July 21, 2009.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in discharging the Board of Directors’ responsibilities regarding identifying qualified candidates to become members of the Board of Directors, selecting candidates to fill any vacancies on the Board of Directors, ensuring that we have and follow the appropriate governance standards and overseeing the evaluation of the Board of Directors. During the fiscal year ended June 30, 2009, the Nominating and Governance Committee was composed of three directors: Mr. Taylor and Drs. McGraw and Lasezkay.  Mr. Taylor and Dr. Lasezkay are independent non-employee directors.  Dr. McGraw served as President and Chairman of the Board of Valentis Inc., from September 1994 through July 13, 2007.  The Nominating and Governance Committee has adopted a written charter, a copy of which was included as an appendix to the proxy statement filed with the Securities and Exchange Commission for the Company’s 2004 Annual Meeting of Stockholders.  Mr. Taylor and Dr. McGraw resigned from the board of directors on June 8, 2009 and July 21, 2009 respectively.

The Nominating and Governance Committee will consider and has adopted a policy with regard to the consideration of any director candidates recommended by security holders. The Nominating and Governance Committee uses a process similar to that contained in the Nominating and Governance Committee Charter for identifying and evaluating director nominees recommended by our stockholders. In the fiscal year ended June 30, 2009, there have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Compensation of Directors

The Company compensates our outside directors as follows: For compensation purposes Dr. Parsons, Dr. Garner, and Mr. Shmagin are not considered outside directors.  Each director receives an annual retainer of $15,000 and a per meeting fee of $1,000. The chairman of the board receives an additional annual retainer of $10,000.  The chairman of the Audit Committee receives an annual retainer of $4,500 and a per meeting fee of $500 and the other members of the Audit Committee receive a per meeting fee of $500. The chairman of the Compensation Committee receives an annual retainer of $3,500 and a per meeting fee of $500 and the other members of the Compensation Committee receive a per meeting fee of $500. The chairman of the Nominating and Governance Committee receives an annual retainer of $3,500 and a per meeting fee of $500 and the other members of the Nominating and Governance Committee receive a per meeting fee of $500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

On January 7, 2008, each outside Board member was granted 46,500 shares of common stock to be issued after one year of service.

For the fiscal year ended June 30, 2009, director compensation expense was accrued as follows:

		Board	Board	Audit	Compensation	Governance
Director	Total	Member Fees	Meeting Fees	Member Fee	Member Fee	Member Fee
William Garner	$-	$-	$-	$-	$-	$-
Martin Shmagin	-	-	-	-	-	-
Lowell Parsons	-	-	-	-	-	-
George Lasezkay	32,000	15,000	13,000	-	4,000	-
Cynthia Sullivan	32,000	15,000	15,000	2,000	-	-
Robert Watkins	33,000	15,000	14,000	-	500	3,500
Benjamin McGraw	34,500	15,000	16,000	1,000	500	2,000
Total	$131,500	$60,000	$58,000	$3,000	$5,000	$5,500

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

Based solely upon our review of these reports, any amendments thereto or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2009 all filing requirements applicable to our directors, executive officers, beneficial owners of more than ten percent of our common stock and other persons subject to Section 16(a) of the Exchange Act were met, other than the following: (i) Martin Shmagin on (a) a Form 4 filed with the SEC on January 30, 2009 to report the acquisition of common stock on January 27, 2009, (b) a Form 4 filed with the SEC on February 3, 2009 to report the acquisition of common stock on January 29, 2009, (c) a Form 4 filed with the SEC on March 10, 2009 to report the acquisition of common stock on March 5, 2009, (d a Form 4 filed with the SEC on March 13, 2009 to report the acquisition of common stock on March 9, 2009; (ii) William J. Garner on (a) a Form 4 filed with the SEC on January 29, 2009 to report the acquisition of common stock on January 26, 2009, (b) a Form 4 filed with the SEC on February 3, 2009 to report the acquisition of common stock on January 29, 2009, (c) a Form 4 filed with the SEC on March 18, 2009 to report the acquisition of common stock on March 13, 2009; (iii) C. Lowell Parsons on (a) a Form 3 filed with the SEC on March 2, 2009 to report his initial ownership of common stock of the Company as of August 13, 2007, (b) a Form 4 filed with the SEC on March 2, 2009 to report the acquisition of common stock on February 25, 2009, (c) a Form 4 filed with the SEC on March 9, 2009 to report the acquisition of common stock on March 3, 2009, (d) a Form 4 filed with the SEC on March 26, 2009 to report the acquisition of common stock on March 17, 2009, (e) a Form 4 filed with the SEC on May 29, 2009 to report the acquisition of common stock on May 22 and May 26, 2009, (f) a Form 4 filed with the SEC on June 5, 2009 to report the acquisition of common stock on June 1, 2009, (g) a Form 4 filed with the SEC on August 5, 2009 to report the acquisition of common stock on July 28, 2009; and (iv) Michael Goldberg on (a) Form 4 filed on September 18, 2009 to report a transaction that occurred on August 13, 2009.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer, who is our principal executive officer, our Chief Financial Officer, who is our principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics is posted on our website www.urigen.com . We will also provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request made in writing to the Company, Attention: Martin E. Shmagin, Chief Financial Officer, 27 Maiden Lane, Suite 595, San Francisco, CA 94108. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Business Conduct and Ethics by posting such information on our website www.urigen.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2009 and 2008, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal years ended June 30, 2009 and 2008, referred to as our named executive officers:

						All
					Stock	Other
Name and Principal Position	Fiscal Year	Salary		Bonus	Awards	Compensation	Total

William J. Garner M.D, President,	2009	$250,000	(1)	$—	$—	$—
Chief Executive Officer, and Director	2008	$250,000	(2)	$—	$—	$—

Martin E. Shmagin,	2009	$225,000	(3)	$—	$—	$—
Chief Financial Officer	2008	$225,000	(4)	$—	$—	$—

Dennis Giesing, Chief Scientific Officer	2009	$73,333	(5)	$—	$74,699 (7)	$—
	2008	$183,333	(6)	$—	$13,869 (7)	$4,000 (8)

Terry M. Nida, Chief Operating Officer	2009	$62,933	(9)	$—	$—	$—
	2008	$187,974	(10)	$—	$—	$225,000 (11)

(1) Salary is all accrued but unpaid.

(2) Salary includes $145,833 of cash payments and $104,167 of accrued but unpaid salary.

(3) Salary is all accrued but unpaid.

(4) Salary includes $131,250 of cash payments and $ 93,750 of accrued but unpaid salary.

(5) Salary is all accrued but unpaid. Dr. Giesing resigned from his position effective October 30, 2008.

(6) Salary includes $91,667 of cash payments and $91,666 of accrued but unpaid salary.

(7) 2008 restricted stock award (RSA) expense, recognized in 2008 and 2009.

(8) Represents payment on an independent consulting agreement from December, 2006.

(9) Salary is all accrued but unpaid. Mr. Nida resigned from his position effective October 27, 2008.

(10) Salary includes $109,307 of cash payments and $78,667 of accrued but unpaid salary.

(11) Mr. Nida received 10,000 shares Series B Preferred Stock as an independent consultant, monthly from October 1, 2006 through June 30, 2007. The shares were issued at a fair value of $2.50 per share and converted on July 13,2007 to 1,014,944 shares of Urigen Pharmaceuticals, Inc. common stock.

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

Under the terms of the Shmagin Agreement, Mr. Shmagin shall be entitled to customary benefits and expense reimbursements.

Mr. Shmagin also agreed to customary non-solicitation and non-competition provisions.

Director Compensation

Name	Fiscal Year	Fees Earned or Paid in Cash	Stock Awards	Total

William Garner	2009	$-	$-	$-
	2008	$-	$-	$-
Martin Shmagin	2009	$-	$-	$-
	2008	$-	$-	$-
Lowell Parsons	2009	$-	$-	$-
	2008	$-	$-	$-
George Lasezkay	2009	$32,000	$-	$32,000
	2008	$26,500	$3,092	$29,592
Cynthia Sullivan	2009	$32,000	$1,436	$33,436
	2008	$21,000	$3,092	$24,092
Robert Watkins	2009	$33,000	$1,436	$34,436
	2008	$24,500	$3,092	$27,592
Benjamin McGraw	2009	$32,500	$1,436	$33,936
	2008	$25,000	$3,092	$28,092

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended June 30, 2009, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s Compensation Committee. No current or former executive officer or employee of the Company serves on the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information at to shares of common stock beneficially owned as of September 23, 2009 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Furthermore, unless otherwise indicated, the address of the beneficial owner is c/o Urigen Pharmaceuticals, Inc. 27 Maiden Lane, Suite 595, San Francisco, CA 94108.

Name	Shares of Common Stock Beneficially Owned	Percentage (1)
William J. Garner M.D., President, Chief Executive Officer and Director	18,587,340	25.29%
Martin E. Shmagin, Chief Financial Officer and Director	3,138,573	4.27%
Michael Goldberg, Director	*	*
Benjamin F. McGraw, Pharm.D, Director	1,391,804	1.89%
Tracy Taylor, Director, Chairman of the Board	*	*
C. Lowell Parsons, M.D., Director	1,925,693	2.62%
George M. Lasezkay, Pharm.D., J.D., Director	*	*
Cynthia Sullivan, Director	*	*
Robert Watkins, Director	*	*
All officers and directors as a group (5 individuals owning stock)	25,238,910	34.34%

* Less than 1%

(1) Based upon 73,494,327 shares issued and outstanding as of September 22, 2009.

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock beneficially owned listed opposite his or her name.  Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of October 1, 2009.

The assumptions and fair value accounting for stock based compensation plans is described in Note 14 of the consolidated financial statements included in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of June 30, 2009 and 2008, the Company is paying a fee of $1,083 and $3,211 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value.  As of June 30, 2009 and 2008, Dr. Garner and EGB Advisors, LLC were owed $6,007 and $0, respectively. From the inception of the Company to June 30, 2009 and 2008, respectively, the Company has paid $190,530 and $175,428 to these related parties.

Several stockholders provided consulting services and were paid $174,208 and $171,708 for those services from the inception of the Company to June 30, 2009 and 2008, respectively.  As of June 30, 2009 and 2008, respectively, $456 and $456 was owed to these consultants.

As of June 30, 2009 and 2008, the Company’s legal counsel in Canada was owed $67,169 and $67,169, respectively.  From the inception of the Company to June 30, 2009 and 2008, the Company paid $78,299 and $78,299, respectively, for legal expenses to the related party stockholders’ company.

As of June 30, 2009 and 2008, the Company’s legal counsel was owed $102,861 and $102,861, respectively. From the inception of the Company to June 30, 2009 and 2008, the Company paid $173,325 and $173,325, respectively, for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note. As of June 30, 2009, $1,559 of accrued interest was due the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees paid or accrued by the Company for services provided by the Company’s independent registered accounting firm, Burr, Pilger & Mayer LLP (BPM), for fiscal years 2009 and 2008 are as follows:

Audit Fees:   The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in the Company’s Forms 10-Q, and services in connection with statutory and regulatory filings for the fiscal years ended June 30, 2009 and 2008 were $191,758 and $223,890 respectively.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

    Pre-Approval Policy for Services by Independent Registered Accounting Firm:  During fiscal years 2009 and 2008, all services provided by BPM were pre-approved by the Audit Committee. Pursuant to our Audit Committee Charter, before the independent registered accounting firm is engaged by Urigen Pharmaceuticals Inc. to render audit or non-audit services, the Audit Committee pre-approves the engagement. Audit Committee pre-approval of audit and non-audit services is not required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding the Company’s engagement of the independent registered accounting firm. The Audit Committee has established a pre-approved policy and procedure where pre-approval of specific audit and non-audit services that equal or are not expected to exceed $30,000 is not required so long as the Audit Committee is informed of each service provided by the independent registered accounting firm and such policies and procedures do not result in the delegation of the Audit Committee’s responsibilities under the Securities Exchange Act of 1934, as amended. Audit and non-audit services expected to exceed $30,000 require pre-approval of such audit and non-audit services by the Audit Committee. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. Audit Committee pre-approval of non-audit services other than review and attest services also is not required if such services fall within available exceptions established by the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Index to Financial Statements

The Financial Statements and report of the independent registered accounting firm required by this item are submitted in a separate section beginning on page 44 of this Report.

(a)(2)        No schedules have been filed, as they were not required or are inapplicable and therefore have been omitted.

(a)(3)        Exhibits

Exhibit Footnote	Exhibit Number	Description of Document

(10)	3.1	Amended and Restated Certificate of Incorporation of the Registrant.
(1)	3.2	Bylaws of the Registrant.
(3)	3.3	Certificate of Designations of Series A Convertible Redeemable Preferred Stock.
(4)	3.4	Certificate of Amendment to the Bylaws of the Registrant.
(1)	10.5	Form of Indemnification Agreement entered into between the Registrant and its directors and executive officers.
(13)	10.33	Employment Agreement, dated August 6, 2008, between the Company and William J. Garner M.D.
(13)	10.34	Employment Agreement, dated August 6, 2008, between the Company and Martin E. Shmagin.
(26)	10.35	Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)	10.36	Registration Rights Agreement dated as of August 1, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(26)	10.37	Form of Warrant issued to Platinum-Montaur Life Sciences, LLC
(27)		Amendment to Agreement between Valentis, Inc., Acacia Patent Acquisition Corporation and Urigen Pharmaceuticals, Inc.
(28)	10.38	Employment Agreement, dated as of August 6, 2008, by and between Urigen Pharmaceuticals, Inc. and William J. Garner.
(28)	10.39	Employment Agreement, dated as of August 6, 2008, by and between the Company and Martin E. Shmagin.
(29)	10.40
Amendment No. 2 to the License Agreement effective June 6, 2004 between the Company and the Regents of the University of California for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for immediate symptom relief and Chronic Therapy in Interstitial Cystitis Patients.

(30)	10.41	Note Purchase Agreement dated January 9, 2009 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(30)	10.42	Senior Secured Convertible Promissory Note dated January 9, 2009.
(30)	10.43	Security Agreement dated January 9, 2009, among Urigen Pharmaceuticals, Inc., Urigen N.A., Inc. and Platinum-Montaur Life Sciences, LLC
(30)	10.44	The Patent, Trademark and Copyright Security Agreement among Urigen Pharmaceuticals, Inc., Urigen N.A., Inc. and Platinum-Montaur Life Sciences, LLC
(30)	10.45	The Guaranty by Urigen N.A. in favor of Platinum-Montaur Life Sciences, LLC
(31)	10.46	Amendment dated April 28, 2009 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(31)	10.47	Senior Secured Convertible Promissory Note dated April 28, 2009.
(32)	10.49	Amendment dated August 13, 2009 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC
(32)	10.50	Senior Secured Convertible Promissory Note dated August 13, 2009
(33)	10.51
Amendment No. 3 to the License Agreement effective June 6, 2004 between the Company and the Regents of the University of California for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for immediate symptom relief and Chronic Therapy in Interstitial Cystitis Patients.

(34)	14.1	Urigen Pharmaceuticals Inc. Code of Business Conduct and Ethics, effective May 15, 2008
21.1	Subsidiaries of the Registrant **
23.1	Consent of Independent Registered Accounting Firm **
31.1	Certification of Principal Executive Officer Section 302.**
31.2	Certification of Principal Financial Officer Section 302.**
32.1	Certification of Principal Executive Officer Section 906.**
32.2	Certification of Principal Financial Officer Section 906.**

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

(28) Filed as an exh ibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008 and incorporated herein by reference.

(29) Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 and incorporated herein by reference.

(30) Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference.

(31) Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference.

(32) Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009 and incorporated herein by reference.

(33) Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009 and incorporated herein by reference.

(34) Filed as an exhibit to the Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by reference.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 24, 2009 .

/s/ William J. Garner, M.D.
WILLIAM J. GARNER, M.D.
President and Chief Executive Officer (Principal Executive Officer)

/s/ Martin E. Shmagin
MARTIN E. SHMAGIN
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Garner	President, Chief Executive Officer and Director	September 24, 2009
WILLIAM J. GARNER, M.D.	(Principal Executive Officer)

/s/ Martin E. Shmagin	Chief Financial Officer and Director	September 24, 2009
MARTIN E. SHMAGIN	(Principal Financial and Accounting Officer)

/s/ George M. Lasezkay	Director	September 24, 2009.
GEORGE M. LASEZKAY, JD, Pharm. D.

/s/ Michael M. Goldberg	Director	September 24, 2009
MICHAEL M. GOLDBERG, M.D.

/s/ C. Lowell Parsons	Director	September 24, 2009
C. LOWELL PARSONS, M.D.

/s/ Cynthia Sullivan	Director	September 24, 2009
CYNTHIA SULLIVAN

/s/ Robert J. Watkins	Director	September 24, 2009
ROBERT J. WATKINS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Urigen Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Urigen Pharmaceuticals, Inc. (a development stage company) and its subsidiaries (the “Company”) as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Urigen Pharmaceuticals, Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

	By:	/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
September 23, 2009

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

______________

ASSETS

	June 30, 2009	June 30, 2008
Current assets:
Cash	$2,805	$45,509
Prepaid expenses and other assets	34,276	45,934
Total current assets	37,081	91,443

Note receivable from related party	16,691	15,132
Property and equipment, net	2,299	7,418
Intangible assets, net	230,653	245,081
Long term prepaids and deposits	72,500	104,800
Total assets	$359,224	$463,874

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$595,902	$573,585
Accrued expenses	2,306,130	1,365,143
Series B convertible preferred stock liability	709,200	62,526
Series B convertible preferred beneficial conversion feature	75,264	61,264
Series B dividends payable	142,861	55,633
Notes payable	145,000	-
Notes payable - related parties	886,125	476,000
Due to related parties	257,218	206,366
Total current liabilities	5,117,700	2,800,517

Commitments and contingencies (Notes 3 and 13)

Stockholders' equity (deficit):
Series B convertible preferred stock, par value $0.001, 10,000,000 shares authorized, 210 shares issued and outstanding at June 30, 2009 and 2008, (liquidation preference: $2,100,000 at June 30, 2009
and 2008)	1,087,579	1,087,579

Common stock, par value $0.001, 190,000,000 shares authorized,
73,494,327 and 69,669,535 shares issued and outstanding at
June 30, 2009 and 2008, respectively	73,495	69,670

Subscribed stock	79,961	424,536
Additional paid-in capital	5,873,882	5,698,358
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(11,893,513)	(9,636,906)
Total stockholders' equity (deficit)	(4,758,476)	(2,336,643)
Total liabilities and stockholders' equity (deficit)	$359,224	$463,874

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

____________

			Period from
			July 18, 2005
	Year ended June 30,		(date of inception)
	2009	2008	to June 30, 2009
Operating expenses:

Research and development	$195,139	$684,304	$2,441,478
General and administrative	1,532,620	2,761,535	7,108,247
Sales and marketing	77,010	264,269	648,346
Total operating expenses	1,804,769	3,710,108	10,198,071

Loss from operations	(1,804,769)	(3,710,108)	(10,198,071)

Other income and expense, net:
Interest income	1,836	18,094	42,281
Interest expense	(189,892)	(2,235,286)	(2,526,577)
Other income (expense), net	(263,782)	1,082,842	788,854
Total other income (expense), net	(451,838)	(1,134,350)	(1,695,442)

Net loss	$(2,256,607)	$(4,844,458)	$(11,893,513)
Deemed dividend related to
incremental beneficial conversion
feature on preferred stock	188,000	-	188,000

Accretion of dividend on preferred stock	87,228	-	87,228

Net loss attributable to common stockholders	$(2,531,835)	$(4,844,458)	$(12,168,741)

Basic and diluted net loss per share	$(0.03)	$(0.07)
Shares used in computing basic and diluted net loss per share	72,468,932	69,860,358

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

for the period from July 18, 2005 (date of inception) to June 30, 2009

			Urigen N.A., Inc.		Urigen Pharmaceuticals,				Urigen N.A., Inc.		Urigen							Accumulated	Deficit accum	Total
	Urigen N.A., Inc.		Series A		Inc.		Urigen N.A., Inc.		Series B		Pharmaceuticals,							other	ulated	stock-
	Series A Preferred Stock		Preferred Stock Subscribed		Series B Preferred Stock		Series B Preferred Stock		Preferred Stock Subscribed		Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-In	compre hensive	during development	holders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Common stock issued at $0.22169 per share upon
incorporation in July 2005*													5	$1						$1
Preferred stock subscribed at
$0.19546 per share in July 2005*			225,543	$44,085																44,085
Preferred stock subscribed at
$0.19453 per share in August 2005*			338,315	65,813																65,813
Preferred stock subscribed at a range of
$0.19453 to $0.19497 per share in September 2005*			676,629	131,725																131,725
Preferred stock subscribed at a range of
$0.19200 to $0.19546 per share in October 2005*			696,603	135,054																135,054
Preferred stock subscribed at
$0.19457 per share in November 2005*			530,974	103,314																103,314
Common stock issued at $0.00002 per share
to Urigen, Inc. shareholders in December 2005*													27,065,169	559						559
Preferred stock subscribed at a range of
$0.19238 to $0.20187 per share in December 2005*			593,233	116,709																116,709
Common stock issued at $0.00002 per share
to Urigen, Inc. shareholders in January 2006*													3,947,004	88						88
Common stock issued at $0.19316 per share
in lieu of rent payment in January 2006*													9,473	1,830						1,830
Preferred stock subscribed at a range of
$0.12505 to $0.19801 per share in January 2006*			4,293,448	822,017																822,017
Preferred stock subscribed at a range of
$0.19072 to $0.19305 per share in February 2006*			925,146	178,286																178,286
Common stock issued at $0.18994 per share
in lieu of rent payment in March 2006*													9,473	1,798						1,798
Preferred stock subscribed at a range of
$0.18994 to $0.19564 per share in March 2006*			583,827	111,640																111,640
Common stock issued at $0.18972 per share
pursuant to an exercise of a stock option in
April 2006*													45,109	8,558						8,558
Preferred stock subscribed at a range of
$0.19070 to $0.19546 per share in April 2006*			331,197	63,661																63,661
Common stock issued at $0.05542 per share
pursuant to a consulting agreement net of
issuance cost of $2,926 in May 2006*													1,894,562	102,074						102,074
Common stock issued at $0.05542 per share
pursuant to a licensing agreement in May 2006*													1,623,910	90,000						90,000
Preferred stock subscribed at $0.19990
per share in May 2006*			132,746	26,535																26,535
Common stock issued at $0.19799 per share
in lieu of rent payment in June 2006*													9,473	1,875						1,875
Preferred stock subscribed at a range of
$0.19799 to $0.20063 per share in June 2006*			499,023	99,430																99,430
Stock issuance costs in June 2006				(5,977)																(5,977)
Series A Preferred stock issued in June 2006*	9,826,684	$1,892,292	(9,826,684)	(1,892,292)																-
Foreign currency adjustment																		$20,088		20,088
Net loss																			$(1,540,412)	(1,540,412)
Total comprehensive loss																				(1,520,324)
Balances at June 30, 2006	9,826,684	$1,892,292	-	-	-	-	-	-	-	-	-	$-	34,604,178	$206,783	-	-	-	$20,088	$(1,540,412)	$578,751

*reflects a 2-for-1 stock split and a 2.2554-for-1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued

for the period from July 18, 2005 (date of inception) to June 30, 2009

	Urigen N.A., Inc. Series A		Urigen N.A., Inc. Series A Preferred Stock		Urigen Pharmaceuticals, Inc. Series B		Urigen N.A., Inc. Series B		Urigen N.A., Inc. Series B Preferred Stock				Urigen Pharmaceuticals, Inc.		Urigen N.A., Inc. Common Stock		Additi-onal	Accumulated other	Deficit accumulated during	Total stock-
	Preferred Stock		Subscribed		Preferred Stock		Preferred Stock		Subscribed		Common Stock		Common Stock		Subscribed		Paid-In	compre-hensive	develo-pment	holders 'equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Balances at June 30, 2006	9,826,684	$1,892,292	-	$-	-	$-	-	$-	-	$-	-	$-	34,604,178	$206,783	-	$-	$-	$20,088	$(1,540,412)	$578,751
Common stock issued at $0.05542 per share pursuant
to a consulting agreement in August 2006*													112,772	6,250						6,250
Common stock subscribed at $0.19956 per share
pursuant to a stock option plan in August 2006*															33,831	6,752				6,752
Common stock issued at a range of $0.19666 to
$0.19801 per share in lieu of consulting fees
in September 2006*													112,072	22,102						22,102
Common stock issued at $0.19956 per share
pursuant to a stock option plan in September 2006*													22,554	4,501	(22,554)	(4,501)				-
Common stock issued at $0.05542 per share pursuant
to a consulting agreement in September 2006*													112,772	6,250						6,250
Common stock issued at $0.19899 per share in lieu of
rent payment in September 2006*													9,473	1,885						1,885
Correction of previously issued Series A preferred
stock*	4,601	-																		-
Reclassification of common stock to additional
paid-in capital upon re-domestication													-	(246,919)			246,919			-
Series B preferred stock subscribed at $0.22169 per share
in October 2006**									518,749	115,000										115,000
Series B preferred stock issued at $0.22169 per share
in October 2006**							518,749	115,000	(518,749)	(115,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to an exchange agreement in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in October 2006**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a promissory note in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in November 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share
in November 2006**									1,127,716	250,000										250,000
Series B preferred stock issued at $0.22169 per share
in November 2006**							1,127,716	250,000	(1,127,716)	(250,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in December 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share
to officers in lieu of cash payroll in December 2006**									840,825	186,400										186,400
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in January 2007**							338,315	75,000	(338,315)	(75,000)										-
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in January 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in January 2007**							216,521	48,000												48,000
Series B preferred stock issued at $0.22169 per share
pursuant to a promissory note in January 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in January 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
in January 2007**							225,543	50,000												50,000

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued

for the period from July 18, 2005 (date of inception) to June 30, 2009

			Urigen N.A., Inc.		Urigen Pharmaceuticals,		Urigen N.A., Inc.		Urigen N.A., Inc.		Urigen							Accum- ulated	Deficit accum-ulated	Total
	Urigen N.A., Inc. Series A		Series A Preferred Stock		Inc. Series B		Series B		Series B Preferred Stock		Pharmaceuticals, Inc.		Urigen N.A., Inc.		Common Stock		Additional	other compreh-	during develo-	stock-holders'
	Preferred Stock		Subscribed		Preferred Stock		Preferred Stock		Subscribed		Common Stock		Common Stock		Subscribed		Paid-In	ensive	pment	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in February 2007**							45,109	$10,000												$10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in February 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in March 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in March 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in April 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in April 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in May 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to officers in lieu of cash payroll in May 2007**							1,982,828	439,567	(502,510)	$(111,400)										328,167
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in May 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share
to a consultant in lieu of cash in May 2007**							287,297	63,690												63,690
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in May 2007**							36,087	8,000												8,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in May 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share
pursuant to consulting agreements in May 2007**							180,434	40,000												40,000
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in June 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
to an officer in lieu of cash payroll in June 2007**							112,771	25,000												25,000
Series B preferred stock subscribed at $0.22169 per share
pursuant to a consulting agreement in June 2007**									36,087	8,000										8,000
Series B preferred stock subscribed at $0.22169 per share
to a consultant in lieu of cash in June 2007**									35,917	7,962										7,962
Series B preferred stock subscribed at $0.22169 per share
to officers in lieu of cash payroll in June 2007**									274,531	60,860										60,860
Reclassification of Series A preferred stock to
common pursuant to a stockholder vote in
June 2007**	(9,831,285)	(1,892,292)											9,831,285	44			$1,892,248			-
Foreign currency adjustment																		$ (288)		(288)
Net loss																			$ (3,252,036)	(3,252,036)
Total comprehensive loss																				(3,252,324)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued

for the period from July 18, 2005 (date of inception) to June 30, 2009

	Urigen N.A., Inc. Series A		Urigen N.A., Inc. Series A Preferred Stock		Urigen Pharmaceuticals Inc. Series B		Urigen N.A., Inc. Series B		Urigen N.A., Inc. Series B Preferred Stock		Urigen Pharmaceuticals Inc.		Urigen N.A., Inc.		Common Stock		Addi-tional	Accum- ulated other compre-hensive	Deficit accum- ulated during develo-	Total stock- holders'
	Preferred Stock		Subscribed		Preferred Stock		Preferred Stock		Subscribed		Common Stock		Common Stock		Subscribed		Paid-In		pment	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	(deficit)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)
Series B preferred stock issued at $0.22169 per share
pursuant to a vendor agreement in July 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share
pursuant to a consulting agreement in July 2007**							36,087	8,000	(36,087)	(8,000)										0
Series B preferred stock issued at $0.22169 per share
to officers in lieu of cash payroll in July 2007**							274,531	60,860	(274,531)	(60,860)										0
Series B preferred stock issued at $0.22169 per share
to a consultant in lieu of cash in July 2007**							35,917	7,962	(35,917)	(7,962)										0
Write-off common stock subscribed in July 2007															(11,277)	(2,251)				(2,251)
To reclassify Urigen N.A., Inc. Series B Preferred
stock to Urigen Pharmaceuticals, Inc. pursuant to
merger in July 2007							(6,421,573)	(1,423,579)			6,421,573	6,422					1,417,157			0
To reclassify Urigen N.A., Inc. Common stock to
Urigen Pharmaceuticals, Inc. pursuant to
merger in July 2007											44,805,106	44,805	(44,805,106)	(896)			(43,909)			0
Valentis common shares outstanding at time of merger, July 2007											17,062,856	17,063					41,584			58,647
Issuance of Series B preferred stock with warrants in July 2007 (Note 10)																	1,127,557			1,127,557
Common stock issued at $0.09875 per share
pursuant to license agreement in November 2007											1,000,000	1,000					98,750			99,750
Reclassification of Series B preferred stock upon effective registration of a portion of shares issued at $0.10500 per underlying share in December 2007 (Note 10)					210	1,087,579											911,179			1,998,758
Common stock subscribed at a range of
$0.09975 to $0.27550 per share pursuant to
vendor agreements, recognized in December 2007															540,815	71,320				71,320
Common stock subscribed at a range
of $0.09975 to $0.27550 per share pursuant to
employee agreements, recognized in December 2007															63,150	6,299				6,299
Common stock subscribed at $0.17100
per share pursuant to consultant agreement
in January 2008															20,000	3,420				3,420
Common stock and warrants subscribed
at $0.20 per share pursuant to cash
investment in January 2008															500,000	100,000				100,000
Common stock subscribed at
$0.10450 per share pursuant to a vendor
agreement in January 2008															380,000	39,710				39,710
Common stock subscribed at $0.1805
per share pursuant to Directors' Compensation
agreement in January 2008															58,125	10,491				10,491

* reflects a two-for-one stock split and a 2.2554:1 merger exchange

** reflects a 11.277:1 merger exchange
See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT), continued
for the period from July 18, 2005 (date of inception) to June 30, 2008

					Urigen														Deficit
	Urigen N.A., Inc. Series A		Urigen N.A., Inc. Series A Preferred Stock		Pharmaceuticals Inc. Series B		Urigen N.A., Inc. Series B		Urigen N.A., Inc. Series B Preferred Stock		Urigen Pharmaceuticals Inc.		Urigen N.A., Inc. Common Stock		Common Stock		Addi-tional	Accum-ulated other	accum-ulated during	Total
	Preferred Stock		Subscribed		Preferred Stock		Preferred Stock		Subscribed		Common Stock				Subscribed		Paid-In	compre- hensive	develo- pment	stock-holders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	stage	equity (deficit)
Common stock subscribed at $0.17 per share pursuant to a cash
investments in April, 2008.															726,470	$123,500				$123,500
Common stock subscribed at $0.17 per share pursuant to a
vendor agreement in April 2008															147,059	25,000				25,000
Common stock subscribed at $0.17 per share pursuant to a cash
investments in May 2008.															555,883	94,500				94,500
Common stock subscribed at $0.12 per share pursuant to a
vendor agreement in May 2008.															60,000	7,200				7,200
Adjustment of common stock subscribed at a range of $0.114 to
$0.2755 per share due to a settlement agreement with a vendor															(276,815)	(44,873)				(44,873)
Subscribed common stock issued in June, 2008 at subscribed fair value
of $0.10450 per share and current fair value of $0.0855 per share.											380,000	380			(380,000)	(39,710)	32,110			(7,220)
Revaluation of unearned vendor warrants to fair value
in June 2008.																	2,447			2,447
Common stock subscribed at $0.08551 per share pursuant to
Directors' compensation agreement in June 2008.															58,125	4,970				4,970
Stock based compensation expense on Valentis options
recognized in fiscal 2008.																2,247	27,949			30,196
Stock based compensation expense on Restricted Stock agreements
recognized in fiscal 2008															1,300,000	20,462				20,462
Imputed Dividends - Series B Preferred recognized in fiscal 2008																	(55,633)			(55,633)
Foreign currency adjustment																		$320		320
Net loss																			$(4,844,458)	(4,844,458)
Total comprehensive loss																				(4,844,138)
Balances at June 30, 2008	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	69,669,535	$69,670	-	$-	3,752,812	$424,536	$5,698,358	$20,120	$(9,636,906)	$(2,336,643)

Common stock subscribed to reflect additional shares due to
modification of purchase agreement from $0.20 to $0.17 per share															88,230	0				0
Common stock subscribed at $0.1045 per share pursuant to
Directors' compensation agreement in September 2008															58,125	6,074				6,074
Subscribed common stock issued in November, 2008 at a subscribed average value of $0.11178 and a current fair value of
$0.050 per share											3,664,792	3,665			(3,664,792)	(409,666)	406,001			0
Common stock issued at a value of $0.076 per share pursuant to a
vendor agreement in November, 2008.											100,000	100					7,500			7,600
Common stock subscribed at $0.0190 per share pursuant to
Directors' compensation agreement in December 2008															58,125	1,104				1,104
Reclassification of equity to liability due to a change in conversion price and shares issuable upon conversion of Series B
preferred stock.																	(700,000)			(700,000)
Adjust mark to market calculation for additional unregistered shares
issuable upon coversion of Series B preferred stock.																	420,000			420,000
Discount on note payable for beneficial conversion feature																	50,000			50,000
Reduction of common stock subscribed for Director who should
not have been covered by agreement															(46,500)	(4,527)				(4,527)
Subscribed common stock issued in January, 2009 at a subscribed
value of $0.12 and a current fair value of $0.05 per share											60,000	60			(60,000)	(7,200)	7,140			0
Common stock subscribed at $0.14 per share pursuant to a
vendor agreement in February 2009.															200,000	28,000				28,000
Common stock subscribed at $0.10 per share pursuant to a
vendor agreement in March 2009.															250,000	25,000				25,000
Common stock subscribed at $0.10 per share pursuant to a
vendor agreement in March 2009.															75,000	7,500				7,500
Common stock subscribed at $0.09 per share pursuant to a
vendor agreement in April 2009.															15,000	1,350				1,350
Stock based compensation expense on Valentis options
recognized in fiscal 2009.																	(40,446)			(40,446)
Stock based compensation expense on Restricted Stock agreements
recognized in fiscal 2009.																7,790	112,557			120,347
Imputed Dividends - Series B Preferred recognized in fiscal 2009																	(87,228)			(87,228)
Incremental beneficial conversion feature related to preferred stock																	188,000
Deemed dividend related to preferred stock																	(188,000)
Net loss																			(2,256,607)	(2,256,607)
Total comprehensive loss																				(2,256,607)
Balances at June 30, 2009	-	-	-	-	210	$1,087,579	-	-	-	-	73,494,327	$73,495	-	-	726,000	$79,961	$5,873,882	$20,120	$(11,893,513)	$(4,758,476)

* reflects a two-for-one stock split and a 2.2554:1 merger exchange
** reflects a 11.277:1 merger exchange

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
______________

			Cumulative period
			from July 18, 2005
	Year ended June 30,		(date of inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(2,256,607)	$(4,844,458)	$(11,893,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,057	5,858	12,170
Amortization of intangible assets	14,428	14,428	47,984
Non-cash expenses: compensation, interest, rent, and other	240,128	234,560	1,756,798
Preferred Series B discount and imputed interest	14,000	2,142,270	2,156,270
Change in fair value of Series B convertible preferred stock liability	366,674	(949,895)	(583,221)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	43,958	88,100	114,830
Note receivable from related party	(1,559)	(15,132)	(16,691)
Accounts payable	22,317	(119,631)	595,903
Accrued expenses	940,987	771,087	2,097,415
Due to related parties	50,852	(19,702)	257,218
Net cash used in operating activities	(560,765)	(2,692,515)	(5,454,837)

Cash flows from investing activities:
Purchases of property and equipment	(270)	(4,255)	(11,306)
Proceeds from sale of property and equipment	1,331	-	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by (used in) investing activities	1,061	(4,255)	460,025

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	222,351	222,351
Proceeds from issuance of notes payable	20,000		20,000
Proceeds from issuance of notes payable - related parties	497,000	-	797,000
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	-	318,000	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	2,100,000	2,100,000
Net cash provided by financing activities	517,000	2,640,351	4,935,520
Effect of exchange rate changes on cash	-	320	62,097
Net decrease in cash	(42,704)	(56,099)	2,805
Cash, beginning of period	45,509	101,608	-
Cash, end of period	$2,805	$45,509	$2,805

Non-cash investing and financing activities:
Intangible assets acquired through issuance of common stock	$-	$-	$90,560
Non-cash portion related to asset-based purchase from Urigen, Inc.:
Assumption of notes payable subsequently converted to preferred stock	$-	$-	$255,000
Amount due from stockholders for issuance of preferred stock	$-	$-	$45,724
Reclassification of Preferred stock liability to equity	$-	$1,087,579	$1,087,579
Reclassification of equity to preferred stock liability	$280,000	$-	$280,000
Reclassification of Preferred beneficial conversion feature
from liability to equity	$-	$911,179	$911,179
Valentis net equity received in connection with reverse merger	$-	$58,647	$58,647

Supplemental Cash Flow Information:
Cash paid for interest	$-	$12,088	$43,673

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

Reverse Merger

Urigen N.A. security holders owned, immediately after the closing of the Merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constituted a majority of the combined company's board of directors and all members of the executive management of the combined company were from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the Merger transaction was accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the Merger reflect the historical results of Urigen N.A. prior to the Merger and do not include the historical financial results of Valentis prior to the completion of the Merger.  Stockholders' equity (deficit) and net loss per share of the combined entity after the Merger were retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the Merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital. The consolidated financial statements have been prepared to give effect to the Merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. was considered to be acquiring Valentis in the Merger as Valentis did not meet the definition of a business in accordance with Statement of Financial Accounting Standards, SFAS No. 141, Business Combinations ("SFAS No. 141"), and Emerging Issue Task Force 98-3 ("EITF 98-3"), Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, because Valentis had no material assets or liabilities at the time of finalizing the Merger.  Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the Merger was measured at net assets acquired.

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

As of the date of this filing, the Company has realized an additional $400,000 in unexpected gross other revenue from three agreements for the licensing of Valentis technology.   The Company is not actively pursuing any development of Valentis technology obtained in the Merger and no material continuing revenues or expenses relating to the Merger are anticipated as of the date of this filing.

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

Consequently, the Company is subject to the risks associated with development stage companies, including the need for additional financings; the uncertainty of the Company’s research and development efforts resulting in successful commercial products as well as the marketing and customer acceptance of such products; competition from larger organizations; reliance on the proprietary technology of others; dependence on key personnel; uncertain patent protection; and dependence on corporate partners and collaborators. To achieve successful operations, the Company will require additional capital to continue research and development and marketing efforts. No assurance can be given as to the timing or ultimate success of obtaining future funding.

2.	Summary of Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through June 30, 2009, the Company has accumulated net losses of $11,893,513 and negative cash flows from operations of $5,454,837 and has a negative working capital of $5,080,619. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency

The functional currency of the Company until October 4, 2006 was the Canadian dollar (local currency). Starting on October 5, 2006, the functional currency is the U.S. dollar (local currency). The transactions from date of inception through October 4, 2006 in these financial statements and notes to the financial statements of the Company have been translated into U.S. dollars using period-end exchange rates for assets and liabilities, and monthly average exchange rates for expenses. Intangible assets and equity were translated at historical exchange rates. Translation gains and losses were deferred and recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Transaction gains and losses that arise from exchange rate changes denominated in other than the local currency are included in other expenses in the statement of operations and are not considered material for the periods presented.

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

Cash Concentration

At June 30, 2009, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We adopted the provisions of FIN 48 on July 1, 2007.   At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this change was not material.  Following implementation, the ongoing changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

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

	Year Ended June 30, 2009	Year Ended June 30, 2008	Period from July 18, 2005 (date of inception) to June 30, 2009

Net loss	$(2,256,607)	$(4,844,458)	$(11,893,513)
Foreign currency translation adjustments, net of tax	-	320	20,120
Comprehensive loss	$(2,256,607)	$(4,844,138)	$(11,873,393)

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows (in thousands, except per share amounts):

	2009	2008
Net loss	$(2,257)	$(4,844)
Net loss attributable to common stockholders	$(2,532)	$(4,844)
Basic and Diluted:
Weighted-average shares of common stock used in computing net loss per share	72,469	69,860
Basic and diluted net loss per share	$(0.03)	$(0.07)

The following options, warrants, and convertible securities have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive:

•	approximately 1.3 million shares of our common stock issuable upon the exercise of all of our outstanding options; and

•	approximately 17.0 million shares of our common stock issuable upon the exercise of all of our outstanding warrants.

•	210 shares of Series B preferred stock that currently is convertible into 21.0 million shares of common stock.

The common stock options and warrants subject to share vesting will be included in the calculation of loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, except for the impact of FASB Staff Position (“FSP”) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years beginning after November 15, 2008. The Company adopted SFAS 157 effective July 1, 2008 and it did not have a material effect on the Company's financial position and/or results of operations.

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

In December 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date. The Company is currently assessing the impact that EITF 07-1 may have on its financial position, results of operations, and cash flows.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective immediately, including prior periods for which financial statements have not been issued. Therefore, the Company adopted the provisions of FSP 157-3 in its financial statements in the quarter ended September 30, 2008. The adoption did not have an impact on the Company's financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 supersedes FSP 157-3 and provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. FSP 157-4 also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. FSP 157- 4 applies to all assets and liabilities within the scope of FAS 157. In addition, FSP 157-4 amends SFAS 157 to require interim disclosures of the inputs and valuation technique(s) used to measure fair value as well as disclosure of information regarding changes in valuation techniques and related inputs, if any, on an interim basis. FSP 157-4 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 157-4 in the quarter ended June 30, 2009.  The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides guidance related to determining the amount of an other-than-temporary impairment (“OTTI”) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. In addition, FSP 115-2 extends the disclosure requirements of SFAS 115 and FSP 115-1, which were previously generally only required for annual periods, to interim periods. FSP 115-2 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 115-2 in the quarter ended June 30, 2009.  The adoption did not have an impact on the Company’s financial position, results of operations, and cash flows.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”   (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require its disclosures in the interim financial statements of publicly traded companies. FAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized) except for those specifically excepted by paragraph 8 of SFAS 107, when practicable to do so. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted the provisions of FSP 107-1 in quarter ended June 30, 2009. Because FSP 107-1 requires only additional disclosures, the adoption of FSP 107-1 did not have an impact on the Company’s financial position, results of operations, and cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which is effective for interim and annual periods ending after June 15, 2009. SFAS· 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted the provisions of SFAS 165 in the fourth quarter of fiscal 2009 and it did not have a material impact on its consolidated financial position, results of' operations or cash flows. Refer to Note 17 for disclosure on subsequent events.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"), which approved the FASB Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards for all non-governmental entities, except for guidance issued by the Securities and Exchange Commission. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, beginning with the Company's first quarter of fiscal 2010, all references made to generally accepted accounting principles in the United States ("U.S. GAAP") will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $20,000  per year through 2010 and then $25,000 per year thereafter and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of June 30, 2009, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

The Company’s agreement with Urigen, Inc. included an assignment of a patent application and intellectual property rights associated therein, and the transfer of other assets and liabilities of Urigen, Inc., resulting in the recognition of net residual intangible assets, as follows:

Cash	$350,000
Receivable from Urigen, Inc.	120,000
(collected during the period ended June 30, 2006)
Expenses paid on behalf of the Company	76,923
Convertible debt	(255,000)
Subscription agreements for preferred shares	(480,000)
Other	(560)
Net intangible assets acquired	$188,637

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
This milestone was amended on November 11, 2008 to extend this portion of the agreement from three years to four years.

The summary of intangible assets acquired and related accumulated amortization as of June 30, 2009 and 2008 is as follows:

	2009	2008
Patent and intellectual property rights	$278,637	$278,637
Less: Accumulated amortization	(47,984)	(33,556)
Intangible assets, net	$230,653	$245,081

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $14,428 and $14,428 for the years ended June 30, 2009 and 2008, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

July 1, 2009 – June 30, 2010	$14,428
July 1, 2010 – June 30, 2011	14,428
July 1, 2011 – June 30, 2012	14,428
July 1, 2012 – June 30, 2013	14,428
July 1, 2013 – June 30, 2014	14,428
Thereafter	158,513
$230,653

4.	Accrued Expenses

At June 30, 2009 and 2008, the accrued expenses were as follows:

		June 30,
	2009	2008
Accrued payroll	$1,206,414	$465,139
Accrued payroll taxes	530,100	530,837
Accrued expenses – other	569,616	369,167
	$2,306,130	$1,365,143

5.	Contractual Obligations and Notes Payable

In November 2007, the Company entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men.  The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen common stock and accrued $1,500,000 in milestone payments.  The Company terminated its license agreement with Mattern effective March 31, 2008.  Accordingly, the accrued liability and intangible asset was reversed and a general and administrative impairment expense of $99,750 was recorded, which represents the fair value of the one million shares of restricted stock that were issued.  The Company believes there will be no further payments to Mattern as a result of this transaction.

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of June 30, 2009.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  Interest expense paid was $0 and $8,000 for the years ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and 2008, the Company owed accrued interest expense of $42,000 and $18,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time, was President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC).  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of June 30, 2009. Interest paid was $0 and $4,088 for the years ended June 30, 2009 and 2008, respectively.  At June 30, 2009 and 2008, the Company owed accrued interest expense of $23,236 and $9,536, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009.  At June 30, 2009 and June 30, 2008, the Company owed accrued interest expense of $17,600 and $8,800, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of June 30, 2009. At June 30, 2009, the Company owed accrued interest expense of $5,417.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $2,708.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At June 30, 2009, the Company owed accrued interest expense of $665.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At June 30, 2009, the Company owed accrued interest expense of $2,342.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $3,475.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $8,021.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. At June 30, 2009, the Company owed accrued interest expense of $2,208.

The Company entered into a note purchase agreement (the “Note”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note matures on October 9, 2009. Interest at the rate of 10% per annum is payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.  As of June 30, 2009, the Company owed accrued interest expense of $13,125.

The Note currently is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share.

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

•
The Company agreed not to issue any variable equity securities, as such term is defined in the purchase agreement, unless the Company receives the prior written approval of Platinum. Variable equity securities include, but are not limited to, (A) any debt or equity securities which are convertible into, exercisable or exchangeable for, or carry the right to receive additional shares of common stock, (B) any amortizing convertible security which amortizes prior to its maturity date, where the Company is required to or has the option to make such amortization payment in shares of common stock, or (C) any equity line transaction.

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

The issuance of this Note resulted in a change to the conversion price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 (see Note 10).

On January 21, 2009, the Company entered into an unsecured non interest bearing convertible promissory note of $50,000 with a third party.   The note matures on December 31, 2009. Under the terms of the note, the third party will perform consulting services for the Company.  Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of this note, the holder may elect to convert some or all of the principal owing under this note into shares of the Company’s common stock at the rate of $0.02 per share.  The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount is being amortized as additional interest expense over the term of the note.

On April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This note matures on October 9, 2009. The terms of this note are the same as the Note issued by the Company pursuant to the note purchase agreement on January 9, 2009.  It is stipulated in this note that the proceeds shall be used by the Company to retain CEOcast, Inc. to render investor relations services.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At June 30, 2009, the Company owed accrued interest expense of $113.

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006.  The agreement was terminated by Mr. Nida in January 2009.  As of June 30, 2009, Mr. Nida provided $6,700 of consulting services.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provided that either party may terminate the agreement upon written notice.  As of June 30, 2009, Dr. Giesing had not provided any consulting services to the Company.

6.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses to date.  Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of June 30, 2009 and 2008:

	2009	2008
Deferred Tax Assets:
Accrued Compensation	$480,568	$180,904
Other Accrued Expenses	217,538	331,689
Restricted Stock	11,178	8,151
Net Operating Losses	2,656,151	2,003,932
Tax Credits	144,603	128,713
Total Deferred Tax Assets	3,510,038	2,653,389

Deferred Tax Liabilities:
Intangible Assets	(1,432)	(1,652)
Beneficial Conversion Feature on Convertible Notes	(9,959)	-
Total Deferred Tax Liabilities	(11,391)	(1,652)

Valuation Allowance	(3,498,647)	(2,651,737)

Net Deferred Tax Asset	$-	$-

SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.  The valuation allowance increased by $846,910 at June 30, 2009 and by $1,487,382 at June 30, 2008.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements is $0.

Net operating losses and tax credit carry forwards as of June 30, 2009 are as follows:

	Amount	Expiration Years

Net operating losses, Federal	$6,668,334	Beginning in 2027

Net operating losses, State	6,665,934	Beginning in 2017

Tax credits, Federal	85,351	Beginning in 2027

Tax credits, State	89,775	N/A

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	2009	2008

Statuary Rate	34.00%	34.00%

State Tax	6.04%	4.80%

Other	-0.12%	-8.74%

Tax credits	0.42%	0.67%

Valuation Allowance	-40.34%	-30.73%

Total	0.00%	0.00%

Our policy is to recognize interest and penalties related to income taxes as a component of other income (expense). We are subject to income tax examinations for U.S. incomes taxes and state income taxes from 2007 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2010.

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

In November 2008, the Company issued 1,363,150 shares of common stock (subscribed in December 2007) pursuant to various employment agreements, for a total aggregate value of $36,798.

In November 2008, the Company issued 1,870,583 shares of common stock (subscribed between January and June 2008) for aggregate proceeds of $318,000.

In November 2008, the Company issued 431,059 shares of common stock (subscribed between January and June 2008) pursuant to various vendor and consultant agreements, for a total value of $54,868.

In November 2008, the Company issued 100,000 shares of common stock at $0.076 per share pursuant to an employment agreement, for a total value of $7,600.

In January 2009, the Company issued 60,000 shares of common stock (subscribed in May 2008) at $0.12 per share pursuant to a vendor agreement for a total value of $7,200.

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

As of June 30, 2009, the Series B preferred stock conversion price was adjusted to $0.10 per share, as a result of another issuance at a lower price.

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

The Company also issued to Platinum a warrant to purchase 14,000,000 shares of the Company's common stock at $0.18 per share. The warrants have a term of five years, and expire on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company's common stock is greater than the warrant exercise price.  On December 13, 2007, registration by the Company of 13,120,000 of the underlying shares became effective.  On February 11, 2009 Platinum approved a 180 day extension of time from January 22, 2009 to July 22, 2009 to file an additional registration statement for the balance of the shares of common stock. The Company is currently in negotiations with Platinum to obtain an additional extension for an additional 180 days to January 18, 2010.

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

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with EITF 00-19, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B preferred stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.  During the year ended June 30, 2008, based on changes in market value of the remaining unregistered shares classified as a liability, the Company, in accordance with EITF 00-19, recognized an additional change in fair value as other income in the amount of $55,579, for a total of $949,895 for the year.  During the year ended June 30, 2009, based on changes in market value of the remaining unregistered shares classified as a liability, the Company recognized $366,674 as other expense.

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

The impact of this modification to the conversion price of the Company’s Series B Preferred Stock also resulted in a $202,000 incremental beneficial conversion feature from that originally recorded in the quarter ended September 30, 2007 upon the closing of the July 2007 Series B Convertible Preferred Stock agreement.  This incremental beneficial conversion feature was allocated by a $14,000 charge to interest expense and an increase in the Series B convertible beneficial conversion feature liability included in the accompanying consolidated balance sheet, with the remaining $188,000 resulting in offsetting entries to additional paid-in capital for the portion of shares registered prior to this new note.

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

In December 2007, the Company issued 63,150 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $6,299 to two former employees of the Company.  The Company also issued 540,815 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $71,320 pursuant to vendor agreements.  The Company also issued 1,300,000 shares of subscribed restricted common stock to two employees pursuant to Employee Restricted Stock Agreements. See Note 14 for stock-based compensation expense.

In January 2008, the Company issued 20,000 shares of subscribed common stock at $0.171 per share for an aggregate of $3,420 to a consultant pursuant to a consulting agreement.  The Company also issued 500,000 shares of subscribed common stock at $0.20 per share and 250,000 warrants at $0.25 per share for aggregate proceeds of $100,000.  The Company also issued 380,000 shares of subscribed common stock at $0.1045 per share for an aggregate of $39,710 pursuant to a vendor agreement.  The 380,000 shares were issued in June 2008.  The agreement provides warrants to purchase additional common stock at $0.15 per share.  The number of warrants to be issued is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants issuable under the agreement.

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

In August 2008, the Company issued an additional 88,230 shares of subscribed common stock under a revised purchase agreement which revalued the stock at $0.17 per share, down from $0.20 per share in the original agreement.

In September 2008, the Company issued 58,125 shares of subscribed common stock at $0.1045 per share for an aggregate of $6,074 pursuant to the Company’s directors’ compensation agreement.

In November 2008, 3,664,792 shares of subscribed common stock, at a range of $0.105 to $0.19 per share were issued as common stock with a par value of $3,665 and a subscribed total value of $409,666.

In December 2008, the Company issued 58,125 shares of subscribed common stock at $0.019 per share for an aggregate value of $1,104 pursuant to the Company’s directors’ compensation agreement.

In January 2009 the Company reversed 46,500 shares of subscribed common stock at a range of $0.019 to $0.1805 per share for an aggregate of $4,527 pursuant to the Company’s directors’ compensation agreement.

In January 2009 60,000 shares of subscribed common stock at $0.12 per share were issued as common stock with a par value of $60 and a subscribed value of $7,200.

In February 2009, the Company issued 200,000 shares of subscribed common stock at $0.14 per share for a value of $28,000 pursuant to a consulting agreement.

In March 2009, the Company issued 325,000 shares of subscribed common stock at $0.10 per share for a value of $32,500 pursuant to two consulting agreements.

In April 2009, the Company issued 15,000 shares of subscribed common stock at $0.09 per share for a value of $1,350 pursuant to a consulting agreement.

12.	Related Party Transactions

As of June 30, 2009 and 2008, the Company is paying a fee of $1,083 and $3,211 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value.  As of June 30, 2009 and 2008, Dr. Garner and EGB Advisors, LLC were owed $6,007 and $0, respectively. From the inception of the Company to June 30, 2009 and 2008, respectively, the Company has paid $190,530 and $175,428 to these related parties.

Several stockholders provided consulting services and were paid $174,208 and $171,708 for those services from the inception of the Company to June 30, 2009 and 2008, respectively.  As of June 30, 2009 and 2008, respectively, $456 and $456 was owed to these consultants.

As of June 30, 2009 and 2008, the Company’s former legal counsel in Canada was owed $67,169 and $67,169, respectively.  From the inception of the Company to June 30, 2009 and 2008, the Company paid $78,299 and $78,299, respectively, for legal expenses to the related party stockholders’ company.

As of June 30, 2009 and 2008, the Company’s legal counsel was owed $102,861 and $102,861, respectively. From the inception of the Company to June 30, 2009 and 2008, the Company paid $173,325 and $173,325, respectively, for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note. As of June 30, 2009, $1,559 of accrued interest was due the Company.

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

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 1,034 and 6,875 unvested options as of June 30, 2009 and 2008 respectively.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The amount of income (expense) recorded due to the expiration (vesting) of options totaled approximately $40,000 and ($30,000) during fiscal 2009 and 2008 respectively, and is expected to remain immaterial in future periods.

The following tables set forth information as of June 30, 2009 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be	Weighted-average exercise	Number of securities remaining
	issued upon exercise of	price of outstanding	available for future issuance
	outstanding options, and	options, and	under equity compensation plans
	restricted stock awards	restricted stock awards	(excluding securities
reflected in column (a))
	(a)	(b)	(c)
Prior Equity compensation plans approved by security holders	1,348,180	$5.81	2,820,010

Plan Name	Reserved Shares	Active Plan Shares	Inactive Plan Shares	Options Outstanding	Weighted Avg.	Weighted Avg. Contractual Term (yrs.)
1997 Equity Incentive Plan (active)	3,593,190	3,593,190		1,302,180	$5.95	5.14
1998 Non-Employee Directors Stock Option Plan (active)	575,000	575,000		46,000	$1.87	5.35
2001 Nonstatutory Incentive Plan (inactive)	690,000		690,000
2003 401 K Reserve (inactive)	159,219		159,219
2003 Employee Stock Purchase Plan (inactive)	515,500		515,500
401k Plan (inactive)	1,060		1,060
Genemedicine 1993 Stock Option Plan (expired)	37,141		37,141
Other Stock Options (expired)	2,564		2,564
Total	5,573,674	4,168,190	1,405,484	1,348,180

Period reconciliation	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Term (yrs.)
Options outstanding as of 6/30/2008	1,387,428	$6.06	6.12
Expired/forfeited	(39,248)	$12.46
Outstanding options, 6/30/2009	1,348,180	$5.81	5.15
Options vested and exercisable, 6/30/2009	1,347,146	$5.81	5.15
Options vested and expected to vest, 06/30/2009	1,348,180	$5.81	5.15

Stock Option Plan Descriptions:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of the Company’s stockholders. As of June 30, 2009, an aggregate of 3.6 million shares have been authorized for issuance and options to purchase approximately 1.3 million shares of common stock had been granted and remain outstanding under the Incentive Plan.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each non-employee director, other than a non-employee director who currently serves on the Board of Directors, automatically shall be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock, and each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. Generally, options under the 1998 Non-Employee Directors’ Plan vest monthly over 4 years and expire upon the earlier of ten years after the date of grant or one year after termination of service. As of June 30, 2009, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 46,000 shares of common stock had been granted and remain outstanding to non-employee directors under the Directors’ Plan.

Two restricted stock awards (“RSAs”) for a total of 1,300,000 shares were granted to two employees in fiscal 2008, outside of a predefined plan.  These awards vest over four years with a one year cliff. The restrictions on these awards are related to the vesting period and to the unregistered nature of the underlying shares.  The Company assumes a 5% forfeiture rate.  The accounting for these awards under FAS123R is presented in tabular format below.  In November 2008, the Company issued all shares under this plan and approved early vesting of these shares.  During the year ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense for these RSAs of $120,349 and $20,462, respectively.

Non-Vested Shares	Number of	Weighted Average ("WA")	Total Fair Value Shares Vested	WA Remaing Vesting
	Shares	Grant Date Fair Value		Period (years)
Outstanding Non-vested Shares, at 6/30/2007	-
Non-vested Shares granted	1,300,000	$0.11	$-	-
Vested Shares	-	-	$-	-
Non-vested Shares forfeited	-	-	$-	-
Outstanding Non-vested shares, at 6/30/08	1,300,000	$0.11	$-	3.27
Non-vested Shares granted	-	$-	$-	-
Vested Shares	1,300,000	0.11	$143,000	-
Non-vested Shares forfeited	-	-	$-	-
Outstanding Non-vested shares, at 6/30/09	-	$-	$-	-
Total Unrecognized Compensation Cost for Non-vested Shares at 6/30/08:	$101,055
Total Unrecognized Compensation Cost for Non-vested Shares at 6/30/09:	$-

15.	Warrants

The following tables set forth information as of June 30, 2009 with respect to the Company’s outstanding warrants:

		Weighted
	Common	Average
	Share	Exercise
	Warrants	Price	Expiration
June 2005 Private Placement	903,000	$3.49	June 2010

March 2006 Private Placement	1,072,500	$3.00	March 2011

2006 Swiss Banker Warrants	100,000	$6.20	August 2009

2007 Private Placement	14,000,000	$0.125	August 2012

2008 Private Placement	935,290	$0.22	January - May 2013

Total	17,010,790	$0.53

On January 31, 2008 the Company entered into an agreement with Redington Inc. to provide investor relations services.   The number of warrants to be issued Redington Inc. is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants possibly issuable under the agreement. As of June 30, 2009, no warrants have been earned or issued under this agreement.

16.  Fair Value Measurements

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

The Company's adoption of SFAS 157 did not have a material impact on its consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below. FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are summarized below:

	Level 1	Level 2	Total
Assets:
Cash	$2,805	$-	$2,805

Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$709,200	$709,200

17.  Subsequent Events

The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of June 30, 2009 through September 23, 2009, the day before the date that these financial statements were filed with the Securities and Exchange Commission in this Annual Report on Form 10-K.

On July 7, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.

On July 21, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.

On July 21, 2009, Benjamin F. McGraw, III tendered his resignation as a member of the Board of Directors of Urigen Pharmaceuticals, Inc. effective immediately. There were no disagreements with the Company that led to Mr. McGraw’s resignation.

On August 13, 2009, Urigen Pharmaceuticals, Inc. entered into an Amendment No.2 (the “Amendment No. 2”) to the note purchase agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment No. 2 the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. The note matures on October 9, 2009. The terms of the note are the same as the Note issued by the Company pursuant to the purchase agreement on January 9, 2009. (See Note 5)

On August 24, 2009, Urigen, N.A., Inc. the wholly owned subsidiary of Urigen Pharmaceuticals, Inc., entered into Amendment No.3 to the certain License Agreement effective June 6, 2004 between Urigen N.A and the Regents of the University of California for the agreement described in Note 3. Pursuant to the terms of the Amendment, the license maintenance fees were amended to provide for future payments as follows:

A.	$20,000 on June 6, 2010,

B.
$25,000 on June 6, 2011 and annually thereafter on each anniversary; provided however that the Company’s obligation to pay license maintenance fees will end on the date the Company is commercially selling the licensed product.

The amendment provides that as partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, the Company shall issue 250,000 shares of its common stock to the University. The acceptance of the shares is subject to the final approval of the Office of the President of the University.

18.	Quarterly Financial Information (UNAUDITED)

	Quarter
	First		Second		Third		Fourth
	(in thousands, except per share data)
2009
Revenue	$	―	$	―	$	―	$	―
Total operating expenses		(530)		(454)		(288)		(533)
Total other income (expenses), net		68		23		(508)		(35)
Net loss		(462)		(431)		(796)		(568)
Net loss attributable to common stockholders		(488)		(457)		(1,002)		(585)
Basic and diluted net loss per share		$(0.01)		$(0.01)		$(0.01)		$(0.01)
2008
Revenue	$	―	$	―	$	―	$	―
Total operating expenses		(1,209)		(1,040)		(827)		(634)
Total other income (expenses), net		(2,117)		1,035		50		(102)
Net loss		(3,326)		(5)		(777)		(736)
Basic and diluted net loss per share		$(0.05)		$(0.00)		$(0.01)		$(0.01)