Form 10-Q
period 2009-09-30
Urigen Pharmaceuticals, Inc.
filed 2009-11-16
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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
☐  Yes     ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 73,744,327 as of November 13, 2009.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2009	June 30, 2009
Current assets:
Cash	$12,104	$2,805
Prepaid expenses and other assets	93,061	34,276
Total current assets	105,165	37,081

Note receivable from related party	16,120	16,691
Property and equipment, net	2,029	2,299
Intangible assets, net	227,046	230,653
Other assets	65,000	72,500
Total assets	$415,360	$359,224

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Account payable	$749,843	$595,902
Accrued expenses	2,428,251	2,306,130
Series B convertible preferred stock liability	512,200	709,200
Series B convertible preferred beneficial conversion feature	75,264	75,264
Series B dividends payable	160,900	142,861
Warrant liability	945,549	-
Notes Payable	333,500	145,000
Due to related parties	168,728	257,218
Notes payable - related parties	980,250	886,125
Total current liabilities	6,354,485	5,117,700

Commitments and contingencies (Note 3)

Stockholders' (deficit):
Series B convertible preferred stock	1,087,579	1,087,579

Common stock	73,495	73,495

Subscribed stock	99,961	79,961
Additional paid-in capital	4,728,069	5,873,882
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(11,948,349)	(11,893,513)
Total stockholders' deficit	(5,939,125)	(4,758,476)
Total liabilities and stockholders' deficit	$415,360	$359,224

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Three Months Ended September 30,		(date of inception) to
	2009	2008	September 30, 2009
Operating expenses:

Research and development	$7,450	$94,703	$2,448,928
General and administrative	347,770	385,274	7,456,017
Sales and marketing	-	50,483	648,346
Total operating expenses	355,220	530,460	10,553,291

Loss from operations	(355,220)	(530,460)	(10,553,291)

Other income (expense), net:
Interest income	429	201	42,710
Interest expense	(71,792)	(38,170)	(2,598,369)
Other income (expense), net	478,065	106,433	1,266,919
Total other income (expense), net	406,702	68,464	(1,288,740)

Net income (loss)	51,482	(461,996)	(11,842,031)
Deemed dividend related to incremental
beneficial conversion feature on preferred stock	-	-	188,000

Accretion of dividend on preferred stock	18,039	-	105,267

Net income (loss) attributable to common stockholders	$33,443	$(461,996)	$(12,135,298)

Net income (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common shares used in computing net income (loss) per share:
Basic	74,126,718	72,002,103
Diluted	74,126,718	72,002,103

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Three Months Ended September 30,		(date of inception) to
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$51,482	$(461,996)	$(11,842,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	270	2,195	12,440
Amortization of intangible assets	3,607	3,607	51,591
Non-cash expenses: compensation, interest, rent, and other	42,908	2,501	1,799,706
Preferred Series B discount and imputed interest	-	-	2,156,270
Change in fair value of Series B convertible preferred stock liability	(197,000)	13,895	(780,221)
Change in fair value of warrant liability	(288,326)	-	(288,326)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(51,285)	(49,214)	63,545
Due from related party	571	(197)	(16,120)
Accounts payable	153,941	33,588	749,844
Accrued expenses	122,121	299,766	2,219,536
Due to related parties	(88,490)	19,680	168,728
Net cash used in operating activities	(250,201)	(136,175)	(5,705,038)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(11,306)
Proceeds from sale of property and equipment	-	1,329	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by investing activities	-	1,329	460,025

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	-	222,351
Proceeds from issuance of notes payable	-	-	20,000
Proceeds from issuance of notes payable - related parties	259,500	185,000	1,056,500
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	-	-	333,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	-	2,100,000
Net cash provided by financing activities	259,500	185,000	5,195,020
Effect of exchange rate changes on cash	-	-	62,097
Net increase in cash	9,299	50,154	12,104
Cash, beginning of period	2,805	45,509	-
Cash, end of period	$12,104	$95,663	$12,104

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at September 30, 2009 and the results of operations for the interim periods ended September 30, 2009 and 2008 and for the cumulative period from July 18, 2005 (date of inception) to September 30, 2009.  The condensed consolidated balance sheet data as of June 30, 2009 was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2009, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through September 30, 2009, the Company has accumulated net losses of $11,842,031 and negative cash flows from operations of $5,705,038 and as of September 30, 2009 the Company has a negative working capital of $6,249,320. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all, especially in light of current economic conditions and a resultant credit freeze. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including cash, note receivable from related party, prepaid expenses, notes payable, accounts payable, accrued expenses, and due to related parties approximate fair value due to their short maturities.

Company policy is to value its stock based on the average of the daily open and close price except where accounting standards or contractual terms specifically call for a different method.  Based on restricted stock valuation studies the Company assumes a 5% valuation discount on unregistered Company equity instruments due to the restrictions on such instruments.

Cash Concentration

At September 30, 2009, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

In June 2006, the Company adopted provisions of a standard regarding uncertain tax positions issued by the Financial Accounting Standards Board (“FASB”). These provisions prescribe a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions were effective for fiscal years beginning after December 15, 2006.  We adopted the provisions on July 1, 2007.   At the adoption date we did not have any unrecognized tax benefits and did not have any interest or penalties accrued. The cumulative effect of this adoption was not material.  Following implementation, the ongoing changes in measurement of uncertain tax provisions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”) (previously listed as SFAS No. 130, “Reporting Comprehensive Income”) which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. The components of other comprehensive income (loss) consist of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are as follows:

			Period from
	Three Months	Three Months	July 18, 2005
	Ended	Ended	(date of inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009

Net income (loss)	$51,482	$(461,996)	$(11,842,031)
Foreign currency translation adjustments, net of tax	-	-	20,120

Comprehensive loss	$51,482	$(461,996)	$(11,821,911)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Accounting for Compensation Arrangements” (“ASC 718”) (previously listed as SFAS No. 123 (revised 2004), “Share-Based Payment”) which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”) (previously listed as Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”), the Company records stock and options granted to non employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

Stock-based compensation expense is recognized based on awards expected to vest, and forfeitures were estimated at 5%.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In December 2007, FASB issued FASB ASC Topic 810, “Consolidation” (“ASC 810”) (previously SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”).  ASC 810 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. ASC 810 requires retroactive adoption of presentation and disclosure requirements for existing minority interests. There was no impact upon adoption of ASC 810 on our condensed consolidated financial statements.

In December 2007, FASB issued FASB ASC Topic 808, “Collaborative Agreement” (“ASC 808”) (previously EITF 07-01, “Accounting for Collaborative Arrangements”).  Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied retrospectively for all collaborative arrangements existing as of the effective date.   There was no impact upon adoption of ASC 808 on our condensed consolidated financial statements and its effects on future periods will depend on the nature and extent of collaborative agreements that we complete, if any, in or after fiscal year 2010.

In July 2008, FASB issued FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). This issue was added to the EITF's agenda with the purpose of providing an overall framework for determining whether an instrument is indexed to an entity's own stock and whether such instruments or embedded features are classified as equity or a liability.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815 on July 1, 2009 resulted in a decrease of $1,127,557 to additional paid-in-capital, an increase to accumulated deficit of $106,318 and an increase to liabilities of $945,549 on the Company’s condensed consolidated balance sheet.  Accordingly, the Company recognized a $218,326 gain from the change in fair value of these warrants for the three months ended September 30, 2009.   See Note 11.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168") (now required to be listed as FASB ASC topic 105), which approved the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP  and reporting standards for all non-governmental entities, except for guidance issued by the Securities and Exchange Commission. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company applied the Codification beginning in the first quarter of fiscal year 2010; however, references to both current GAAP and the Codification are included in this filing.  We have determined that there is no impact from adopting the Codification on our condensed consolidated financial statements.

3.	Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego was for a license previously licensed to Urigen, Inc.  In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $20,000 per year through 2010 and then $25,000 per year thereafter and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of September 30, 2009, $25,000 of milestone payments have been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

On August 24, 2009, Urigen, N.A., Inc. the wholly owned subsidiary of Urigen Pharmaceuticals, Inc. entered into Amendment No.3 (the “Amendment”) to the certain License Agreement effective June 6, 2004 between Urigen N.A and the Regents of the University of California (the “University”) for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for Immediate Symptom Selief and Chronic Therapy in Interstitial Cystitis Patients.” Pursuant to the terms of the Amendment, the license maintenance fees were amended to provide for future payments of $20,000 on June 6, 2010 and $25,000 on June 6, 2011 and annually thereafter on each anniversary; provided however that the Company’s obligation to pay license maintenance fees will end on the date the Company is commercially selling the licensed product.  The Amendment provides that as partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, the Company shall issue 250,000 shares of its common stock to the University. The shares were issued on November 6, 2009.

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

The summary of intangible assets acquired and related accumulated amortization as of September 30, 2009 and June 30, 2009 is as follows:

	September 30,	June 30,
	2009	2009
Patent and intellectual property rights	$278,637	$278,637
Less: Accumulated amortization	(51,591)	(47,984)
Intangible assets, net	$227,046	$230,653

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $3,607 for the quarters ended September 30, 2009 and 2008, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

Remaining nine months of fiscal year 2010	$10,821
Fiscal year 2011	14,428
Fiscal year 2012	14,428
Fiscal year 2013	14,428
Fiscal year 2014	14,428
Thereafter	158,513
$227,046

4.	Accrued Expenses

At September 30, 2009 and June 30, 2009, the accrued expenses were as follows:

	September 30, 2009	June 30, 2009
Accrued payroll	$1,309,760	$1,206,414
Accrued payroll taxes	531,860	530,100
Accrued other	586,631	569,616
	$2,428,251	$2,306,130

5.	Contractual Obligations and Notes Payable

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  All amounts due under the note agreement are still outstanding as of September 30, 2009.  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $48,000 and $42,000, respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as described in the Subsequent Events footnote (see Note 12).

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time, was President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC).  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum. All principal amounts due under the note agreement are still outstanding as of September 30, 2009.  At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $26,970 and $23,236, respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with KTEC Holdings, Inc. Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009.  At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $19,800 and $17,600, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $6,917 and $5,417 respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $3,458 and $2,708 respectively.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $852 and $665 respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with William J. Garner.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $3,092 and $2,342 respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with William J. Garner.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events (see Note 12).

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $4,600 and $3,475 respectively.  On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events (see Note 12).

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $10,646 and $8,021 respectively.  On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. All principal amounts due under the note agreement are still outstanding as of September 30, 2009.  At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $2,958 and $2,208 respectively.

The Company entered into a note purchase agreement (the “Note”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note originally provided for a maturity date of October 9, 2009 which was subsequently extended through April 9, 2010 as described in the Subsequent Events footnote (see Note 12). Interest at the rate of 10% per annum is payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.  As of September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $19,310 and $13,125, respectively.

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

The issuance of this Note resulted in a change to the conversion price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 (see Note 6).

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

On April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This note originally provided for a maturity date of October 9, 2009, which was subsequently extended through April 9, 2010 as described in the Subsequent Events footnote (see Note 12). The terms of this note are the same as the Note issued by the Company pursuant to the note purchase agreement on January 9, 2009.  It is stipulated in this note that the proceeds shall be used by the Company to retain CEOcast, Inc. to render investor relations services. At September 30, 2009  and June 30, 2009, the Company owed accrued interest expense of $1,700 and $700, respectively.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009 and June 30, 2009, the Company owed accrued interest expense of $675 and $113, respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On July 7, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of September 30, 2009. At September 30, 2009, the Company owed accrued interest expense of $519. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On July 21, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  All principal amounts due under the note agreement are still outstanding as of September 30, 2009.  At September 30, 2009, the Company owed accrued interest expense of $875. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote (see Note 12).

On August 13, 2009, the Company entered into an Amendment No.2 (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. The Note originally provided for a maturity date of October 9, 2009, which was subsequently extended through April 9, 2010 as fully described in the Subsequent Events footnote (see Note 12). The terms of the Note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  At September 30, 2009 the Company owed accrued interest expense of $2,740.

On September 29, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $12,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of September 30, 2009.  At September 30, 2009, the Company owed accrued interest expense of $0. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events (see Note 12).

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006.  The agreement was terminated by Mr. Nida in January 2009.  As of September 30, 2009, Mr. Nida provided $6,700 of consulting services.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provided that either party may terminate the agreement upon written notice.  As of September 30, 2009, Dr. Giesing had not provided any consulting services to the Company.

6.	Series B Convertible Preferred Stock

In December 2005, the SEC published guidance on the application of the FASB ASC Topic 815, (previously EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, in relation to the effect of cash liquidated damages provisions upon conversion of convertible equity securities. Due to this interpretation of ASC 815, the Company classified the $2.1 million July 2007 private placement of Series B Preferred Stock issued to Platinum-Montaur Life Science, LLC (“Platinum”) as a liability not equity for the period ended September 30, 2007.

The Company determined that the liquidated damages could result in net-cash settlement of a conversion.  ASC 815 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. Under the provisions of ASC 815, a contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, at September 30, 2007, the Company determined that the Series B Preferred Stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B Preferred Stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were determined to be equity in accordance with ASC 815. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 as a discount to equity. In accordance with ASC 470, the Company compared the amount allocated to the Series B Preferred Stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, in accordance with ASC 470, amortized that amount and the relative fair value amount allocated to the warrants immediately, as the Series B Preferred Stock was immediately convertible. This amount was included in non-cash interest expense for the period ended September 30, 2007.

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company, in accordance with ASC 815, recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B Preferred Stock to equity.  In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007.  Each quarter since, the Company has continued to mark to market the portion of this financing classified as liability in the accompanying condensed consolidated balance sheet, in accordance with ASC 815.

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

In addition, as a result of 21 million shares of common stock now being issuable upon conversion of the July 2007 Series B Convertible Preferred Stock, the number of unregistered shares under this agreement increased from 880,000 shares to 7,880,000 shares and thereby, the potential cash settlement the Company would be required to make if it were unable to issue registered shares upon conversion also increased.  This resulted in a reclassification of $700,000 from additional paid-in capital to Series B convertible preferred stock liability.  In accordance with ASC 815, the change in fair value of the agreement during the period the agreement was classified as equity should be accounted for as an adjustment to equity and therefore, the Company recorded a $420,000 increase to additional paid-in capital and a decrease to Series B convertible preferred stock liability to reflect the decrease in fair value of the Company’s stock from December 13, 2007 to January 9, 2009.  Subsequent to the reclassification from equity to liability, in accordance with ASC 815, the portion now classified as a liability should be marked to fair value through earnings/loss.  Therefore, for the period from July, 1 2009 to September 30, 2009, a $197,000 mark to market charge increased other income and decreased the Series B convertible preferred stock liability.

The Company registered 13,120,000 shares of common stock (the “Registered Shares”) issuable upon conversion of the Series B Preferred Stock in a registration statement which was declared effective by the SEC on December 13, 2007. The Company is obligated to file an additional registration statement to register the additional shares issuable under the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007 on , the later of (i) ninety (90) days following the sale of substantially all of the Registered Shares included in the initial Registration Statement or any subsequent Registration Statement and (ii) seven (7) months following the effective date of the initial Registration Statement or any subsequent Registration Statement, as applicable, or such earlier date as permitted by the Commission. As of the date of this report, none of the Registered Shares have been sold therefore the Company is not at this time required to file an additional registration statement.

7.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Accounting for Compensation Arrangements” (“ASC 718”) (previously listed as SFAS No. 123 (revised 2004)), “Share-Based Payment”, which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”) (previously listed as Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”), the Company records stock and options granted to non employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were 418 unvested options as of September 30, 2009.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three month period ended September 30, 2009 and is expected to remain immaterial in future periods.  No grants occurred in the three month period ending September 30, 2009.  No expirations or cancellations occurred in this period.

8.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, net of certain common shares outstanding that are held in escrow or subject to the Company’s right of repurchase. Diluted earnings per share include the effect of options and warrants, if dilutive. Diluted net loss per share has not been presented separately as, given our net loss position for all periods presented, the result would be anti-dilutive.

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows:

	Three months ended
	September 30,
	2009	2008
Net Income (loss)	$51,482	$(461,996)

Net income (loss) attributable ot common stockholders	$33,443	$(461,996)

Net income (loss) attributable per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common shares used in computing net income (loss) per share:
Basic	74,126,718	72,002,103
Diluted	74,126,718	72,002,103

As of September 30, 2009 and 2008, respectively, approximately 18.3 million and 22.3 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

9.	Related Party Transactions

As of September 30, 2009 and 2008, the Company is paying a fee of $1,083 and $3,211 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value.  As of September 30, 2009 and June 30, 2009, Dr. Garner and EGB Advisors, LLC were owed $6,945 and $6,007, respectively. From the inception of the Company to September 30, 2009 and 2008, respectively, the Company has paid $193,975 and $183,216 to these related parties.

Several stockholders provided consulting services and were paid $174,208 and $171,708 for those services from the inception of the Company to September 30, 2009 and 2008, respectively.  As of September 30, 2009 and June 30, 2009, respectively, $456 and $456 was owed to these consultants.

As of September 30, 2009 and June 30, 2009, the Company’s former legal counsel in Canada was owed $67,169 and $67,169, respectively.  From the inception of the Company to September 30, 2009 and 2008, the Company paid $78,299 and $78,299, respectively, for legal expenses to the related party stockholders’ company.

As of September 30, 2009 and June 30, 2009, the Company’s former legal counsel was owed $102,861 and $102,861, respectively. From the inception of the Company to September 30, 2009 and 2008, the Company paid $173,325 and $173,325, respectively, for legal expenses to the related party stockholder’s company.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note. From the inception of the Company to September 30, 2009, Inverseon has paid the Company $1,000 in interest income. As of September 30, 2009, $988 of accrued interest was due the Company.

10.	Fair Value Measurements

Effective July 1, 2008, the Company adopted fair value measurement guidance issued by the FASB which define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company's adoption of these changes did not have a material impact on its condensed consolidated financial statements. The Company has segregated all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below.  FASB guidance delayed the effective date for all nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and June 30, 2009 are summarized below:

	September 30, 2009			June 30, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash	$12,104	$-	$12,104	$2,805	$-	$2,805

Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$512,200	$512,200	$-	$709,200	$709,200

Warrant Liability	$-	$945,549	$945,549	$-	$-	$-

11.	Warrants

Effective July 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase 14,000,000 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.125 and expire in July 2012. Effective July 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On July 1, 2009, the Company reclassified the effects of prior accounting for the warrants by decreasing additional paid-in capital by $1,127,557, increasing accumulated deficit by $106,318, and recording a $1,233,875 warrant liability. The fair value of these common stock purchase warrants decreased to $945,549 as of September 30, 2009. Accordingly, the Company recognized a $288,326 gain from the change in fair value of these warrants for the three months ended September 30, 2009. The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of July 1, 2009 and September 30, 2009 were as follows:

Assumption as of July 1, 2009:
Risk-free interest rate	1.64%
Expected volatility	271%
Expected life (in years)	3.04
Dividend yield	0.00%

Assumption as of September 30, 2009:
Risk-free interest rate	1.45%
Expected volatility	265%
Expected life (in years)	2.79
Dividend yield	0.00%

12.	Subsequent Events

The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of September 30, 2009 through November 13, 2009, the day before the date that these financial statements were filed with the Securities and Exchange Commission in this Quarterly Report on Form 10-Q.

On October 26, 2009, the Company entered into an Amendment to Senior Secured Convertible Promissory Notes with Platinum-Montaur Life Sciences, LLC (“Platinum”). Pursuant to the terms of the Amendment, the maturity dates of the following Notes issued by the Company to Platinum were extended to April 9, 2010: (A) Senior Secured Convertible Promissory Note No. 1 dated January 9, 2009 in the principal amount of $257,000; (B) Senior Secured Convertible Promissory Note No. 2 dated April 22, 2009 in the principal amount of $40,000; and (C) Senior Secured Convertible Promissory Note No. 3 dated August 13, 2009 in the principal amount of $202,500.

On October 26, 2009, the Company entered into Debt Settlement Agreements with William J. Garner, its CEO, and KTEC Holdings, Inc. (“KTEC”). Pursuant to the terms of the Debt Settlement Agreements, Dr. Garner converted outstanding unsecured promissory notes in the amount of $25,000 plus accrued interest of $4,256 into 292,562 shares of subscribed common stock of the Company.  KTEC converted an outstanding unsecured promissory note of $100,000 plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company.  All of the shares were converted at a rate of $0.10 per share.

On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the Debt Settlement Agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $412,000 plus accrued interest of $76,886 into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On November 4, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $10,000.  Under the term of the agreement, the individual received 100,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 100,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On November 9, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the term of the agreement, the individual received 250,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On November 9, 2009, the Company entered into a Stock Purchase Agreement with C. Lowell Parsons, a director of the Company, in the amount of $10,000.  Under the term of the agreement, Dr. Parsons received 100,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 100,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

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

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through September 30, 2009.

Life Science Strategy Group LLC (LSSG) was retained to create and implement a commercialization plan specific for us in the United States. Pursuant to the terms of the agreement, LSSG billed us for all professional services at established hourly rates, plus related out-of-pocket expenses. Payment of invoices is not contingent upon results. LSSG may terminate the agreement if payment of fees is not made within 45 days of receipt of the invoice. There is no definitive termination date of the agreement, but the estimated timing for all of the projects ranges from 30 to 42 months. As appropriate, co-promotional agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire United States healthcare community.  As of September 30, 2009 LSSG had invoiced the Company $28,000 of which  $3,000 was paid in cash.  LSSG principals agreed to accept 147,059 shares of subscribed common stock at $0.17 per share in lieu of the remaining $25,000.

We also have two license agreements pursuant to which we license certain patent rights and technologies:

In January 2006, Urigen N.A. entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, Urigen N.A. entered into a license agreement with the University of California, San Diego (“UCSD”), for certain patent rights.   In exchange for this license, Urigen N.A. issued 1,846,400 common shares and is required to make annual maintenance payments of $15,000 which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, (c) $20,000 payable on June 6, 2010 and (d) $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, and milestone payments of up to $625,000, which are based on certain events related to FDA approval. On August 24, 2009, the license maintenance fees were amended to provide partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, and required the Company to issue 250,000 shares of its common stock to the UCSD. All remaining annual maintenance fees remain the same. As of June 30, 2009, $25,000 of milestone payments has been incurred. Urigen is also required to make royalty payments of 1.5-3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived of the patents rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, Urigen may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

1.
(URG101) We have licensed U.S. Patent 7,414,039 entitled “Novel Interstitial Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis” from the University of California San Diego. The patent claims treatment formulations and methods for reducing the symptoms of urinary frequency, urgency and/or pelvic pain, including interstitial cystitis.

2.
(URG101) We have filed PCT Application PCT/US2006/019745 entitled “Kits and Improved Compositions for Treating Lower Urinary Tract Disorders: Formulations for Treating Lower Urinary Tract Symptoms: which is directed to superior buffered formulations and kits for treating lower urinary tract symptoms and disorders.

3.
(URG301) We have licensed U.S. Patent No. 6,464,670 entitled “Method of Delivering Therapeutic Agents to the Urethra and an Urethral Suppository” from Kalium, Inc. The patent describes a meltable suppository having a “baseball bat” shape for the administration of therapeutic agents to the urethra. This shape is suited for the female urethra.

4.
(URG301) We have licensed U.S. Patent No. 7,267,670 entitled “Reinforced Urethral Suppository” from Kalium, Inc. This application covers the mechanical structure of a reinforced suppository that can be used to deliver a range of therapeutic agents to the urethra.

5.
(URG301)We have licensed U.S. Patent Application Serial No. 11/475809, entitled “Transluminal Drug Delivery Methods and Devices” from Kalium, Inc. The application is directed to a urethral suppository that includes a carrier base, an anesthetic, a buffering agent, and, optionally a polysaccharide.

6.
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

RESULTS OF OPERATIONS

Overview

For the three month period ended September 30, 2009, net loss has decreased by $513,478 to a net income of $51,482, as compared to a net loss of $461,996 for the corresponding period in 2008.  This decrease was due primarily to decreased expenses in sales and marketing, general and administrative and research and development, coupled with other income recognized for the mark to market impact on preferred stock and warrant liabilities and an increase in interest expense.

At September 30, 2009, our accumulated deficit was $11,948,349.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

There were no significant changes in our critical accounting policies during the three months ended September 30, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 to the Notes of Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Revenue

There were no revenues for the three months ended September 30, 2009 and 2008.

Research and Development Expenses

Research and development expenses decreased $87,253 to $7,450 for the three months ended September 30, 2009 from $94,703 for the corresponding period in 2008. This decrease was due to reduced employee headcount. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses decreased $37,504 to $347,770 for the three months ended September 30, 2009, compared to $385,274 for the corresponding period in 2008. The decrease in general and administrative expenses was due to a reduction in salary expense due to a reduction in headcount, and decreases in rent and office services partially offset by an increase in professional fees.  We expect general and administrative expenses to increase going forward if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses decreased $50,483 to $0 for the three months ended September 30, 2009, compared to $50,483 for the corresponding period in 2008. The decrease is due to the Company not having any sales and marketing activity during the period. We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, increased by $371,860 to $478,494 for the three months ended September 30, 2008, compared to $106,634 in the corresponding period of 2008.  The increase was due to an increase in the mark to market impact on preferred stock and warrant liabilities, partially offset by a decrease during the quarter ended September 30, 2009 of license revenue.

Interest Expense

Interest expense increased by $33,622 to $71,792 for the three months ended September 30, 2009, compared to $38,170 in the corresponding period of 2008.  The increase was primarily due to interest expense on additional secured and unsecured notes payable financing.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2009, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $2,256,607 for the fiscal year ended June 30, 2009, and net income for the three months ended September 30, 2009 of $51,482, an accumulated deficit of $11,948,349 at September 30, 2009 and a working capital deficit of $6,249,320 at September 30, 2009, and (ii) we anticipate to incur further losses for the foreseeable future.  We expect to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain our operations.

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

Net cash used in operating activities for the three months ended September 30, 2009 was $250,201, which reflected net income of $51,482, adjusted for non-cash activity of $438,541 and a net increase in operating assets and liabilities of $136,858. Net cash used in operating activities for the three months ended September 30, 2008 was $136,175, which primarily reflected the net loss of $461,996, adjusted for non-cash expenses of $22,198 and increase in payables due to related parties and accrued expenses of $353,034.

There were no significant investing activities for the quarter ended September 30, 2009 or 2008.

For the three months ended September 30, 2009, net cash provided by financing activities was $259,500, which was from the issuance of notes payable to related parties.  For the three months ended September 30, 2008, net cash provided by financing activities was $185,000, which was from the issuance of notes payable to related parties.

On October 26, 2009, the Company entered into Debt Settlement Agreements with William J. Garner, its CEO, and KTEC Holdings, Inc. (“KTEC”). Pursuant to the terms of the Debt Settlement Agreements, Dr. Garner converted outstanding unsecured promissory notes in the amount of $25,000 plus accrued interest of $4,256 into 292,562 shares of subscribed common stock of the Company.  KTEC converted an outstanding unsecured promissory note of $100,000 plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company.  All of the shares were converted at a rate of $0.10 per share.

On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the Debt Settlement Agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $412,000 plus accrued interest of $76,886 into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of September 30, 2009.

September 30, 2009

Cash	$12,104
Average interest rate	0.07%

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclose in the reports that it files or submits is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In connection with its audit of our consolidated financial statements for the year ended June 30, 2009, our independent registered accounting firm identified significant deficiencies in our internal controls, which represent material weaknesses.

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

Prior to the issuance of our condensed consolidated financial statements, we completed the needed analyses and our management review such that we can certify that the information contained in our condensed consolidated financial statements included in this quarterly report, fairly presents, in all material respects, our financial condition and results of operations.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended June 30, 2009 filed with the SEC on September 24, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2009, the Company issued 250,000 shares of subscribed common stock to the Regents of the University of California (“University”) pursuant to the terms of an amendment to the license maintenance fees to the University.

The above issuance was made pursuant to Rule 506 and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

a.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URIGEN PHARMACEUTICALS, INC.

November 16, 2009	By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)