Form 10-Q
period 2009-12-31
Urigen Pharmaceuticals, Inc.
filed 2010-02-16
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2009.

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
☐  Yes     ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 76,244,327 as of February 12, 2010.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31, 2009	June 30, 2009
Current assets:
Cash	$401	$2,805
Prepaid expenses and other assets	75,722	34,276
Total current assets	76,123	37,081

Due from related party	16,544	16,691
Property and equipment, net	1,074	2,299
Intangible assets, net	223,439	230,653
Other assets	58,584	72,500
Total assets	$375,764	$359,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$633,006	$595,902
Accrued expenses	2,562,796	2,306,130
Series B convertible preferred stock liability	788,000	709,200
Series B convertible preferred beneficial conversion feature	75,264	75,264
Series B dividends payable	179,164	142,861
Warrants liability	1,395,038	-
Notes Payable	246,000	145,000
Due to related parties	97,900	257,218
Notes payable - related parties	585,114	886,125
Total current liabilities	6,562,282	5,117,700

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Series B convertible preferred stock	1,087,579	1,087,579

Common stock	73,745	73,495

Subscribed stock	859,090	79,961
Additional paid-in capital	4,729,260	5,873,882
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(12,956,312)	(11,893,513)
Total stockholders' deficit	(6,186,518)	(4,758,476)
Total liabilities and stockholders' deficit	$375,764	$359,224

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative period
					from July 18, 2005
	Three Months Ended December 31,		Six Months Ended December 31,		(date of inception) to
	2009	2008	2009	2008	December 31, 2009
Operating expenses:

Research and development	$3,532	$59,099	$10,982	$153,802	$2,452,460
General and administrative	239,111	357,044	586,881	742,318	7,695,128
Sales and marketing	-	38,197	-	88,680	648,346
Total operating expenses	242,643	454,340	597,863	984,800	10,795,934

Loss from operations	(242,643)	(454,340)	(597,863)	(984,800)	(10,795,934)

Other income (expense), net:
Interest income	424	455	853	656	43,134
Interest expense	(64,256)	(30,985)	(136,048)	(69,155)	(2,662,625)
Other income (expense), net	(701,489)	53,898	(223,424)	160,331	565,430
Total other income (expense), net	(765,321)	23,368	(358,619)	91,832	(2,054,061)

Net loss	(1,007,964)	(430,972)	(956,482)	(892,968)	(12,849,995)
Deemed dividend related to incremental
beneficial conversion feature on preferred stock	-	-	-	-	188,000

Accretion of dividend on preferred stock	18,265	-	36,304	-	123,532

Net loss attributable to common stockholders	$(1,026,229)	$(430,972)	$(992,786)	$(892,968)	$(13,161,527)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Shares used in computing basic and diluted net loss per share (in thousands)	79,887	72,214	77,007	72,108

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Six Months Ended December 31,		(date of inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(956,482)	$(892,968)	$(12,849,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,225	3,490	13,395
Amortization of intangible assets	7,214	7,214	55,198
Non-cash expenses: compensation, interest, rent, and other	65,978	8,729	1,822,776
Preferred Series B discount and imputed interest	-	-	2,156,270
Change in fair value of Series B convertible preferred stock liability	78,800	(40,526)	(504,421)
Change in fair value of warrants liability	137,363	-	137,363
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(27,530)	(13,608)	87,300
Due from related party	147	(651)	(16,544)
Accounts payable	65,548	54,972	661,451
Accrued expenses	269,593	562,472	2,367,008
Due to related parties	30,240	59,581	287,458
Net cash used in operating activities	(327,904)	(251,295)	(5,782,741)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(11,306)
Proceeds from sale of property and equipment	-	1,331	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by investing activities	-	1,331	460,025

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	-	222,351
Proceeds from issuance of notes payable	-	20,000	20,000
Proceeds from issuance of notes payable - related parties	290,500	185,000	1,087,500
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	35,000	-	368,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	-	2,100,000
Net cash provided by financing activities	325,500	205,000	5,261,020
Effect of exchange rate changes on cash	-	-	62,097
Net increase (decrease) in cash	(2,404)	(44,964)	401
Cash, beginning of period	2,805	45,509	-
Cash, end of period	$401	$545	$401

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at December 31, 2009 and the results of operations for the interim periods ended December 31, 2009 and 2008 and for the cumulative period from July 18, 2005 (date of inception) to December 31, 2009.  The condensed consolidated balance sheet data as of June 30, 2009 was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ended June 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2009, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through December 31, 2009, the Company has accumulated net losses of $12,849,995 and negative cash flows from operations of $5,782,741 and as of December 31, 2009 the Company has a negative working capital of $6,486,159. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all, especially in light of current economic conditions and a resultant credit freeze. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Concentration

At December 31, 2009, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

			Period from
	Three Months	Six Months	July 18, 2005
	Ended	Ended	(date of inception)
	December 31,	December 31,	to December 31,
	2009	2009	2009

Net loss	$(1,007,964)	$(956,482)	$(12,849,995)
Foreign currency translation adjustments, net of tax	-	-	20,120

Comprehensive loss	$(1,007,964)	$(956,482)	$(12,829,875)

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

In July 2008, FASB issued FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). This issue was added to the EITF's agenda with the purpose of providing an overall framework for determining whether an instrument is indexed to an entity's own stock and whether such instruments or embedded features are classified as equity or a liability.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815 on July 1, 2009 resulted in a decrease of $1,127,557 to additional paid-in-capital, an increase to accumulated deficit of $106,318 and an increase to liabilities of $945,549 on the Company’s condensed consolidated balance sheet.  Accordingly, the Company recognized a $218,326 gain from the change in fair value of these warrants for the three months ended September 30, 2009.   See Note 12.

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

The summary of intangible assets acquired and related accumulated amortization as of December 31, 2009 and June 30, 2009 is as follows:

	December 31,	June 30,
	2009	2009
Patent and intellectual property rights	$278,637	$278,637
Less: Accumulated amortization	(55,198)	(47,984)
Intangible assets, net	$223,439	$230,653

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $7,214 for the three and six months ended December 31, 2009, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

Remaining six months of fiscal year 2010	$7,214
Fiscal year 2011	14,428
Fiscal year 2012	14,428
Fiscal year 2013	14,428
Fiscal year 2014	14,428
Thereafter	158,513
$223,439

4.	Accrued Expenses

At December 31, 2009 and June 30, 2009, the accrued expenses were as follows:

	December 31,	June 30,
	2009	2009
Accrued payroll	$1,430,760	$1,206,414
Accrued payroll taxes	533,582	530,100
Accrued other	598,454	569,616
	$2,562,796	$2,306,130

5.	Contractual Obligations and Notes Payable

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”).  Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $42,000, respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time, was President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC).  Under the terms of the note, the Company is to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year.  All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger.  If this note is not paid when due, interest shall accrue thereafter at the rate of 18% per annum.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $23,236, respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with KTEC Holdings, Inc. Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  On February 2, 2010 the note was extended through December 25, 2010.  Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $22,000 and $17,600, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $40,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $5,417 respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  All principal amounts due under the note agreement are still outstanding as of December 31, 2009. At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $4,208 and $2,708 respectively.  On February 1, 2010, the Company entered into a Debt Settlement Agreement with J. Kellogg Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through January 31, 2010 was converted to subscribed common stock at $0.10 per share as fully described in the Subsequent Events footnote.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $665 respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with William J. Garner.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At December 31 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,342 respectively. On October 26, 2009, the Company entered into a Debt Settlement Agreement with William J. Garner.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 26, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $3,475 respectively.  On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $8,021 respectively.  On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  The note holder may, in their discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. All principal amounts due under the note agreement are still outstanding as of December 31, 2009.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $3,708 and $2,208 respectively.

The Company entered into a note purchase agreement (the “Note”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note originally provided for a maturity date of October 9, 2009 which was extended on October 26, 2009 through April 9, 2010. Interest at the rate of 10% per annum is payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.  As of December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $26,372 and $13,125, respectively.  The Note currently is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share.

Pursuant to the terms of the Note, events of default include, but are not limited to: (i) failure to pay principal or any payments due under the Note or to timely deliver any shares of common stock upon conversion of the Note or any interest, (ii) failure to comply with any covenant or agreement contained in the Note, the purchase agreement or any other document executed in connection with the purchase agreement, (iii) suspension of listing or failure to be listed on at least the OTC Bulletin Board, the AMEX, the NASDAQ Capital Markers, the NASDAQ Global Market, the NASDAQ Global Select Market or the NYSE for a period of 5 consecutive trading days, (iv) the Company’s notice to the Holder of its inability to comply or its intention not to comply with requests for conversion of the Note into shares of the Company’s common stock, (v) failure of the Company to instruct its transfer agent to remove any legends from shares eligible to be sold under Rule 144 and issued such clean stock certificates within 3 business days of the Holder’s request, (vi) the Company shall apply for or consent to the appointment of or the taking of possession by a receiver, custodian, trustee or liquidator or makes a general assignment for the benefit of its creditors or commences a voluntary case of bankruptcy, files a petition seeking protection of bankruptcy, insolvency, moratorium, reorganization or other similar law, acquiesces in the filing of a petition against it in an involuntary case under the United States Bankruptcy Code, issues a notice of bankruptcy or winding down of its operations or issues a press release regarding same.

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

•	The Company granted Platinum piggy-back registration rights in connection with the shares of common stock issuable upon conversion of the Note.

•	The Company has agreed to reserve 120% of the number of shares into which the Note is convertible.

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

On January 21, 2009, the Company entered into an unsecured non interest bearing convertible promissory note of $50,000 with a third party.   The note matured on December 31, 2009. Under the terms of the note, the third party will perform consulting services for the Company.  Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of this note, the holder may elect to convert some or all of the principal owing under this note into shares of the Company’s common stock at the rate of $0.02 per share.  The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount was amortized as additional interest expense over the term of the note.  On February 3, 2010, the note was converted into 2.5 million shares of the Company’s common stock.

On April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This note originally provided for a maturity date of October 9, 2009, which was extended on October 26, 2009 through April 9, 2010. The terms of this note are the same as the Note issued by the Company pursuant to the note purchase agreement on January 9, 2009.  It is stipulated in this note that the proceeds shall be used by the Company to retain CEOcast, Inc. to render investor relations services. At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $2,807 and $700, respectively.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share.  At December 31, 2009 and June 30, 2009, the Company owed accrued interest expense of $0 and $113, respectively. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On July 7, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.  At December 31, 2009, the Company owed accrued interest expense of $0. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On July 21, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   At December 31, 2009, the Company owed accrued interest expense of $0. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On August 13, 2009, the Company entered into an Amendment No.2 (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. The Note originally provided for a maturity date of October 9, 2009, which was extended on October 26, 2009 through April 9, 2010. The terms of the Note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  At December 31, 2009 the Company owed accrued interest expense of $5,436.

On September 29, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $12,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   At December 31, 2009, the Company owed accrued interest expense of $0. On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons.  Pursuant to the terms of the Debt Settlement Agreement, this note, together with accrued interest through October 27, 2009 was converted to subscribed common stock at $0.10 per share.  See debt conversion section below for amounts.

On November 9, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $10,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of December 31, 2009.  At December 31, 2009, the Company owed accrued interest expense of $214.

On December 4, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $16,500. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of December 31, 2009.  At December 31, 2009, the Company owed accrued interest expense of $186.

On December 10, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $4,500. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of December 31, 2009.  At December 31, 2009, the Company owed accrued interest expense of $42.

Debt Conversion into Equity

On October 26, 2009, the Company entered into Debt Settlement Agreements with William J. Garner, its CEO, and KTEC Holdings, Inc. (“KTEC”). Pursuant to the terms of the Debt Settlement Agreements, Dr. Garner converted outstanding unsecured promissory notes in the amount of $25,000 plus accrued interest of $4,256 into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share.  KTEC converted an outstanding unsecured promissory note of $100,000 plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On October 27, 2009, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the Debt Settlement Agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $412,000 plus accrued interest of $76,886 into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On December 29, 2009, the Company entered into a Debt Settlement Agreement with the Catalyst Law Group APC (“Catalyst Group”). Pursuant to the terms of the Debt Settlement Agreement, the Catalyst Group agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares subscribed common stock at a rate of $0.10 per share.

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006.  The agreement was terminated by Mr. Nida in January 2009.  As of December 31, 2009, Mr. Nida provided $6,700 of consulting services.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provided that either party may terminate the agreement upon written notice.  As of December 31, 2009, Dr. Giesing had not provided any consulting services to the Company.

On December 18, 2009, the Company entered into Consulting Agreement (the “Agreement”) with Oceana Therapeutics, Inc. (“Oceana”). The Agreement provides that Oceana will assist the Company in the development and preparation of a Phase II meeting with the FDA in connection with URG-101. In addition, Oceana agreed to pay the fees to the Company’s consultants in connection with the meeting with the FDA in an amount of up to $50,000. In exchange for the services to be rendered by Oceana, the Company agreed to provide to Oceana a right of first refusal to license all indications of URG-101 that may be approved by the FDA. The term of the Agreement commenced on December 18, 2009 and will continue through that date that is 60 days after the Company’s meeting with the FDA.

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

In addition, as a result of 21 million shares of common stock now being issuable upon conversion of the July 2007 Series B Convertible Preferred Stock, the number of unregistered shares under this agreement increased from 880,000 shares to 7,880,000 shares and thereby, the potential cash settlement the Company would be required to make if it were unable to issue registered shares upon conversion also increased.  This resulted in a reclassification of $700,000 from additional paid-in capital to Series B convertible preferred stock liability.  In accordance with ASC 815, the change in fair value of the agreement during the period the agreement was classified as equity should be accounted for as an adjustment to equity and therefore, the Company recorded a $420,000 increase to additional paid-in capital and a decrease to Series B convertible preferred stock liability to reflect the decrease in fair value of the Company’s stock from December 13, 2007 to January 9, 2009.  Subsequent to the reclassification from equity to liability, in accordance with ASC 815, the portion now classified as a liability should be marked to fair value through earnings/loss.  Therefore, for the period from July 1, 2009 to September 30, 2009, a $197,000 mark to market charge increased other income and decreased the Series B convertible preferred stock liability.  For the quarter ended December 31, 2009, a $275,000 mark to market charge increased other expense and the Series B Preferred Stock liability.

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

7.	Subscribed Common Stock

On November 4, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $10,000.  Under the terms of the agreement, the individual received 100,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 100,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $8,943, and are marked to market fair value through earnings/loss each period.  A $929 non-cash mark to market expense was recorded for the quarter ended December 31, 2009.

On November 9, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the terms of the agreement, the individual received 250,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $14,723 and are marked to market fair value through earnings/loss each period.  A $9,954 non-cash mark to market expense was recorded for the quarter ended December 31, 2009.

8.	Stock-Based Compensation

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

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were no unvested options as of December 31, 2009.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three and six month period ended December 31, 2009 and is expected to remain immaterial in future periods.  No grants occurred in the three month period ending December 31, 2009.  No expirations or cancellations occurred in this period.

9.	Net Income (Loss) Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net Income (loss)	$(1,007,964)	$(430,972)	$(956,482)	$(892,968)

Net income (loss) attributable to common stockholders	$(1,026,229)	$(430,972)	$(992,786)	$(892,968)

Net income (loss) attributable per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	79,887,257	72,214,441	77,006,988	72,108,272
Diluted	79,887,257	72,214,441	77,006,988	72,108,272

As of December 31, 2009 and 2008, respectively, approximately 18.6 million and 22.0 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

10.	Related Party Transactions

As of December 31, 2009 and 2008, the Company is paying a fee of $1,083 and $3,211 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value.  As of December 31, 2009 and June 30, 2009, Dr. Garner and EGB Advisors, LLC were owed $4,084 and $6,007, respectively. From the inception of the Company to December 31, 2009 and 2008, respectively, the Company has paid $198,231 and $183,216 to these related parties, $4,256 of which was paid in common stock at $0.10 per share.

Several stockholders provided consulting services and were paid $174,208 and $171,708 for those services from the inception of the Company to December 31, 2009 and 2008, respectively.  As of December 31, 2009 and June 30, 2009, respectively, $456 and $456 was owed to these consultants.

As of December 31, 2009 and June 30, 2009, the Company’s former legal counsel in Canada was owed $67,169 and $67,169, respectively.  From the inception of the Company to December 31, 2009 and 2008, the Company paid $78,299 and $78,299, respectively, for legal expenses to the related party stockholders’ company.

As of December 31, 2009 and June 30, 2009, the Company’s former legal counsel was owed $0 and $102,861, respectively. From the inception of the Company to December 31, 2009 and 2008, the Company paid $294,667 and $173,325, respectively, for legal expenses to the related party stockholder’s company.  On December 29, 2009 the Company entered into a Debt Settlement Agreement with this former legal counsel. Pursuant to the terms of the Debt Settlement Agreement, the former legal counsel agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares of its common stock at a rate of $0.10 per share.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note. From the inception of the Company to December 31, 2009, Inverseon has paid the Company $1,000 in interest income. As of December 31, 2009, $1,412 of accrued interest was due the Company.

11.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2009 are summarized below:

	December 31, 2009			June 30, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cash	$401	$-	$401	$2,805	$-	$2,805

Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$788,000	$788,000	$-	$709,200	$709,200

Warrants Liability	$-	$1,395,038	$1,395,038	$-	$-	$-

12.	Warrants

Effective July 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase 14,000,000 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.125 and expire in July 2012. Effective July 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On July 1, 2009, the Company reclassified the effects of prior accounting for the warrants by decreasing additional paid-in capital by $1,127,557, increasing accumulated deficit by $106,318, and recording a $1,233,875 warrant liability. The fair value of these common stock purchase warrants increased to $1,360,488 as of December 31, 2009. Accordingly, the Company recognized a $288,326 gain and a $126,613 loss from the change in fair value of these warrants for the three and six months ended December 31, 2009.  The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of July 1, 2009 and December 31, 2009 for these warrants and the warrants issued in the quarter ended December 31, 2009 described in Note 7 were as follows:

	Expiration Date
	July 2012
Assumption as of July 1, 2009:
Risk-free interest rate	1.64%
Expected volatility	271.21%
Expected life (in years)	3.04
Dividend yield	0.00%

	Expiration Date	Expiration Date	Expiration Date
	July 2012	August 2014	October 2014
Assumption as of December 31, 2009:
Risk-free interest rate	1.70%	2.69%	2.69%
Expected volatility	280.28%	232.82%	228.44%
Expected life (in years)	2.53	4.63	4.82
Dividend yield	0.00%	0.00%	0.00%

13.	Subsequent Events

The Company’s management has evaluated and disclosed subsequent events from the balance sheet date of December 31, 2009 through February 15, 2010, the day before the date that these financial statements were filed with the Securities and Exchange Commission in this Quarterly Report on Form 10-Q.

On January 5, 2010, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty.

On January 11, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the term of the agreement, the individual received 250,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On January 12, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the term of the agreement, the individual received 250,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On January 13, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $100,000.  Under the term of the agreement, the individual received 1,000,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 1,000,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year expiration date.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On February 1, 2010, the Company entered into a Debt Settlement Agreement with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D. a director of the Company. Pursuant to the terms of the Debt Settlement Agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $20,000 plus accrued interest of $4,458 into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share.

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

On December 18, 2009, the Company entered into Consulting Agreement (the “Agreement”) with Oceana Therapeutics, Inc. (“Oceana”). The Agreement provides that Oceana will assist the Company in the development and preparation of a Phase II meeting with the FDA in connection with URG-101. In addition, Oceana agreed to pay the fees to the Company’s consultants in connection with the meeting with the FDA in an amount of up to $50,000. In exchange for the services to be rendered by Oceana, the Company agreed to provide to Oceana a right of first refusal to license all indications of URG-101 that may be approved by the FDA. The term of the Agreement commenced on December 18, 2009 and will continue through that date that is 60 days after the Company’s meeting with the FDA.

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

CORPORATE COLLABORATIONS

We retained Navigant Consulting, Inc. to conduct a situational assessment of physicians, healthcare payers and patient advocacy groups to generate a product strategy that addressed key geographical markets, customers, product positioning, lifecycle management and pricing. The project cost of this first phase was $125,000, of which $86,000 had been paid through December 31, 2009.

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

On December 18, 2009, the Company entered into Consulting Agreement (the “Agreement”) with Oceana Therapeutics, Inc. (“Oceana”). The Agreement provides that Oceana will assist the Company in the development and preparation of a Phase II meeting with the FDA in connection with URG-101. In addition, Oceana agreed to pay the fees to the Company’s consultants in connection with the meeting with the FDA in an amount of up to $50,000. In exchange for the services to be rendered by Oceana, the Company agreed to provide to Oceana a right of first refusal to license all indications of URG-101 that may be approved by the FDA. The term of the Agreement commenced on December 18, 2009 and will continue through that date that is 60 days after the Company’s meeting with the FDA.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes in our critical accounting policies during the six months ended December 31, 2009 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 to the Notes of Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Overview

For the three month period ended December 31, 2009, net loss has increased by $576,992 to $1,007,964 as compared to net loss of $430,972 for the corresponding period in 2008.  This increase was due primarily to more non-cash mark-to-market expense compared to 2008 quarter, offset by decreased expenses in sales and marketing, general and administrative and research and development.

For the six month period ended December 31, 2009, net loss has increased by $63,514 to $956,482, as compared to a net loss of $892,968 for the corresponding period in 2008.  This increase was due primarily to increased mark-to-market expense offset by decreased expenses in sales and marketing, general and administrative and research and development.

At December 31, 2009, our accumulated deficit was $12,956,312.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

There were no revenues for the three and six month periods ended December 31, 2009 and 2008.

Research and Development Expenses

Research and development expenses decreased $55,567 to $3,532 for the three months ended December 31, 2009 from $59,099 for the corresponding period in 2008. This decrease was due to reduced clinical trial expenses and the reduction in staff.

Research and development expenses decreased $142,820 to $10,982 for the six months ended December 31, 2009 from $153,802 for the corresponding period in 2008.  This decrease was due to reduced clinical trial expenses in the current fiscal year and the reduction in staff. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses decreased $117,933 to $239,111 for the three months ended December 31, 2009, compared to $357,044 for the corresponding period in 2008. The decrease in general and administrative expenses was due to a reduction in staff, accounting and board of director fees offset by an increase in legal fees.

General and administrative expenses decreased $155,437 to $586,881 for the six months ended December 31, 2009, compared to $742,318 for the corresponding period in 2008.  The decrease in general and administrative expenses was due to a reduction in staff, accounting and board of directors fees and rent offset by an increase in legal fees.  We expect general and administrative expenses to increase going forward if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses decreased $38,197 to $0 for the three months ended December 31, 2009, compared to $38,197 for the corresponding period in 2008. The decrease was due to no sales and marketing activity in the current period.

Sales and marketing expenses decreased $88,680 to $0 for the six months ended December 31, 2009, compared to $88,680 for the corresponding period in 2008.  The decrease was due to no sales and marketing activity in the current fiscal year.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, changed by $755,418 to $701,065 of expense for the three months ended December 31, 2009, compared to $54,353 of income in the corresponding period of 2008.  The change was due to a larger mark-to-market impact on the Company’s Series B Preferred Stock and Warrants classified as debt during the three month period ending December 31, 2009.

Interest income and other income and expenses, net, changed by $383,558 to $222,571 of expense for the six months ended December 31, 2009, compared to $160,987 of income in the corresponding period of 2008.  The change was due to a larger mark-to-market impact on the Company’s Series B Preferred Stock and Warrants classified as debt during the six month period ending December 31, 2009.

Interest Expense

Interest expense increased by $33,271 to $64,256 for the three months ended December 31, 2009, compared to $30,985 in the corresponding period of 2008.  The increase was primarily due to interest expense on additional secured and unsecured notes payable financing.

Interest expense increased by $66,893 to $136,048 for the six months ended December 31, 2009, compared to $69,155 in the corresponding period of 2008.  The increase was primarily due to interest expense on additional secured and unsecured notes payable financing.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2009, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $2,256,607 for the fiscal year ended June 30, 2009, and net loss for the six months ended December 31, 2009 of $956,482, an accumulated deficit of $12,956,312 at December 31, 2009 and a working capital deficit of $6,486,159 at December 31, 2009, and (ii) we anticipate to incur further losses for the foreseeable future.  We expect to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain our operations.

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

Net cash used in operating activities for the six months ended December 31, 2009 was $327,904, which primarily reflected the net loss of $956,482, adjusted for increases in payables of $95,788 and accrued expenses of $269,593, non-cash expenses of $65,978, as well as a change in the fair value of the Series B convertible preferred stock and warrant liabilities of $216,163. Net cash used in operating activities for the six months ended December 31, 2008 was $251,295 which primarily reflected the net loss of $892,968, adjusted for increases in payables of $114,553 and accrued expenses of $562,472.

There were no significant investing activities for the six months ended December 31, 2009 or 2008.

For the six months ended December 31, 2009, net cash provided by financing activities was $325,500, which was primarily due to the issuance of notes payable in the amount of $290,500.  For the six months ended December 31, 2008, net cash provided by financing activities was $205,000, which reflected $205,000 for the issuance of notes payable.

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

On December 29, 2009, the Company entered into a Debt Settlement Agreement with the Catalyst Law Group APC (“Catalyst Group”). Pursuant to the terms of the Debt Settlement Agreement, the Catalyst Group agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares subscribed common stock at a rate of $0.10 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of December 31, 2009.

December 31,
2009

Cash	$401
Average interest rate	0.07%

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2009,  a Complaint was filed against the Company by Artizen, Inc. in Superior Court, San Francisco County to recover $53,465 together with interest at the rate of 7% per annum from October 7, 2007 for services rendered to the Company.  The Company’s records indicate that Artizen, Inc. is owed $46,242 and has requested documentation of the amount alleged in the complaint. On October 14, 2009, the Company had previously offered to settle this debt through the issuance of the Company’s restricted common stock, but the offer was not accepted. A case management conference has been scheduled for April 16, 2010 in this matter.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended June 30, 2009 filed with the SEC on September 24, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2009, the Company issued 250,000 shares of common stock to the Regents of the University of California (“University”) pursuant to the terms of an amendment to the license maintenance fees to the University.

On October 26, 2009, the Company issued 292,562 shares of subscribed common stock to William J. Garner, CEO, pursuant to a Debt Settlement Agreement at $0.10 per share.

On October 26, 2009, the Company issued 4,888,862 shares of subscribed common stock to C. Lowell Parsons, a director of the Company, pursuant to a Debt Settlement Agreement at $0.10 per share.

On November 4, 2009, the Company issued 100,000 shares of subscribed common stock to a third party at $0.10 per share.
On November 6, 2009, the Company issued 1,248,441 shares of subscribed common stock to KTEC Holdings, Inc. pursuant to a Debt Settlement Agreement at $0.10 per share.

On November 9, 2009, the Company issued 250,000 shares of subscribed common stock to a third party at $0.10 per share.

On December 29, 2009, the Company entered into a Debt Settlement Agreement with the Catalyst Law Group APC (“Catalyst Group”). Pursuant to the terms of the Debt Settlement Agreement, the Catalyst Group agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares subscribed common stock at a rate of $0.10 per share.

We believe that the issuance of the securities referenced were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering.

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

URIGEN PHARMACEUTICALS, INC.

February 16, 2010	By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)