Form 10-Q
period 2010-03-31
Urigen Pharmaceuticals, Inc.
filed 2010-05-17
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

or

☐           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      For the transition period from to

Commission File Number 000-22987

Urigen Pharmaceuticals, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

27 Maiden Lane, San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)

(415) 781-0350
 (Registrant’s Telephone Number Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒    Yes       ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☒  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 86,233,194 as of May 14, 2010.

URIGEN PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31, 2010	June 30, 2009
Current assets:
Cash	$42,652	$2,805
Prepaid expenses and other assets	59,498	34,276
Total current assets	102,150	37,081

Due from related party	15,891	16,691
Property and equipment, net	1,299	2,299
Intangible assets, net	219,832	230,653
Other assets	51,084	72,500
Total assets	$390,256	$359,224

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Account payable	$546,914	$595,902
Accrued expenses	2,607,594	2,306,130
Series B convertible preferred stock liability	1,300,200	709,200
Series B convertible preferred beneficial conversion feature	75,264	75,264
Series B dividends payable	197,657	142,861
Warrants liability	3,006,234	-
Notes Payable	176,000	145,000
Due to related parties	95,176	257,218
Notes payable - related parties	598,467	886,125
Total current liabilities	8,603,506	5,117,700

Commitments and contingencies (Note 3)

Stockholders' equity (deficit):
Series B convertible preferred stock	1,087,579	1,087,579
Common stock	86,234	73,495
Subscribed stock	131,076	79,961
Additional paid-in capital	5,351,692	5,873,882
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(14,889,951)	(11,893,513)
Total stockholders' deficit	(8,213,250)	(4,758,476)
Total liabilities and stockholders' deficit	$390,256	$359,224

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative period
					from July 18, 2005
	Three Months Ended March 31,		Nine Months Ended March 31,		(date of inception) to
	2010	2009	2010	2009	March 31, 2010
Operating expenses:

Research and development	$5,472	$11,832	$16,454	$165,634	$2,457,932
General and administrative	392,617	288,126	979,498	1,030,444	8,087,745
Sales and marketing	-	(11,670)	-	77,010	648,346
Total operating expenses	398,089	288,288	995,952	1,273,088	11,194,023

Loss from operations	(398,089)	(288,288)	(995,952)	(1,273,088)	(11,194,023)

Other income (expense), net:
Interest income	347	683	1,200	1,339	43,481
Interest expense	(36,739)	(46,404)	(172,787)	(115,559)	(2,699,364)
Other income (expense), net	(1,499,158)	(461,913)	(1,722,582)	(301,582)	(933,728)
Total other income (expense), net	(1,535,550)	(507,634)	(1,894,169)	(415,802)	(3,589,611)

Net loss	(1,933,639)	(795,922)	(2,890,121)	(1,688,890)	(14,783,634)
Deemed dividend related to incremental
beneficial conversion feature on preferred stock	-	-	-	-	188,000

Accretion of dividend on preferred stock	18,493	-	54,796	-	142,025

Net loss attributable to common stockholders	$(1,952,132)	$(795,922)	$(2,944,917)	$(1,688,890)	$(15,113,659)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Shares used in computing basic and diluted net loss per share (in thousands)	86,269	72,519	80,049	72,243

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative period
			from July 18, 2005
	Nine Months Ended March 31,		(date of inception) to
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss	$(2,890,121)	$(1,688,890)	$(14,783,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	4,017	13,170
Amortization of intangible assets	10,821	10,821	58,805
Non-cash expenses: compensation, interest, rent, and other	147,097	56,108	1,903,895
Preferred Series B discount and imputed interest	-	14,000	2,156,270
Change in fair value of Series B convertible preferred stock liability	591,000	406,074	7,779
Change in fair value of warrants liability	1,124,321	-	1,124,321
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,806)	16,360	111,024
Due from related party	800	(1,105)	(15,891)
Accounts payable	21,329	9,172	617,232
Accrued expenses	314,391	666,528	2,411,806
Due to related parties	27,515	54,993	284,733
Net cash used in operating activities	(655,653)	(451,922)	(6,110,490)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(11,306)
Proceeds from sale of property and equipment	-	1,331	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by investing activities	-	1,331	460,025

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	-	222,351
Proceeds from issuance of notes payable	-	20,000	20,000
Proceeds from issuance of notes payable - related parties	310,500	442,000	1,107,500
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	385,000	-	718,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock,
net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock,
net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	-	2,100,000
Net cash provided by financing activities	695,500	462,000	5,631,020
Effect of exchange rate changes on cash	-	-	62,097
Net increase in cash	39,847	11,409	42,652
Cash, beginning of period	2,805	45,509	-
Cash, end of period	$42,652	$56,918	$42,652

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Urigen Pharmaceuticals, Inc. (“Urigen,” the “Company,” “we,” “us” or “our”) in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements as required by accounting principles generally accepted in the United States have been condensed or omitted. The interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position at March 31, 2010 and the results of operations and cash flows for the interim periods ended March 31, 2010 and 2009 and for the cumulative period from July 18, 2005 (date of inception) to March 31, 2010.  The condensed consolidated balance sheet data as of June 30, 2009 was derived from audited financial statements, but does not include all disclosures required.

The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the fiscal year, although Urigen expects to incur a substantial loss for the year ending June 30, 2010. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended June 30, 2009, which are contained in Urigen’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through March 31, 2010, the Company has accumulated net losses of $14,783,634 and negative cash flows from operations of $6,110,490 and as of March 31, 2010 the Company has a negative working capital of $8,501,356. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all, especially in light of current economic conditions. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Concentration

At March 31, 2010, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

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

			Period from
	Three Months	Nine Months	July 18, 2005
	Ended	Ended	(date of inception) to
	March 31,	March 31,	March 31,
	2010	2010	2010

Net loss	$(1,933,639)	$(2,890,121)	$(14,783,634)
Foreign currency translation adjustments, net of tax	-	-	20,120

Comprehensive loss	$(1,933,639)	$(2,890,121)	$(14,763,514)

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

In July 2008, FASB issued FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). This issue was added to the EITF's agenda with the purpose of providing an overall framework for determining whether an instrument is indexed to an entity's own stock and whether such instruments or embedded features are classified as equity or a liability.  This issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of ASC 815 on July 1, 2009 resulted in a decrease of $1,127,557 to additional paid-in-capital, an increase to accumulated deficit of $106,318 and an increase to liabilities of $945,549 on the Company’s condensed consolidated balance sheet.  For warrants held at July 1, 2009 and warrants issued since that date, the impact of adoption of this standard resulted in a $1,124,321 charge to other expense from the change in fair value of these warrants for the nine months ended March 31, 2010.   See Note 13.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168") (now required to be listed as FASB ASC topic 105), which approved the FASB Accounting Standards Codification ("Codification") as the single source of authoritative GAAP  and reporting standards for all non-governmental entities, except for guidance issued by the Securities and Exchange Commission. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company applied the Codification beginning in the first quarter of fiscal year 2010.  We have determined that there is no impact from adopting the Codification on our condensed consolidated financial statements.

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

On August 24, 2009, Urigen, N.A., Inc. the wholly owned subsidiary of Urigen Pharmaceuticals, Inc. entered into Amendment No.3 (the “Amendment”) to the certain License Agreement effective June 6, 2004 between Urigen N.A and the Regents of the University of California (the “University”) for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis Patients.” Pursuant to the terms of the Amendment, the license maintenance fees were amended to provide for future payments of $20,000 on June 6, 2010 and $25,000 on June 6, 2011 and annually thereafter on each anniversary; provided however that the Company’s obligation to pay license maintenance fees will end on the date the Company is commercially selling the licensed product.    The Amendment provides that as partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, the Company shall issue 250,000 shares of its common stock to the University. The shares were issued on November 6, 2009.

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

 In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 1,623,910 shares (with an estimated fair value of $90,000) and shall pay Kalium royalties based on percentages of 2.0-4.5% of net sales of licensed products during the defined term of the agreement. The Company also is required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Milestone payments may be made in cash or common stock, at the Company’s discretion. Kalium shall have the right to terminate rights under this license agreement or convert the license to non-exclusive rights if the Company fails to meet certain milestones over the next three years.  This milestone timeline was amended on November 11, 2008 to extend this portion of the agreement from three years to four years.

The summary of intangible assets acquired and related accumulated amortization as of March 31, 2010 and June 30, 2009 is as follows:

	March 31,	June 30,
	2010	2009
Patent and intellectual property rights	$278,637	$278,637
Less: Accumulated amortization	(58,805)	(47,984)
Intangible assets, net	$219,832	$230,653

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $3,607 and $10,821 for the three and nine months ended March 31, 2010, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense is as follows:

Remaining three months of fiscal year 2010	$3,607
Fiscal year 2011	14,428
Fiscal year 2012	14,428
Fiscal year 2013	14,428
Fiscal year 2014	14,428
Thereafter	158,513
$219,832

4.	Accrued Expenses

At March 31, 2010 and June 30, 2009, the accrued expenses were as follows:

	March 31,	June 30,
	2010	2009
Accrued payroll	$1,430,760	$1,206,414
Accrued payroll taxes	533,871	530,100
Accrued other	642,963	569,616
	$2,607,594	$2,306,130

5.	Contractual Obligations and Notes Payable

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw.  This note was assumed by the Company pursuant to the Merger as described in Item 2. Corporate Overview. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007.  On December 25, 2007, the note was extended through June 25, 2008.  On August 11, 2008, the note was extended through December 25, 2008.  On January 6, 2009, the note was extended through December 25, 2009.  On February 2, 2010 the note was extended through December 25, 2010.  Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009.  At March 31, 2010 and June 30, 2009, the Company owed accrued interest expense of $24,200 and $17,600, respectively.

On August 6, 2008, the Company issued  an unsecured promissory note to J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest.  The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date.  The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty.  Dr. Parsons may, in his discretion, request payment of the note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. At March 31, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,708 respectively.  On February 1, 2010, the Company entered into a Debt Settlement Agreement with J. Kellogg Parsons.  Pursuant to the terms of the Debt Settlement Agreement, the note, together with accrued interest through January 31, 2010 was converted into common stock of the Company at $0.10 per share. See debt conversion section below for amounts.

On October 6, 2008, the Company issued an unsecured promissory note to a third party, in the amount of $20,000. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000.  The note  is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty.  The note holder may, in its discretion, request payment of the note, in whole or in part in restricted common stock of the Company.  The rate of repayment in common stock is based on $0.15 per share. At March 31, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,208 respectively. On March 24, 2010, the Company entered into a Debt Settlement Agreement with the third party.  Pursuant to the terms of the Debt Settlement Agreement, the note, together with accrued interest through March 31, 2010 was converted into common stock at $0.10 per share. See debt conversion section below for amounts.

The Company entered into a note purchase agreement (the “Note”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note originally provided for a maturity date of October 9, 2009 which was extended on October 26, 2009 through April 9, 2010. Interest at the rate of 10% per annum was payable quarterly commencing April 1, 2009 and on the maturity date. Interest is payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date.  As of March 31, 2010 and June 30, 2009, the Company owed accrued interest expense of $33,456 and $13,125, respectively.  The Note currently is convertible into shares of the Company’s common stock at a conversion price of $0.10 per share.  On April 21, 2010 this note (plus two other Platinum notes described below) together with accrued interest through April 21, 2010 was converted to 552,941 shares of Series C Preferred Stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share. See Note 14.

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

The issuance of this Note resulted in a change to the conversion price per share of the Series B Convertible Preferred Stock issued pursuant to the terms of the Series B Convertible Preferred Stock Purchase Agreement dated as of July 31, 2007. See Note 6.

On April 28, 2009, the Company entered into an Amendment to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000 which contained the same terms as the Note issued by the Company pursuant to the note purchase agreement on January 9, 2009.  The Note provided for the use of the proceeds to retain CEOcast, Inc. to render investor relations services to the Company. At March 31, 2010 and June 30, 2009, the Company owed accrued interest expense of $3,877 and $700, respectively. On April 21, 2010 this note together with accrued interest through April 21, 2010 was converted to 552,941 shares of Series C Preferred Stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125. See Note 14.

On August 13, 2009, the Company entered into an Amendment No.2 to the Note Purchase Agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. The Note originally provided for a maturity date of October 9, 2009, which was extended on October 26, 2009 through April 9, 2010 which contained the same terms as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  At March 31, 2010 the Company owed accrued interest expense of $13,205. On April 21, 2010 this note together with accrued interest through April 21, 2010 was converted to 552,941 shares of Series C Preferred Stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125. See Note 14.

On January 21, 2009, the Company issued an unsecured non-interest bearing convertible promissory note of $50,000 to a third party.   The note matured on December 31, 2009.  Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time.  At any time prior to or at the time of prepayment of the note, the holder may elect to convert some or all of the principal owing under the note into shares of the Company’s common stock at the rate of $0.02 per share.  The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of the note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount was amortized as additional interest expense over the term of the note.  On February 3, 2010, the note was converted into 2,500,000 shares of the Company’s common stock.

On November 9, 2009, the Company entered issued a promissory note to C. Lowell Parsons, M.D. a director of the Company, in the amount of $10,000. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provides for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement remain outstanding as of March 31, 2010.  At March 31, 2010, the Company owed accrued interest expense of $601.

On December 4, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D. a director of the Company, in the amount of $16,500. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provides for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement remain outstanding as of March 31, 2010.  At March 31, 2010, the Company owed accrued interest expense of $819.

On December 10, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D. a director of the Company, in the amount of $4,500. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of March 31, 2010.  At March 31, 2010, the Company owed accrued interest expense of $212.

On January 4, 2010, the Company issued into an unsecured promissory note with C. Lowell Parsons, M.D. a director of the Company, in the amount of $20,000. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provides for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000.  The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date.  The Company may, in its discretion, repay this note in whole or part at any time, without premium or penalty.   All principal amounts due under the note agreement are still outstanding as of March 31, 2010.  At March 31, 2010, the Company owed accrued interest expense of $725.

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

On March 23, 2010, the Company entered into a Debt Settlement Agreement with a third party. Pursuant to the terms of the Debt Settlement Agreement, the third party converted outstanding unsecured promissory notes in the amount of $20,000 plus accrued interest of $4,458 into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On March 24, 2010, the Company entered into a Debt Settlement Agreement with a third party. Pursuant to the terms of the Debt Settlement Agreement, the third party converted outstanding accounts payable in the amount of $12,956 into 129,562 shares of subscribed common stock of the Company at a rate of $0.10 per share.

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006.  The agreement was terminated by Mr. Nida in January 2009.  As of March 31, 2010, Mr. Nida provided $6,700 of consulting services which is still owed.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provided that either party may terminate the agreement upon written notice.  As of March 31, 2010, Dr. Giesing had not provided any consulting services to the Company.

On December 18, 2009, the Company entered into Consulting Agreement (the “Agreement”) with Oceana Therapeutics, Inc. (“Oceana”). The Agreement provides that Oceana will assist the Company in the development and preparation of a Phase II meeting with the FDA in connection with URG-101. In addition, Oceana agreed to pay the fees to the Company’s consultants in connection with the meeting with the FDA in an amount of up to $50,000. In exchange for the services to be rendered by Oceana, the Company agreed to provide to Oceana a right of first refusal to license all indications of URG-101 that may be approved by the FDA. The term of the Agreement commenced on December 18, 2009 and was to continue through that date that is 60 days after the Company’s meeting with the FDA.  On April 19, 2010, the Company and Oceana mutually agreed to terminate the Consulting Agreement.

6.	Series B Convertible Preferred Stock

In December 2005, the SEC published guidance on the application of the FASB ASC Topic 815, (previously EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”), in relation to the effect of cash liquidated damages provisions upon conversion of convertible equity securities. Due to this interpretation of ASC 815, the Company classified the $2.1 million July 2007 private placement of Series B Preferred Stock issued to Platinum-Montaur Life Science, LLC (“Platinum”) as a liability not equity for the period ended September 30, 2007.

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

As discussed in Note 5 above, on January 9, 2009, the Company issued secured convertible notes payable at a lower conversion price than the conversion price under the July 2007 Series B Convertible Preferred Stock agreement.  This resulted in a change to the conversion price of the July 2007 Series B Convertible Preferred Stock agreement from $0.15 per share to $0.10 per share, which upon conversion by the holder of the preferred stock would result in the conversion to 21,000,000 shares of common stock instead of 14,000,000 shares of common stock as per the terms of the original agreement.  The issuance of the January 9, 2009 note also resulted in the price reset of the warrant exercise price from $0.18 per share to $0.125 per share, which would reduce the gross proceeds received upon exercise of the warrants from $2.52 million to $1.75 million.

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

In addition, as a result of 21,000,000 shares of common stock now being issuable upon conversion of the July 2007 Series B Convertible Preferred Stock, the number of unregistered shares under this agreement increased from 880,000 shares to 7,880,000 shares and thereby, the potential cash settlement the Company would be required to make if it were unable to issue registered shares upon conversion also increased.  This resulted in a reclassification of $700,000 from additional paid-in capital to Series B convertible preferred stock liability.  In accordance with ASC 815, the change in fair value of the agreement during the period the agreement was classified as equity should be accounted for as an adjustment to equity and therefore, the Company recorded a $420,000 increase to additional paid-in capital and a decrease to Series B convertible preferred stock liability to reflect the decrease in fair value of the Company’s stock from December 13, 2007 to January 9, 2009.  Subsequent to the reclassification from equity to liability, in accordance with ASC 815, the portion now classified as a liability should be marked to fair value through earnings/loss.  Therefore, for the period from July 1, 2009 to September 30, 2009, a $197,000 mark to market charge increased other income and decreased the Series B convertible preferred stock liability.  For the quarter ended December 31, 2009, a $275,800 mark to market charge increased other expense and the Series B Preferred Stock liability.  For the quarter ended March 31, 2010, a $512,200 mark to market charge increased other expense and the Series B Stock liability.

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

On November 4, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $10,000.  Under the terms of the agreement, the individual received 100,000 shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 100,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $8,943, and are marked to market fair value through earnings/loss each period.  A $929 non-cash mark to market expense was recorded for the quarter ended December 31, 2009. A $6,970 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On November 9, 2009, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the terms of the agreement, the individual received 250,000 shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $14,723 and are marked to market fair value through earnings/loss each period. A $9,954 non-cash mark to market expense was recorded for the quarter ended December 31, 2009.
A $17,413 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On January 12, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the terms of the agreement, the individual received 250,000 shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $24,692 and are marked to market fair value through earnings/loss each period.  A $17,417 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On January 15, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the terms of the agreement, the individual received 250,000 shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $44,596 and are marked to market fair value through earnings/loss each period.  A $2,488 non-cash mark to market gain was recorded for the quarter ended March 31, 2010.

On January 20, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $100,000.  Under the terms of the agreement, the individual received 1,000,000 shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 1,000,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $158,478 and are marked to market fair value through earnings/loss each period.  A $9,959 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

8.	Subscribed Common Stock

On March 4, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $50,000.  Under the terms of the agreement, the individual received 500,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 500,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $89,204 and are marked to market fair value through earnings/loss each period.  A $21,826 non-cash mark to market gain was recorded for the quarter ended March 31, 2010.

On March 8, 2010, the Company entered into a Stock Purchase Agreement with Dan Vickery, Ph.D. who is a director of the Company, in the amount of $40,000.  Under the terms of the agreement, Dr. Vickery received 400,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 400,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $67,378 and are marked to market fair value through earnings/loss each period.  A $16,845 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On March 16, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $50,000.  Under the terms of the agreement, the individual received 500,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 500,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $84,223 and are marked to market fair value through earnings/loss each period.  A $2 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On March 26, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $25,000.  Under the terms of the agreement, the individual received 250,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 250,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $42,111 and are marked to market fair value through earnings/loss each period.  A $1 non-cash mark to market expense was recorded for the quarter ended March 31, 2010.

On March 31, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $35,000.  Under the terms of the agreement, the individual received 350,000 subscribed shares of common stock of the Company at the rate of $0.10 per share and the right to purchase 350,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.  In accordance with ASC 815, the warrants were classified as a liability, based on a Black-Scholes fair value valuation, on the transaction date in the amount of $58,956 and will be marked to market fair value through earnings/loss each period.

9.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718 “Accounting for Compensation Arrangements” (“ASC 718”) (previously listed as SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by FASB ASC Topic 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”) (previously listed as Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”), the Company records stock and options granted to non employees at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested.  There have not been any exercises nor any new awards under these prior plans.  There were no material unvested options as of March 31, 2010.  These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan) and are expected to fully vest or expire by June 30, 2010. The expense recorded for assumed options, employee restricted stock awards, and stock compensation to directors was immaterial for the three and nine month period ended March 31, 2010 and is expected to remain immaterial in future periods.  No grants occurred in the three and nine month periods ending March 31, 2010.  No exercises, expirations or cancellations occurred in these periods.

10.	Net Income (Loss) Per Share

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

A reconciliation of shares used in the calculation of basic and diluted net income (loss) per share follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Income (loss)	$(1,933,639)	$(795,922)	$(2,890,121)	$(1,688,890)

Net income (loss) attributable to common stockholders	$(1,952,132)	$(795,922)	$(2,944,917)	$(1,688,890)

Net income (loss) attributable per common share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding:
Basic	86,269,090	72,519,336	80,049,284	72,243,290
Diluted	86,269,090	72,519,336	80,049,284	72,243,290

As March 31, 2010 and 2009, respectively, approximately 22.1 million and 22.0 million options, warrants, and restricted stock had been excluded from the calculation of diluted loss per share as the effect would have been antidilutive.

11.	Related Party Transactions

As of March 31, 2010 and 2009, the Company is paying a fee of $0 and $1,083 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D. Chief Executive Officer of the Company.  The fees are for rent, telephone and other office services which are based on estimated fair market value.  As of March 31, 2010 and June 30, 2009, Dr. Garner and EGB Advisors, LLC were owed $0 and $6,007, respectively. From the inception of the Company to March 31, 2010 and 2009, respectively, the Company has paid $229,062 and $190,530 to these related parties, $4,256 of which was paid in common stock at $0.10 per share.

Several stockholders provided consulting services and were paid $174,644 and $171,708 for those services from the inception of the Company to March 31, 2010 and 2009, respectively.  As of March 31, 2010 and June 30, 2009, respectively, $0 and $456 was owed to these consultants.

As of March 31, 2010 and June 30, 2009, the Company’s former legal counsel in Canada was owed $67,169 and $67,169, respectively.  From the inception of the Company to March 31, 2010 and 2009, the Company paid $78,299 and $78,299, respectively, for legal expenses to the related party stockholders’ company.

As of March 31, 2010 and June 30, 2009, the Company’s former legal counsel was owed $0 and $102,861, respectively. From the inception of the Company to March 31, 2010 and 2009, the Company paid $294,667 and $173,325, respectively, for legal expenses to the related party stockholder’s company.  On December 29, 2009 the Company entered into a Debt Settlement Agreement with this former legal counsel. Pursuant to the terms of the Debt Settlement Agreement, the former legal counsel agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares of its common stock at a rate of $0.10 per share.

On August 27, 2007, the Company settled a debt with one of its former legal counsels.  As part of the settlement, the Company paid $15,132 on behalf of Inverseon, Inc.  William J. Garner, M.D., the Chief Executive Officer and a director and Martin E. Shmagin, the Chief Financial Officer and a director are also officers, directors and shareholders in Inverseon, Inc.  On August 22, 2008, Inverseon, Inc. converted its $15,132 receivable to an unsecured promissory note. From the inception of the Company to March 31, 2010, Inverseon has paid the Company $2,000 in interest income. As of March 31, 2010, $759 of accrued interest was due the Company.

12.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and June 30, 2009 are summarized below:

	March 31, 2010				June 30, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash	$42,652	$-	$-	$42,652	$2,805	$-	$-	$2,805

Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$1,300,200	$-	$1,300,200	$-	$709,200	$-	$709,200

Warrants Liability	$-		$3,006,234	$3,006,234	$-	$-	$-	$-

13.	Warrants

Effective July 1, 2009, the Company adopted the provisions of FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock"). As a result of adopting ASC 815, warrants to purchase 14,000,000 of the Company's common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.125 and expire in July 2012. Effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, from equity to liability status, as if these warrants were treated as a derivative liability since their date of issue. On July 1, 2009, the Company reclassified the effects of prior accounting for the warrants by decreasing additional paid-in capital by $1,127,557, increasing accumulated deficit by $106,318, and recording a $1,233,875 warrant liability. The fair value of these common stock purchase warrants increased to $2,303,153 as of March 31, 2010. Accordingly, the Company recognized a $942,665 loss and a $1,069,278 loss from the change in fair value of these warrants for the three and nine months ended March 31, 2010.  The non-cash expense recognized to date on these warrants plus warrants issued since July 1, 2009 is $1,124,321.  The fair value was calculated using the Black-Scholes option pricing model. The assumptions that were used to calculate fair value as of July 1, 2009 and March 31, 2010 for these warrants and the warrants issued in the subsequent periods ended March 31, 2010 described in Notes 7 and 8 were as follows:

	Expiration Date
	July 2012
Assumption as of July 1, 2009:
Risk-free interest rate	1.64%
Expected volatility	271.21%
Expected life (in years)	3.04
Dividend yield	0.00%

	Expiration Date	Expiration Date	Expiration Date	Expiration Date	Expiration Date
	July 2012	August 2014	October 2014	January 2015	March 2015
Assumption as of March 31, 2010:
Risk-free interest rate	1.02%	2.55%	2.55%	2.55%	2.55%
Expected volatility	274.09%	240.41%	236.23%	231%	226% - 228%
Expected life (in years)	2.29	4.38	4.58	4.80	5.00
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

14.	Subsequent Events

The Company’s management has evaluated and disclosed subsequent events that have occurred since March 31, 2010.

On April 6, 2010, the Company entered into a Stock Purchase Agreement with a third party in the amount of $50,000.  Under the term of the agreement, the individual received 500,000 shares of subscribed common stock of the Company at the rate of $0.10 per share and the right to purchase 500,000 warrants of the Company at the rate of $0.125 per share.  The warrants have a five year term.  From the date of the agreement until the first anniversary of the agreement, in the event that the Company issues or sells any shares of Common Stock or any Common Stock Equivalents pursuant to which shares of Common Stock may be acquired at a price less than $0.10 per share (a "Lower Price Issuance"), the purchaser shall have the right to elect to substitute any term or terms of the offering being made in connection with the Lower Price Issuance for any term of the offering in connection with the Common Stock and Warrants (purchased hereunder) owned by the subscriber.

On April 21, 2010, the Company filed a request for an FDA meeting to advance the URG101 clinical program.

On April 21, 2010, the Company and Oceana Therapeutics, Inc. mutually agreed to terminate the Consulting Agreement dated December 18, 2009.

On April 21, 2010, the Company entered into an Amendment (the “Amendment”) to the Note Purchase Agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum”). Pursuant to the Amendment, the Company and Platinum agreed to amend the three Purchase Agreements to permit the conversion of the outstanding amounts under the three notes of $499,500 plus accrued interest of $53,441 into shares of Series C Convertible Preferred Stock of the Company. On April 21, 2010 the Company filed a Certificate of Designation with the Secretary of State of Delaware which sets forth the powers, preferences and rights of the Series C Preferred Stock. At the closing of the transactions, the Company issued to Platinum 552,941 shares of Series C Preferred Stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

On April 26, 2010, a UCC termination statement was filed with the Secretary of State of Delaware to terminate the security interest granted to Platinum-Montaur Life Sciences, LLC in connection with the Note Purchase Agreement dated as of January 9, 2009.

On May 9, 2010, the Company entered into a Debt Settlement Agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the Debt Settlement Agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $50,000 plus accrued interest of $3,847 into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On May 13, 2010, the Company entered into a second amendment with Kalium, Inc. to amend the first amendment dated November 10, 2008 of the May 2006 license agreement. The second amendment extends the time period from four years to six years in which the Company will be required to complete a clinical trial or license the product in a territory.

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

CRITICAL ACCOUNTING POLICIES

There were no significant changes in our critical accounting policies during the nine months ended March 31, 2010 as compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2009.

Recent Accounting Pronouncements

Information with respect to Recent Accounting Pronouncements may be found in Note 2 to the Notes of Unaudited Condensed Consolidated Financial Statements in “Part I. Financial Information – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Overview

For the three month period ended March 31, 2010, net loss has increased by $1,137,717 to $1,933,639 as compared to net loss of $795,922 for the corresponding period in 2009.  This increase was due primarily to more non-cash mark-to-market expense compared to 2009 quarter, offset by decreased expenses in sales and marketing, general and administrative and research and development.

For the nine month period ended March 31, 2010, net loss has increased by $1,201,231 to $2,890,121, as compared to a net loss of $1,688,890 for the corresponding period in 2009.  This increase was due primarily to increased mark-to-market expense offset by decreased expenses in research and development.

At March 31, 2010, our accumulated deficit was $14,889,951.  We expect to incur substantial losses for the foreseeable future and do not expect to generate revenue from the sale of products in the foreseeable future, if at all.

Revenue

There were no revenues for the three and nine month periods ended March 31, 2010 and 2009.

Research and Development Expenses

Research and development expenses decreased $6,360 to $5,472 for the three months ended March 31, 2010 from $11,832 for the corresponding period in 2009. This decrease was due to a reduction in consulting fees.

Research and development expenses decreased $149,180 to $16,454 for the nine months ended March 31, 2010 from $165,634 for the corresponding period in 2009.  This decrease was due to the reduction in staff. We expect research and development expenses to increase in future quarters as we continue our clinical studies of our two product lines and pursue our strategic opportunities, if the Company’s liquidity improves.

General and Administrative Expenses

General and administrative expenses increased $104,491 to $392,617 for the three months ended March 31, 2010, compared to $288,126 for the corresponding period in 2009. The increase in general and administrative expenses was due to an increase in consulting and board fees.

General and administrative expenses decreased $50,946 to $979,498 for the nine months ended March 31, 2010, compared to $1,030,444 for the corresponding period in 2009.  The decrease in general and administrative expenses was due to a reduction in staff and accounting fees offset by an increase in board of director fees and consulting fees.  We expect general and administrative expenses to increase going forward if the Company’s liquidity improves.

Sales and Marketing Expenses

Sales and marketing expenses was $0 for the three months ended March 31, 2010, compared to a credit of $11,670 for the corresponding period in 2009. There was no sales and marketing activity in the current period.

Sales and marketing expenses decreased $77,010 to $0 for the nine months ended March 31, 2010, compared to $77,010 for the corresponding period in 2009.  The decrease was due to no sales and marketing activity in the current fiscal year.  We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward towards commercialization, if the Company’s liquidity improves.

Interest Income and Other Income and Expenses, net

Interest income and other income and expenses, net, changed by $1,037,581 to $1,498,811 of expense for the three months ended March 31, 2010, compared to $461,230 of expense in the corresponding period of 2009.  The change was due to a larger mark-to-market impact on the Company’s Series B Preferred Stock and Warrants and common stock warrants classified as liabilities during the three month period ended March 31, 2010, coupled with more warrants issued and reclassified as liabilities in the quarter ended March 31, 2010.

Interest income and other income and expenses, net, changed by $1,421,139 to $1,721,382 of expense for the nine months ended March 31, 2010, compared to $300,243 of expense in the corresponding period of 2009.  The change was due to a larger mark-to-market impact on the Company’s Series B Preferred Stock and Warrants and common stock warrants classified as liabilities during the nine month period ended March 31, 2010, coupled with more warrants issued and classified as liabilities for the nine months ended March 31, 2010.

Interest Expense

Interest expense decreased by $9,665 to $36,739 for the three months ended March 31, 2010, compared to $46,404 in the corresponding period of 2009.  The decrease was primarily due to less debt due to conversion of unsecured notes payable to equity.

Interest expense increased by $57,228 to $172,787 for the nine  months ended March 31, 2010, compared to $115,559 in the corresponding period of 2009.  The increase was primarily due to interest expense on additional secured and unsecured notes payable financing offset in the 2nd and 3rd quarters by converting portions of debt to equity.

Liquidity and Capital Resources

We have received a report from our independent registered public accounting firm regarding the financial statements for the fiscal year ended June 30, 2009, that includes an explanatory paragraph stating that the financial statements have been prepared assuming the Company will continue as a going concern. The explanatory paragraph identified the following conditions which raise substantial doubt about our ability to continue as a going concern, and such conditions include:  (i) we have incurred operating losses since inception, including a net loss of $2,256,607 for the fiscal year ended June 30, 2009, and net loss for the nine months ended March 31, 2010 of $2,890,121, an accumulated deficit of $14,889,951 at March 31, 2010 and a working capital deficit of $8,501,356 at March 31, 2010, and (ii) we anticipate to incur further losses for the foreseeable future.  We expect to finance future cash needs primarily through proceeds from equity or debt financing, loans, and/or collaborative agreements with corporate partners in order to be able to sustain our operations.

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

Net cash used in operating activities for the nine months ended March 31, 2010 was $655,653, which primarily reflected the net loss of $2,890,121, adjusted for increases in payables of $48,844 and accrued expenses of $314,391, non-cash expenses of $147,097, change in the fair value of the Series B convertible preferred stock liability of $591,000 and warrant liabilities of $1,124,321. Net cash used in operating activities for the nine months ended March 31, 2009 was $451,922 which primarily reflected the net loss of $1,688,890, adjusted for increases in payables of $64,165 and accrued expenses of $666,528, non-cash expenses of $56,108 and change in the fair value of Series B preferred stock liability of $406,074.

There were no significant investing activities for the nine months ended March 31, 2010 or 2009.

For the nine months ended March 31, 2010, net cash provided by financing activities was $695,500, which was primarily due to the issuance of notes payable in the amount of $310,500 and common stock subscriptions of $385,000.  For the nine months ended March 31, 2009, net cash provided by financing activities was $462,000, which reflected $462,000 for the issuance of notes payable.

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

On March 23, 2010 the Company entered into a Debt Settlement Agreement with a third party.  Pursuant to the terms of the Debt Settlement Agreement, the third party converted an outstanding unsecured promissory note in the amount of $20,000 plus accrued interest of $4,458 into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On March 24, 2010 the Company entered into a Debt Settlement Agreement with a third party.  Pursuant to the terms of the Debt Settlement Agreement, the third party agreed to convert the outstanding amount of $12,956 owed by the Company into 129,562 shares of subscribed common stock of the Company at a rate of $0.10 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Urigen’s exposure to market risk for changes in interest rates relates primarily to our cash balances. We maintain a strict investment policy that ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our cash consists of cash and money market accounts.  The table below presents notional amounts and related weighted-average interest rates for our cash balances as of March 31, 2010.

March 31,
2010

Cash	$42,652
Average interest rate	0.07%

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 2009, a Complaint was filed against the Company by Artizen, Inc. in Superior Court, San Francisco County to recover $53,465 together with interest at the rate of 7% per annum from October 7, 2007 for services rendered to the Company.  The Company’s records indicate that Artizen, Inc. is owed $46,242 and has requested documentation of the amount alleged in the complaint. On October 14, 2009, the Company had previously offered to settle this debt through the issuance of the Company’s restricted common stock, but the offer was not accepted. On March 22, 2010, the Company entered into a settlement agreement.  Under the terms of the Agreement, the Company will pay Artizen, Inc. $4,000 per month for six months.  At the end of the six months, the parties will re-evaluate the amount of the monthly payments.

ITEM 1A. RISK FACTORS

There are no material changes from the risk factors previously disclosed in our Form I0-K for the year ended June 30, 2009 filed with the SEC on September 24, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2010, the Company issued 250,000 shares of common stock to a third party at $0.10 per share.

On January 15, 2010, the Company issued 250,000 shares of common stock to a third party at $0.10 per share.

On January 20, 2010, the Company issued 1,000,000 shares of common stock to a third party at $0.10 per share.

On February 1, 2010, the Company issued 244,583 shares of common stock to J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D. a director of the Company pursuant to a debt settlement agreement at $0.10 per share.

On March 1, 2010, the Company issued 105,500 shares of common stock to third parties in exchange for consulting services at an average price of $0.137 per share.

On March 4, 2010, the Company issued 500,000 shares of subscribed common stock to a third party at $0.10 per share.

On March 8, 2010, the Company issued 400,000 shares of subscribed common stock to Dan Vickery a director of the Company at $0.10 per share.

On March 15, 2010, the Company issued 110,000 shares of common stock to third parties in exchange for consulting services at $0.17 per share.

On March 16, 2010, the Company issued 500,000 shares of subscribed common stock to a third party at $0.10 per share.

On March 23, 2010, the Company issued 244,583 shares of subscribed common stock to a third party pursuant to a debt settlement agreement at $0.10 per share.

On March 24, 2010, the Company issued 129,562 shares of subscribed common stock to a third party pursuant to a debt settlement agreement at $0.10 per share.

On March 26, 2010, the Company issued 250,000 shares of subscribed common stock to a third party at $0.10 per share.

On March 31, 2010, the Company issued 350,000 shares of subscribed common stock to a third party at $0.10 per share.

We believe that the issuance of the securities referenced were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

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

URIGEN PHARMACEUTICALS, INC.

May 17, 2010	By:	/s/ William J. Garner, MD
WILLIAM J. GARNER, MD
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)