Form 10-K
period 2010-06-30
Urigen Pharmaceuticals, Inc.
filed 2012-08-10
CIK 932352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒           Annual report under to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended June 30, 2010

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

000-22987
(Commission File Number)

Urigen Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3156660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

501 Silverside Road PMB #95
Wilmington, DE 19809
(Address of principal executive offices)

(925) 280-2861
(Issuers Telephone Number)

 (Former name, former address, former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                                                                      Accelerated filer ☐

Non-accelerated filer ☐                                                (Do not check if a smaller reporting company)                                                                                      Smaller reporting company ☒

Indicate by check number whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

Aggregate market value of the voting stock held by non-affiliates (based upon the closing sale price of $0.03 per share) as of June 30, 2012 was approximately $2.7 million.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 92,221,661 as of August 8, 2012.

URIGEN PHARMACEUTICALS, INC.
Index

EXPLANATORY NOTE

GENERAL

This is an annual report of Urigen Pharmaceuticals, Inc. (together with its consolidated subsidiaries, “Urigen”, the “Company”, “we”, “us”, and “our”, unless the context indicates otherwise) covering the fiscal year ended June 30, 2010. Because of the amount of time that has passed since our last report was filed with the Securities and Exchange Commission (the “SEC”), the information relating to our business and related matters is focused on our more recent periods after June 30, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) and any documents incorporated by reference herein or therein may contain “forward-looking statements”. Forward-looking statements reflect our current view about future beliefs, plans, objectives, goals or expectations. When used in such documents, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements relating to our business goals, business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, a continued decline in general economic conditions nationally and internationally; market acceptance of our products and services; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize new and improved products and services; our ability to raise capital to fund continuing operations; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the sections of this annual report entitled “Risk Factors”) relating to our industry, our operations and results of operations and any businesses that may be acquired by us. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. We file reports with the Securities and Exchange Commission (“SEC”). Our electronic filings with the United States Securities and Exchange Commission (including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports) are available free of charge on the Securities and Exchange Commission’s website at http://www.sec.gov. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this annual report and other reports we have filed or will file with the SEC and which are incorporated by reference herein, including statements under the caption “Risk Factors” and “Forward-Looking Statements” in such reports. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 1.                 DESCRIPTION OF BUSINESS

OVERVIEW

We specialize in the development of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Bladder Pain Syndrome/Interstitial Cystitis (“BPS” or “BPS/IC”).

Urology represents a specialty pharmaceutical market of, according to the American Urology Association (the “AUA”), approximately 10,000 physicians in the United States. Urologists treat a variety of ailments of the urinary tract including urinary tract infections, bladder cancer, overactive bladder, urgency and incontinence and interstitial cystitis, a subset of BPS. Many of these indications, we believe, represent significant, underserved therapeutic market opportunities.

Over the next several years, we believe, a number of key demographic and technological factors should accelerate growth in the market for medical therapies to treat urological disorders, particularly in our product categories. These factors include the following:

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

Our clinical stage product, URG101, a bladder instillation for Bladder Pain Syndrome/Intersticial Cystitis (BPS/IC) targets significant unmet medical needs with meaningful market opportunity in urology. URG101 targets BPS/IC which affects approximately 10 million men and women in North America. URG101 is a unique, proprietary combination therapy of components that is locally delivered to the bladder for rapid relief of pain and urgency as demonstrated in Urigen’s positive Phase II Pharmacodynamic Crossover study.

We are seeking worldwide partners for URG101 to complete its development and commercialization. We plan to evaluate the feasibility of marketing our products to urologists and urogynecologists in the United States via a specialty sales force managed internally.

Recent Developments

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement. The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

On July 15, 2010, the Company initiated a pilot project to license the rights under the License Agreement with the Regents of the University of California, to compound intravesical heparin and lidocaine formulations to pharmacies associated with urologists who treat interstitial cystitis/bladder pain syndrome (IC/BPS), by entering into a Formulation and Use Agreement with a third party. On April 14, 2011, June 16, 2011, November 7, 2011 and May 14, 2012, the Company entered into four additional Formulation and Use Agreements with additional compounding pharmacies. For the years ended June 30, 2012 and 2011, the Company received total payments of $270,031, and $110,160, respectively, from this program. Cumulative cash received for the period from July 1, 2010 to July 31, 2012 was $433,299.

In August 2010, Robert J. Watkins and Michael Goldberg resigned as directors of Urigen. There was no disagreement between the Company and each of Mr. Watkins or Mr. Goldberg that led to their resignation.

On September 5, 2010, the Company’s CEO, Dr. William Garner was no longer employed by the Company, and on December 12, 2010, he resigned as a director of the Company. On December 12, 2010, the Company entered into an agreement with Dr. Garner. The Agreement provided for the payment of back wages, severance and expenses incurred by Mr. Garner in the performance of his services as CEO to the Company.

On January 31, 2011, we returned all rights to URG-301, a urethral lidocaine suppository, to Kalium, Inc., by mutual consent.

Effective March 3, 2011, Urigen entered into  the Fourth Amendment to Transaction Documents to the note purchase agreement dated as of January 9, 2009 with Platinum Montaur Life Science, LLC (“Platinum” or the “Holder”), pursuant to which, the Company issued a 10% senior convertible promissory note in the principal amount of $461,195 (the “March Note”) to Platinum representing accrued dividend payments on the Series C Convertible preferred stock held by Platinum and interest payments owed to Platinum on a $25,000 note issued by the Company on August 6, 2010. In addition, the Company issued a 10 % senior convertible promissory note to Platinum in the principal amount of $150,000 (together with the March Note, the “Platinum March Notes”). The Platinum March Notes mature on September 3, 2013 and are convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Platinum March Notes. In connection with the issuance of the Platinum March Notes, the Company issued to Platinum a five year warrant to purchase up to 6,111,948 shares of the common stock of the Company at an initial exercise price of $0.125 per share. The Company also agreed to extend the term of certain warrants dated as of August 1, 2007 and April 19, 2010 issued to Platinum to March 3, 2016.

On March 15, 2011, C. Lowell Parsons, M.D., a member of the board of directors of the Company, agreed to provide research and development services to the Company. On May 16, 2012, the Board approved the entry into a consulting agreement with Dr. Parsons, and allocated compensation to Dr. Parsons of up to 2,500,000 five year warrants to purchase shares of the Company’s stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. The board agreed to issue 1,250,000 warrants for services rendered by Dr. Parsons through May 31, 2012.

In April 2011, Urigen met with the FDA in a type “C” meeting. The FDA agreed to the Company’s proposal that the next clinical trial would be a single dose 4 arm contribution of components study and that this trial would satisfy the Combination Drug Rule. In addition, the FDA had positive feedback on the overall scope of the Company’s clinical development plan, including the proposed size of the safety database to support a 505(b)2 NDA, given that URG101 has a large treatment effect and the safety of the components are known.

On April 26, 2011, Dan Vickery agreed to become Chairman of our Company, and on June 29, 2011 Dr. Vickery agreed to become Secretary of the Company.

On May 4, 2011, Martin Shmagin (then CFO) was no longer employed by the Company and on May 5, 2011 he resigned as a director of the Company.

On September 29, 2011, the Company entered into an addendum to the April 2010 settlement agreement with Steve Rabin, a former employee of the Company, to convert $85,544 in payroll liability into 400,000 shares of subscribed common stock of the Company.

On September 30, 2011, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $31,373, due September 30, 2013 or earlier upon demand of the note holder. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note was comprised of principal amounts advanced to the Company between July 2010, and October 2010, that together with interest, aggregated to the note amount.

Effective October 5, 2011, the Company entered into Amendment No. 5 (the “Amendment No. 5”) to the note purchase agreement dated as of January 9, 2009 with Platinum. Pursuant to the Amendment No.5, the Company issued a 10% senior convertible promissory note to Platinum in the principal amount of $300,000 (the “Platinum Note”). The Platinum Note matures on October 5, 2013 and is convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Note. In connection with the issuance of the Platinum Note, the Company issued to Platinum a five year warrant to purchase up to 3,000,000 shares of the common stock of the Company at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. In connection with this transaction, Platinum agreed to permit the Company to incur up to an aggregate of $200,000 of indebtedness owed to additional lenders (the “Additional Lender Debt”) pursuant to the terms of a note and warrant purchase agreement (the “Additional Lender Purchase Agreement”).

Effective November 1, 2011, pursuant to the Additional Lender Debt, the Company entered into a note and warrant purchase agreement (the “2011 Purchase Agreement”) with certain accredited investors for the sale of the Company’s 10% senior convertible promissory notes in the aggregate principal amount of $170,000 (the “2011 Notes”). The 2011 Notes mature on November 1, 2013 and are convertible at the option of each of the holders at a conversion price of $0.10 per share. The purchasers, including the Company’s Chairman, Dr. Vickery and a director, Dr. C. Lowell Parsons, received five year warrants to purchase an aggregate of up to 1,700,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. In connection with the 2011 Purchase Agreement, each purchaser entered into an intercreditor agreement with Platinum. As of June 30, 2012, $170,000 was received and 1,700,000 warrants were issued. Under the Additional Lender Purchase Agreement, the Company may incur up to an additional $30,000 of indebtedness.

On December 22, 2011, the Company entered into an installment payment agreement with the state of California Board of Equalization (the “BOE”). As a result of an audit by the BOE of the Company and the Company’s predecessor Valentis, Inc., on August, 12, 2011 the Company was assessed $65,005 in taxes, penalties and interest related to the sale of certain assets by Valentis, Inc. In December 2011, pursuant to the agreement, the Company agreed to payments of $2,000 per month, beginning January 15, 2012. The associated liability has been included as an accrued liability in the accompanying financial statements as of June 30, 2010.

On March 14, 2012, Platinum agreed to waive any adjustment to the conversion price, warrant price, or warrant shares related to Warrants previously issued to Platinum by the Company which would have been triggered by the issuance of additional shares between October 1, 2009 and March 14, 2012, and further, agreed to waive any adjustments for future issuances of shares of common stock of the Company to the Company’s Board of Directors, employees, or consultants. Additionally, Platinum agreed to reduce the required reservation of common stock to not less than 100% of the number of shares issuable upon conversion of the Series B or Series C Convertible preferred stock or the Warrants held by Platinum.

On May 24, 2012, the U.S. Securities and Exchange Commission (the “SEC”) ordered a temporary suspension of trading in our common stock commencing on May 24, 2012 through June 6, 2012. As stated in the order, the suspension in trading is due to the Company’s delinquency in filing reports with the SEC. Trading in the company’s common stock remains suspended.

On May 25, 2012, Martin E. Shmagin filed suit against the Company in the United States District Court for the Northern District of California (Civ. Act. No. CV 12 2630 JSC) alleging breach of contract and breach of fiduciary duty. The breach of contract claim alleges the Company breached the terms of an employment agreement between Mr. Shmagin and the Company by failing to pay salary, severance and other due benefits. Mr. Shmagin demands back wages and additional payments totaling $941,680 plus pre-judgment interest. This contingency is in the early stages of discovery and thus the outcome cannot be predicted at this stage. The Company intends to vigorously defend against the lawsuit.

On July 9, 2012, the Company entered into a settlement agreement with Juvaris Biotherapeutics Inc. (“Juvaris”), relating to a dispute which arose pursuant to $61,739 of tax obligations due to the BOE, as a result of the transactions consummated pursuant to that certain asset purchase agreement entered into between the Company and Juvaris, dated October 27, 2006. The settlement agreement provides for payments to the Company of $2,000 per month for 6 months in 2012 and 6 months in 2013, until a total of $25,988 is received.

On August 9, 2012, Ed Teitel resigned as a director of the Company. The resignation did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.

POTENTIAL PRODUCTS, TECHNOLOGIES AND SERVICES

Following is a description of our products currently in development, the anticipated market for such products as well as the competitive environment in these markets.

Proprietary Product Candidates:

URG101

Market Opportunity for Treatment of Bladder Pain Syndrome

Presently, no approved products exist for treating BPS, and those that have been approved for interstitial cystitis, a subset of BPS, are based on clinical studies which have shown the drugs to be marginally effective. According to its website, the FDA has approved two drugs for the treatment of interstitial cystitis.  Neither is labeled as providing immediate system relief. For example, at three months, the oral drug Elmiron achieved a therapeutic benefit in only 38% of patients on active drug versus 18% on placebo. The other drug approved for interstitial cystitis, RIMSO®-50 is an intravesical treatment that was not based on double-blind clinical trial results. According to the Interstitial Cystitis Data Base Study Experience published in the year 2000, RIMSO®-50 is widely recognized as ineffective and not included among the top ten most common physician-prescribed treatments for urinary symptoms.

Consequently, there remains a significant need for new therapeutic interventions such as URG101 that can address the underlying disease process while also providing acute symptom relief. BPS is a chronic disease characterized by moderate to severe pelvic pain, urgency, urinary frequency, dyspareunia (painful intercourse) with symptoms originating from the bladder. Current epidemiology data shows that BPS may be much more prevalent than previously thought.

One theory of BPS’s pathological cause implicates a dysfunction of the bladder epithelium surface called the urothelium. Normally, the urothelium is covered with a mucus layer, the glycosaminoglycan, or GAG layer, which is thought to protect the bladder from urinary toxins. A deficiency in the GAG layer would allow these toxins to penetrate into the bladder wall activating pain sensing nerves and causing bladder muscle spasms. These spasms trigger responses to urinate resulting in the symptoms of pelvic pain, urgency and frequency, the constellation of symptoms associated with this disease. Once established, BPS can be a chronic disease, which can persist throughout life and can have a devastating impact on quality of life.

In May of 2009, the RAND Corporation reported a survey of 100,000 households in the United States and estimated that there are 3.4 to 7.9 million women in the United States with interstitial cystitis. In 2007 the Boston Area Community Health (BACH) Survey estimated up to 1.22% of men in the study had symptoms. The Interstitial Cystitis Organization relies on these data and estimates that 3 to 8 million women and 1 to 4 million men in the United States may have IC. Dr. Matt Rosenberg and co workers have found the prevalence of IC, based on history, PUF score, patient interview, and results of the bladder testing to be 4.3% in a general clinic population. Patients with BPS symptomology ranged up to 17.5% in females and up to 8.3% in males. These data support an estimate of the prevalence of BPS/ICS in the United States of approximately 10 million patients.

Product Development

We have licensed the URG101 technology from the University of California, San Diego. The license agreement is exclusive with regard to patent rights and non-exclusive with regard to the written technical information. We may also grant a sublicense to third parties. Pursuant to the license agreement, which was effective as of January 18, 2006, we were required to pay a license issue fee in the form of 7.5% of Urigen N.A. authorized common stock, and we were required to pay (i) license maintenance fees of $15,000 per year which was amended on December 22, 2008 as follows: (a) $5,000 payable on May 6, 2009, (b) $15,000 payable on June 6, 2009, $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product. On August 24, 2009, the license maintenance fees were amended to provide (a) partial consideration and in lieu of cash for license maintenance fees that were due on May 6, 2009 and June 6, 2009, and require the Company to issue 250,000 shares of its common stock to the University, (b) $20,000 payable on June 6, 2010 and $25,000 payable on June 6, 2011 and annually thereafter on each anniversary until the Company is commercially selling the licensed product, (ii) milestone payments of up to $625,000 upon the occurrence of certain events related to FDA approval, (iii) an earned royalty fee equal to 1.5% to 3.0% of net sales, (iv) sublicense fee, if applicable, and (v) beginning in the year of any commercial sales, a minimum annual royalty fee of $35,000. The term of the license agreement ends on the earlier of the expiration date of the longest-lived of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, we may terminate the license agreement at any time and for any reason upon a 90-day written notice. In the event that any licensed product becomes the subject of a third-party claim, we have the right to conduct the defense at our own expense, and may contest or settle claims in our sole discretion; provided, however, that we may not agree to any settlement that would invalidate any valid claim of the patent rights or impose any ongoing obligation on the University or admit liability or wrongdoing on the part of the University without the University’s consent. Pursuant to the terms of the license agreement, we must indemnify the university against any and all claims resulting or arising out of the exercise of the license or any sublicense, including product liability. In addition, upon the occurrence of a sale of a licensed product, application for regulatory approval or initiation of human clinical trials, we must obtain and maintain comprehensive and commercial general liability insurance.

We started commercial sales of licensed product in November, 2010, by entering into a Formulation and Use Agreement with a third party. We notified UCSD that the royalty structure for the Formulation and Use Agreements constituted a “Combination Product” as allowed under the agreement and calculated royalties on the Licensed technology used by the compounding pharmacies.

The individual components of this combination therapy, lidocaine and heparin, were originally approved as a local anesthetic and an anti-coagulant, respectively. It was demonstrated that a proprietary formulation of these components reduced symptoms of pelvic pain and urgency upon instillation into the bladder.

The rationale for this combination therapy is two-fold. According to one theory, BPS/IC may be caused by a deficiency of the glycosaminoglycan mucus layer or GAG layer. The heparin, a glycosaminoglycan, coats the bladder wall augmenting natural heparinoids, which may be deficient on the surface of the urothelium. Heparin is not being utilized in this application for its anti-coagulant properties. Heparinoids comprise part of the GAG mucus layer of the urothelium and are thought to help to limit urinary toxins from penetrating the underlying tissues thereby preventing pain, tissue inflammation and muscle spasms. The lidocaine is a local anesthetic that is thought to reduce the sensations of pain, urge and muscle spasms.

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

The URG101-104 study, published in January 2012, was a pharmacodynamic crossover study to evaluate the time course of response to URG101 drug and placebo in subjects experiencing acute symptoms of Bladder Pain Syndrome / Interstitial Cystitis (BPS/IC). In March 2008 an un-blinded interim analysis was conducted. Primary and secondary efficacy measurements in the study demonstrated that URG101 was significantly better than placebo. The average reduction of pain over 12 hours was 21% for control and 42% for active drug (P=0.0363), average urgency reduction was 13% for control and 35% for drug (P=0.0328), and global assessment response was 13% for control and 50% for drug (P=0.0137).

In April, 2011 we met with the FDA in a type “C” meeting. The FDA agreed to our proposal that the next clinical trial would be a single dose 4 arm contribution of components study and that this trial would satisfy the Combination Drug Rule. In addition, the FDA had positive feedback on the overall scope of our clinical development plan, including the proposed size of the safety database to support a 505(b)2 NDA, given that URG101 has a large treatment effect and the safety of the components are known.

Competitive Landscape

We believe BPS is currently an underserved medical market. There is no acute treatment for pain of bladder origin other than narcotics. Currently, there are two approved therapeutics, RIMSO®-50 and Elmiron®, for the treatment of interstitial cystitis. Both of these approved products require chronic administration before any benefit is achieved. Other non-approved therapies provide marginal, if any benefit.

Development of drugs for BPS/IC has targeted a wide array of potential causes with limited success. We believe that URG101 will be well positioned, as it will address both the acute pain the patient experiences and the dysfunctional aspect of the urothelium of the bladder wall.

In January, 2011, the American Urological Association published guidelines that recommended intravesical lidocaine and heparin as first line drug treatments for patients with BPS/IC.

Commercialization Plan

In the United States, we plan to evaluate the feasibility of marketing our products to urologists and urogynecologists via a specialty sales force managed internally. We plan to collaborate with appropriate commercial partners and vendors to conduct a situational analysis of the United States; develop an appropriate product strategy; and then, create and implement a launch plan. As appropriate, co-promotional or licensing agreements will be established with interested parties to ensure that URG101 is adequately promoted to the entire U.S. healthcare community.

Manufacturing of URG101 finished goods will be conducted by contract manufacturers approved by regulatory authorities and with a history of having demonstrated an ability to support a global supply chain demand. Negotiations with such manufacturers are planned to establish requisite manufacturing and supply agreements.

CORPORATE COLLABORATIONS

In countries outside of the United States, we anticipate we will either assign licensing rights to or establish supply and distribution agreements with interested parties. Initial discussions to acquire such rights have begun with interested parties who have a strategic interest in urology and Bladder Pain Syndrome and have the requisite infrastructure and resources to successfully commercialize URG101.

We were formerly known as Valentis, and had a series of technologies ranging from gene delivery and expression technologies to proprietary formulation and manufacturing technologies. We retain a number of corporate collaborations, licenses, and other agreements relating to those technologies.

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

Third parties that we use, and have used in the past, to support clinical trials include Universal Regulatory, Inc., Northstar Consulting, LLC., Clinimetrics, Research Canada, Inc., EMB Statistical Solutions, LLC (“EMB”), and Hyaluron Inc. (“HCM”).

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

We were formerly known as Valentis, and had a series of technologies ranging from gene delivery and expression technologies to proprietary formulation and manufacturing technologies. We retain a number of patents and applications relating to those technologies.

For URG101, we currently own or have licensed two (2) issued patents and several patent applications. Based on these filings, we anticipate that URG101, may be protected until at least 2026.

Summary of our Patents and Patent Applications for URG 101 Product Development:

●
We have licensed a series of patents and patent applications entitled “Novel Interstitial Therapy for Immediate Symptom Relief and Chronic Therapy in Interstitial Cystitis” from the University of California, San Diego. These patents and patent applications claim treatment formulations and methods for reducing the symptoms of urinary frequency, urgency, and/or pelvic pain, including interstitial cystitis. These patents and patent applications include: (a) United States Patent No. 7,414,039; (b) Australian Patent Application Serial No. 2005209322, Sealed (granted); (c) European Patent Application No. 05712839.9; (d) Canadian Patent Application 2554489; and (e) United States Patent Application Serial No. 12/188,134.

●
We have filed PCT Application Serial No. PCT/US2006/019745 entitled “Kits and Improved Compositions for Treating Lower Urinary Tract Disorders,” which is directed to superior buffered formulations and kits for treating lower urinary tract symptoms and disorders, including interstitial cystitis. This PCT application is the basis for a number of national and regional stage applications, including: (a) United States Patent Application Serial Nos. 11/813,941and 13/442,101; (b) Canadian Patent Application Serial No. 2,637,141; (c) European Patent Application Serial No. 06718460.6; (d) Korean Patent Application Serial No. 10-2007-7018672; and (e) Japanese Patent Application Serial No. 2007551439.

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

GENERAL COMPETITION WITHIN THE UROLOGICAL THERAPEUTIC INDUSTRY

Competition in the pharmaceutical industry is intense and is characterized by extensive research efforts and rapid technological progress. Several pharmaceutical companies are also actively engaged in the development of therapies for the treatment of BPS/IC. Such competitors may develop safer, more effective or less costly urological therapeutics. We face competition from such companies, in establishing corporate collaborations with pharmaceutical and biotechnology companies, relationships with academic and research institutions and in negotiating licenses to proprietary technology, including intellectual property.

Many competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than we do. There is no assurance that research and development by such competitors will not render our potential products and technologies, or the potential products and technologies developed by our corporate partners, obsolete or non-competitive, or that any potential product and technologies us or our corporate partners develop would be preferred to any existing or newly developed products and technologies. In addition, there is no assurance that competitors will not develop safer, more effective or less costly BPS therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than us or our corporate partners, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

As of June 30, 2010, we employed two individuals full-time, including one who holds a doctoral degree. Employees were engaged in product development, marketing, finance and administrative activities, including assessing strategic opportunities. Our employees are not represented by a collective bargaining agreement.

We currently employ no individuals on a full time basis. We entered into a consulting agreement, as amended and restated, withBioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, our Chairman and Secretary, pursuant to which BEL agreed to provide services related to business, commercial and regulatory development programs and general management services to the Company. From time to time we employ other consultants in the conduct of our business.

ITEM 1A.                      RISK FACTORS

RISK FACTORS

We have received a “going concern” opinion from our independent registered public accounting firm, which may negatively impact our business.

We have received a report from Burr Pilger Mayer, Inc., our independent registered public accounting firm, regarding our consolidated financial statements for the fiscal year ended June 30, 2010, which includes an explanatory paragraph stating that the financial statements were prepared assuming we will continue as a going concern. The report also stated that our recurring operating losses and need for additional financing have raised substantial doubt about our ability to continue as a going concern.  If we become unable to continue as a going concern, we may have to liquidate our assets and may realize significantly less than the value at which they are carried on our financial statements, and stockholders may lose all or a portion of their investment in our common stock.

We identified material weaknesses in our internal control over financial reporting for the fiscal year ended June 30, 2010, resulting in our conclusion that our internal control over financial reporting and disclosure controls and procedures were ineffective. If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results or prevent fraud.

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

Our Chairman, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2010. A material weakness, as defined in standards established by the Public Company Accounting Oversight Board (United States) is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon management’s assessment, we identified the following material weaknesses as of June 30, 2010: Management noted an insufficient quantity of experienced, dedicated resources involved in control activities and financial reporting. This material weakness contributed to a control environment where there is a reasonable possibility that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis. Management also noted that the Company’s design and operation of controls with respect to the process of preparing and reviewing the annual and interim financial statements are ineffective. This material weakness includes failures in the design and operating effectiveness of controls which would insure (i) preparation of financial statements and disclosures on a timely basis; (ii) that all journal entries and financial disclosures are thoroughly reviewed and approved internally and documentation of this review process is retained; (iii) adequate separation of duties in the reporting process,  (iv) timely reconciliation of balance sheet and expense accounts and  (v) since June 2010, the Company has lacked an audit committee which affects our Board’s oversight ability. These control deficiencies could result in a material misstatement of the financial statements due to the significance of the financial closing and reporting process to the preparation of reliable financial statements. We are implementing remediation steps to eliminate identified material weaknesses in our internal controls over financial reporting, including the following:

A new external consultant was hired in 2011 to assist Management with its assessment of the weaknesses in internal control and to assist in implementing corrective actions. The consultant has prior experience working with small companies and maximizing internal controls to the extent possible in a small company environment. Management believes it will be able to make certain improvements in the following areas: (1) the preparation of timely and accurate financial statements and disclosures; (2) the preparation and review of journal entries and financial disclosures; and (3) timely reconciliation of balance sheet and expense accounts. However, Management has also determined that to have adequate separation of duties in the reporting process, the Company would need to hire an additional employee. Therefore, until sufficient funds are raised by the Company, certain weaknesses with respect to segregation of duties will continue to occur.

In the future, an independent registered public accounting firm may be required to attest to and report on management’s assessment of the effectiveness of our system of internal control over financial reporting. Despite our remediation efforts, our management may conclude that our system of internal control over our financial reporting is not effective. Moreover, even if our management concludes that our system of internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us.

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

We have engaged in research and development activities since our inception. We incurred losses from operations of approximately $1.5 million and $1.8 million, for our fiscal years ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we had an accumulated deficit totaling approximately $13.3 million. Our products are in the development stage and, accordingly, our business operations are subject to all of the risks inherent in the establishment and maintenance of a developing business enterprise, such as those related to competition and viable operations management. We have limited revenues derived solely from the Formulation and Use Agreements with third party compounding pharmacies.

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

We are dependent on the Formulation and Use Agreements with third party compounding pharmacies for revenues.

We have limited revenues derived solely from the Formulation and Use Agreements with third party compounding pharmacies.  Pursuant to the agreements we receive royalty payments based upon doses of formulations compounded by the pharmacies. Pharmacies are regulated by local, state and federal authorities. Any changes in regulations that adversely affect the ability of the pharmacies to perform under the agreements or failure of the pharmacies to adhere to all regulation applicable to their business will significantly affect our ability to fund our operations.

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

From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical products. It is possible that the FDA or other governmental authorities will issue additional regulations which would further reduce or restrict the sales of our potential products. Any change in legislation or regulations that govern the review and approval process relating to our potential and future products could make it more difficult and costly to obtain approval for these products.  In addition, regulations that affect the operations of the pharmacies which are party to the Formulation and Use agreements we have entered into or the pharmacies’ failure to adhere to applicable local, state and federal laws may significantly impact our operations.

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

Delays in the commencement or completion of clinical testing could significantly impact our product development costs. We do not know whether current or planned clinical trials will begin on time or be completed on schedule, if at all. The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	obtaining regulatory approval to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;

●	obtaining sufficient quantities of clinical trial materials for any or all product candidates;

●	obtaining institutional review board approval to conduct a clinical trial at a prospective site; and

●	recruiting participants for a clinical trial.

In addition, once a clinical trial has begun, it may be suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements;

●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold; or

●	lack of adequate funding to continue the clinical trial.

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

We rely on third parties to manufacture sufficient quantities of compounds for use in our clinical trials and commercial operations and an interruption to this service may harm our business.

We rely on various third parties to manufacture the materials we use in our clinical trials and commercial operations. There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply, as evidenced by the heparin recall in 2008, should occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals to successfully commercialize our investigational product candidates. Any similar supply interruptions could affect the third party compounding pharmacies with whom we have signed the Formulation and Use Agreements and subsequently affect our revenues.

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

Our revenues from the Formulation and Use Agreements with third party compounding pharmacies are dependent on the pharmacies’ ability to generate sufficient revenue from their operations, including patients and insurers willingness and ability to provide payment for the compounding services.

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

We intend to in-license, acquire, develop and market additional products and product candidates so that we are not solely reliant on URG101 for our revenues. Because we have limited internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products or technologies to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates, products and technologies.

We may not be able to successfully identify any other commercial products or product candidates to in-license, acquire or internally develop. Moreover, negotiating and implementing an economically viable in-licensing arrangement or acquisition is a lengthy and complex process. Other companies, including those with substantially greater resources, may compete with us for the in-licensing or acquisition of product candidates and approved products. We may not be able to acquire or in-license the rights to additional product candidates and approved products on terms that we find acceptable, or at all. If we are unable to in-license or acquire additional commercial products or product candidates, we may be reliant solely on URG101 for revenue. As a result, our ability to grow our business or increase our profits could be severely limited.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. In addition, product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit was achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. To date, our development efforts have been focused on URG101 for BPS/IC. There can be no assurance that we will be successful with the limited knowledge and resources we have available at the present time.

All of our product candidates are in preclinical or clinical development and have not received regulatory approval from the FDA or any foreign regulatory authority. An IND has been filed and is in effect for URG101 for the treatment of Bladder Pain Syndrome/interstitial cystitis, which has completed a positive Phase II clinical trial. Typically, the regulatory approval process is extremely expensive, takes many years to complete and the timing or likelihood of any approval cannot be accurately predicted. As part of the regulatory approval process, we must conduct preclinical studies and clinical trials for each product candidate to demonstrate safety and efficacy. The number of preclinical studies and clinical trials that will be required varies depending on the product candidate, the indication being evaluated, the trial results and regulations applicable to any particular product candidate. The results of preclinical studies and initial clinical trials of our product candidates do not necessarily predict the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through initial clinical trials. We cannot assure you that the data collected from the preclinical studies and clinical trials of our product candidates will be sufficient to support FDA or other regulatory approval. In addition, the continuation of a particular study after review by an institutional review board or independent data safety monitoring board does not necessarily indicate that our product candidate will achieve the clinical endpoint.

The FDA and other regulatory agencies can delay, limit or deny approval for many reasons, including:

●	changes to the regulatory approval process for product candidates in those jurisdictions, including the United States, in which we may be seeking approval for our product candidates;

●	a product candidate may not be deemed to be safe or effective;

●	the ability of the regulatory agency to provide timely responses as a result of its resource constraints;

●	the manufacturing processes or facilities may not meet the applicable requirements; and

●	changes in their approval policies or adoption of new regulations may require additional clinical trials or other data.

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

We anticipate that a substantial amount of future sales of our potential products will be derived from international markets. Accordingly, any failure to achieve substantial foreign sales could have a material adverse effect on our overall sales and profitability. Depreciation or devaluation of the local currencies of countries where we sell our products may result in these products becoming more expensive in local currency terms, thus reducing demand, which could have an adverse effect on our operating results. Our ability to engage in non-United States operations and the financial results associated with any such operations also may be significantly affected by other factors, including:

●	foreign government regulatory authorities;

●	product liability, intellectual property and other claims;

●	export license requirements;

●	political or economic instability in our target markets;

●	trade restrictions;

●	changes in tax laws and tariffs;

●	managing foreign distributors and manufacturers;

●	managing foreign branch offices and staffing; and

●	competition.

If these risks actually materialize, our anticipated sales to international customers may decrease or not be realized at all.

Competition in our target markets is intense, and developments by other companies could render our product candidates obsolete.

The pharmaceutical industry is not a static environment, and market share can change rapidly if competing products are introduced. While we believe we are in the process of developing products unique in the delivery and application for treatment of urological maladies, we face competition from Ortho-McNeil, Inc., BioNiche, Inc., Plethora Solutions Ltd., Stellar Pharmaceuticals, Inc., Trillium Therapeutics, Inc., and Taris Biomedical Inc., among others, who have either already developed or are in the process of developing products similar to ours. Further, there can be no assurance that we can avoid intense competition from other medical technology companies, pharmaceutical or biotechnology companies, universities, government agencies, or research organizations that might decide to develop products similar to ours. Many of these existing and potential competitors have substantially greater financial and/or other resources. Our competitors may succeed in developing technologies and products that are more effective or cheaper to use than any that we may develop. These developments could render our products obsolete and uncompetitive, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends on our ability to attract, retain and motivate highly qualified management and scientific personnel. As part of Urigen’s rebuilding process the company will need to attract and retain key employees in the future, including a CEO, CFO, and sufficient additional staff to ensure regulatory compliance and organizational success.

Competition for qualified personnel in the biotechnology field is intense. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies.

We have established a scientific advisory board consisting of C. Lowell Parsons, M.D., who is a Professor of the Department of Urology at the University of California, San Diego, Jeff Proctor, M.D., who is Director of Interstitial Cystitis at GA Urology, and William Schmidt, Ph.D, who is an analgesic drug development expert and head of Northstar Consulting, LLC. These members assist us in formulating research and development strategies. These scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. The failure of our scientific advisors to devote sufficient time and resources to our programs could harm our business. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with our products.

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

If we fail to comply with Section 404 of the Sarbanes-Oxley Act of 2002 our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting. Accordingly, we are subject to the rules requiring an annual assessment of our internal controls. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In the event that our management determines that our internal controls over financial reporting is not effective, as defined in Section 404, we cannot predict how regulators will react or how the market price of our common stock will be affected. There is a risk that investor confidence and share value will be negatively impacted.

We have reported several material weaknesses in the effectiveness of our internal controls over financial reporting, and if we cannot maintain effective internal controls or provide reliable financial and other information, investors may lose confidence in our SEC reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective for the years ended June 30 2010 and 2009. Internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

Risks Related to Ownership of our Securities

Trading in our common stock was suspended by the SEC and there can be no assurance that our common stock will be quoted or traded on any securities exchange.

Our common stock was quoted on the OTC Bulletin Board commencing June 19, 2007 under the symbol VLTS.OB and commencing July 30, 2007 as URGP.OB Effective October 15, 2010, our common stock began quotations on the OTC Markets Group, Inc. (informally known as “Pink Sheets”), until May 24, 2012, when trading was suspended in our common stock by the SEC because of our failure to file reports under Section 13(a) of the Securities Exchange act of 1934, as amended. There is currently no trading in our common stock. There can be no assurance that the suspension will be lifted or that the SEC may not revoke our registration. For trading to resume in our common stock, the suspension will have to be lifted and we will need to arrange to have a market maker submit a Form 211 to commence quotation in our common stock. There can be no assurance that such application will be successful.

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

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

The successful execution of our business plan requires significant cash resources, including cash for investments and acquisition. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Financing may not be available in amounts and on terms acceptable to us, or at all. Changes in business conditions and future developments could also increase our cash requirements. To the extent we are unable to obtain external financing, we will not be able to execute our business plan effectively. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in further dilution to our stockholders.

There is currently no trading market in our common stock. Even if our common stock is listed for trading on a national exchange or inter-dealer quotation system, our shares of common stock may be thinly traded, so you may be unable to sell your shares of common stock at or near ask prices or at all.

There is currently no trading in our common stock. We cannot assure you that our common stock will be quoted or traded on any securities exchange. Even if our shares are listed or quoted on an exchange, we cannot assure that you will obtain sufficient liquidity in your holdings of our common stock.

This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk averse and would be purchase or recommend the purchase of our shares until such time as we have become more seasoned and viable. As a consequence, there may be periods of several days, weeks or months when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained or not diminish. Even if a market for our shares of common stock does develop, the market price of our common stock may continue to be highly volatile.

Our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Unless our common stock is listed on a national securities exchange, which would include the NYSE AMEX but exclude the Over-the-Counter Bulletin Board, or we have stockholders’ equity of $5,000,000 or less and our common stock has a market price per share of less than $4.00, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities. Our management is aware of the abuses that have occurred historically in the penny stock market.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Because we have never paid common stock dividends and have no plans to pay dividends in the future, you must rely upon stock appreciation for any return on your investment.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. There can be no assurance that shares of our common stock will appreciate in value or even maintain the price you paid for shares of our common stock.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None

ITEM 2.                 PROPERTIES

During the year ended June 30, 2010, we paid $1,083 per month for rent at our headquarters in San Francisco, California, to EGB Advisors, LLC, an entity controlled by William J. Garner, who previously served as our Chief Executive Office. From October 2010 to July 2011, we rented office space from Innovative Financial Solutions, Ltd. (“IFSL”), an entity controlled by our former CFO, Martin Shmagin, at a rate of $250 per month. We currently pay a monthly fee of $95 for use of office space in Wilmington, Delaware.

ITEM 3.                 LEGAL PROCEEDINGS

On May 25, 2012, Martin E. Shmagin filed suit against the Company in the United States District Court for the Northern District of California (Civ. Act. No. CV 12 2630 JSC) alleging breach of contract and breach of fiduciary duty. The breach of contract claim alleges the Company breached the terms of an employment agreement between Mr. Shmagin and the Company by failing to pay salary, severance and other due benefits. Mr. Shmagin demands back wages and additional payments totaling $941,680 plus pre-judgment interest. This contingency is in the early stages of discovery and thus the outcome cannot be predicted at this stage. The Company intends to vigorously defend against the lawsuit.

On December 7, 2010, Artizen Inc. was awarded a judgment lien against the Company in the amount of $64,987. On March 2, 2011, Artizen agreed to withhold execution of the judgment, provided that the Company make an initial payment of $10,000 by March 21, 2011 and monthly payments thereafter of $2,000. The judgment was based upon a suit filed on November 13, 2009 in the Superior Court of the state of California, County of San Francisco, against the Company for damages of $53,465 plus interest and reasonable attorney fees relating to goods and/or services rendered to the Company.

On July 9, 2012, the Company entered into a settlement agreement with Juvaris Biotherapeutics Inc. (“Juvaris”), relating to a dispute which arose pursuant to $61,739 of tax obligations due to the BOE, as a result of the transactions consummated pursuant to that certain asset purchase agreement entered into between the Company and Juvaris, dated October 27, 2006. The settlement agreement provides for payments to the Company of $2,000 per month for 6 months in 2012 and 6 months in 2013, until a total of $25,988 is received.

ITEM 4.                 MINE SAFETY DISCLOSURES

None~~.~~

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

Effective October 2010, our common stock quotation under the symbol “URGP.OB” was deleted from the OTC Bulletin Board and orders shifted to OTC Markets Group, Inc. (informally known as “Pink Sheets”) under the symbol “URGP.PK” Previously, commencing June 19, 2007 our common stock was quoted on the OTC Bulletin Board under the symbol VLTS.OB and commencing July 30, 2007 as URGP.OB. Effective May 24, 2012 trading in our common stock was suspended by the SEC and there is currently no trading market for our securities. The following table sets forth, for the calendar periods indicated, the high and low per share sales prices for our common stock as reported by the OTC Bulletin Board and OTC Markets Group, Inc.

	High	Low
FY 2010
First Quarter	$0.13	$0.03
Second Quarter	$0.15	$0.05
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.20	$0.07
	High	Low
FY 2009
First Quarter	$0.11	$0.06
Second Quarter	$0.15	$0.02
Third Quarter	$0.19	$0.02
Fourth Quarter	$0.10	$0.06

Holders

As of August 8, 2012, the Company had 377 stockholders of record.

Transfer Agent

The Company’s registrar and transfer agent is Computershare Trust Company, N.A. located at 250 Royall Street, Canton, MA 02021.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain our future earnings, if any, for use in our business and therefore do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

In August 2009, the Company issued 250,000 shares of its subscribed common stock at $0.08 per share to UCSD in association with the License Agreement between the Company and UCSD, for partial consideration and in lieu of cash for license maintenance fees there were due on May 6, 2009 and June 6, 2009, for a value of $20,000.

In October 2009, the Company entered into debt settlement agreements with William J. Garner, its CEO, and KTEC Holdings, Inc. (“KTEC”). Tracy Taylor, who was the Company’s Chairman at the time this note was signed, is President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC). Pursuant to the terms of the debt settlement agreements, Dr. Garner converted outstanding unsecured promissory notes in the amount of $25,000 plus accrued interest of $4,256 into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share. KTEC converted an outstanding unsecured promissory note of $100,000 plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company at a rate of $0.10 per share.

In October 2009, the Company entered into a debt settlement agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the debt settlement agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $412,000 plus accrued interest of $76,886 into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

In December 2009, the Company entered into a debt settlement agreement with the Catalyst Law Group APC (“Catalyst Group”). Pursuant to the terms of the debt settlement agreement, the Catalyst Group agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares subscribed common stock at a rate of $0.10 per share.

In January 2010, the holder of an unsecured non-interest bearing convertible promissory note of $50,000, who had received the note in exchange for investor relation services, converted the note into 2,500,000 shares of common stock of the Company at a rate of $0.02 per share.

In February 2010, the Company issued 35,000 shares of subscribed common stock at $0.17 per share to a vendor providing investor relations services, for a value of $5,950.

In March 2010, the Company issued 50,000 shares of subscribed common stock at a rate of $0.18 per share to a third party pursuant to a consulting agreement, for a value of $9,000.

In March 2010, the Company issued 55,000 shares of subscribed common stock at $0.10 per share to its placement agent, Source Capital Group, pursuant to an engagement letter, for a value of $5,500.

In March 2010, the Company issued 75,000 shares of subscribed common stock at $0.17 per share to a third party in exchange for consulting services, for a value of $12,750.

In February 2010, the Company entered into a debt settlement agreement with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company. Pursuant to the terms of the debt settlement agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $20,000 plus accrued interest of $4,458 into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share.

In March 2010, the Company entered into a debt settlement agreement with a third party. Pursuant to the terms of the debt settlement agreement, the third party converted outstanding accounts payable in the amount of $12,956 into 129,562 shares of subscribed common stock of the Company at a rate of $0.10 per share.

In April 2010, the Company entered into a settlement agreement with Steve Rabin, a former employee of the Company. In September 2011, the Company entered into an addendum to the April 2010 settlement agreement. Pursuant to the settlement agreement, $85,544 in payroll liability was converted into 400,000 shares of the subscribed common stock of the Company at a rate of $0.16 per share, for a value of $64,000.

In April 2010, the Company converted three outstanding promissory notes held by Platinum-Montaur Life Science, LLC in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

From November 2009 through April 2010, the Company entered into stock purchase agreements with certain investors, resulting in gross proceeds to the Company of $435,000. Pursuant to the stock purchase agreement, the Company issued an aggregate of 4,350,000 shares of common stock at a purchase price of $0.10 per share; and issued five year warrants to purchase an aggregate of 4,350,000 shares of common stock of the Company at an exercise price of $0.125 per share, subject to an adjustment as set forth in the warrants.

In April 2010, the Company entered into a debt settlement agreement with Farris, Vaughan, Wills, & Murphy LLP. Pursuant to the terms of the debt settlement agreement, the third party converted outstanding accounts payable in the amount of $76,462 into 764,620 shares of subscribed common stock of the Company at a rate of $0.10 per share.

In April 2010, the Company entered into a termination agreement with its placement agent, Source Capital Group (“Source”) providing for the termination of its engagement letter dated June 18, 2009. Pursuant to the termination agreement, and for services performed under the engagement, the Company issued five year warrants with the right to purchase up to 730,000 shares of common stock of the Company at an exercise price of $0.125 per share. In addition, Source received an additional 5,500 shares of subscribed common stock, described above, and cash payments totaling $44,000.

Effective April 21, 2010, Urigen entered into Amendment No 3 to the note purchase agreement dated as of January 9, 2009 (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”). Pursuant to Amendment No. 3, the Company and Platinum agreed to amend the purchase agreement to permit the conversion of the outstanding amounts under the notes issued pursuant to the purchase agreement into shares of Series C convertible preferred stock of the Company. On April 21, 2010 the Company filed a certificate of designation with the secretary of state of Delaware which sets forth the powers, preferences and rights of the Series C convertible preferred stock. At the closing of the transactions contemplated by the amendment, the Company issued to Platinum 552,941 shares of Series C convertible preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125.

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement.  The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

Effective March 3, 2011, Urigen entered into  the Fourth Amendment to Transaction Documents to the note purchase agreement dated as of January 9, 2009 with Platinum, pursuant to which, the Company issued a 10% senior convertible promissory note in the principal amount of $461,195 (the “March Note”) to Platinum representing accrued dividend payments on the Series C Convertible preferred stock held by Platinum and interest payments owed to Platinum on a $25,000 note issued by the Company on August 6, 2010. In addition, the Company issued a 10 % senior convertible promissory note to Platinum in the principal amount of $150,000 (together with the March Note, the “Platinum March Notes”). The Platinum March Notes mature on September 3, 2013 and are convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Platinum March Notes. In connection with the issuance of the Platinum March Notes, the Company issued to Platinum a five year warrant to purchase up to 6,111,948 shares of the common stock of the Company at an initial exercise price of $0.125 per share. The Company also agreed to extend the term of certain warrants dated as of August 1, 2007 and April 19, 2010 issued to Platinum to March 3, 2016.

Effective October 5, 2011, the Company entered into Amendment No. 5 (the “Amendment No. 5”) to the note purchase agreement dated as of January 9, 2009 with Platinum. Pursuant to the Amendment No.5, the Company issued a 10% senior convertible promissory note to Platinum in the principal amount of $300,000 (the “Platinum Note”). The Platinum Note matures on October 5, 2013 and is convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Note. In connection with the issuance of the Platinum Note, the Company issued to Platinum a five year warrant to purchase up to 3,000,000 shares of the common stock of the Company at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. In connection with this transaction, Platinum agreed to permit the Company to incur up to an aggregate of $200,000 of indebtedness owed to additional lenders (the “Additional Lender Debt”) pursuant to the terms of a note and warrant purchase agreement (the “Additional Lender Purchase Agreement”).

Effective November 1, 2011, pursuant to the Additional Lender Debt, the Company entered into a note and warrant purchase agreement (the “2011 Purchase Agreement”) with certain accredited investors for the sale of the Company’s 10% senior convertible promissory notes in the aggregate principal amount of $170,000 (the “2011 Notes”). The 2011 Notes mature on November 1, 2013 and are convertible at the option of each of the holders at a conversion price of $0.10 per share. The purchasers, including the Company’s Chairman, Dr. Vickery and a director, Dr. C. Lowell Parsons, received five year warrants to purchase an aggregate of up to 1,700,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrants agreement. In connection with the 2011 Purchase Agreement, each purchaser entered into an intercreditor agreement with Platinum. As of June 30, 2012, $170,000 was received and 1,700,000 warrants were issued. Under the Additional Lender Purchase Agreement, the Company may incur up to an additional $30,000 of indebtedness.

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

ITEM 6.                 SELECTED FINANCIAL DATA

Not Required.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

We specialize in the development of innovative products for patients with urological ailments including, specifically, the development of innovative products for amelioration of Bladder Pain Syndrome /Interstitial Cystitis (“BPS” or “BPS/IC),

Urology represents a specialty pharmaceutical market of approximately 10,000 physicians in the United States, according to the American Urology Association (the “AUA”).  Urologists treat a variety of ailments of the urinary tract including urinary tract infections, bladder cancer, overactive bladder, urgency and incontinence and interstitial cystitis, a subset of BPS. Many of these indications, we believe, represent significant, underserved therapeutic market opportunities.

Over the next several years, we believe, a number of key demographic and technological factors should accelerate growth in the market for medical therapies to treat urological disorders, particularly in our product categories. These factors include the following:

●
Aging population. The incidence of urological disorders increases with age. The over-40 age group in the United States is growing almost twice as fast as the overall population. Accordingly, the number of individuals developing urological disorders is expected to increase significantly as the population ages and as life expectancy continues to rise.

●
Increased consumer awareness. In recent years, the publicity associated with new technological advances and new drug therapies has increased the number of patients visiting their urologists to seek treatment for urological disorders.

URG101 targets Bladder Pain Syndrome/Interstitial Cystitis (BPS) which affects approximately 10 million men and women in North America. URG101 is a unique, proprietary combination therapy of components that is locally delivered to the bladder for rapid relief of pain and urgency as demonstrated in Urigen’s positive Phase II Pharmacodynamic Crossover study.

We are seeking worldwide partners for URG101 to complete its development and commercialization. We plan to evaluate the feasibility of marketing our products to urologists and urogynecologists via a specialty sales force managed internally.

Results of Operations

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for the milestone method of revenue recognition. The amended guidance is effective for fiscal years beginning on or after June 15, 2010. It provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of July 31, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued revised accounting guidance for the presentation of comprehensive income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The adoption of the amended guidance in future periods will not materially impact the Company’s consolidated financial statements.

Critical Accounting Policies

Clinical trial expenses

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

Intangible Assets

Intangible assets include the intellectual property and other patented rights acquired. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). The intangible assets were recorded based on their estimated fair value and are being amortized using the straight-line method over the estimated useful life of 19 to20 years, which is the life of the intellectual property patents.

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

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $42,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time this note was signed, is President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC). Under the terms of the note, the Company was to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. Interest shall be computed on the basis of a 360 day year. All amounts owed are due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger. On October 26, 2009, the Company entered into a debt settlement agreement with KTEC Holdings, Inc. Pursuant to the debt settlement agreement, KTEC Holdings, Inc. converted its outstanding promissory note plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $23,236, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007. On December 25, 2007, the note was extended through June 25, 2008. On August 11, 2008, the note was extended through December 25, 2008. On January 6, 2009, the note was extended through December 25, 2009. On February 2, 2010 the note was extended through December 25, 2010. Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $26,400 and $17,600, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $40,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $5,417, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D. the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On February 1, 2010, the Company entered into a debt settlement agreement with J. Kellogg Parsons, M.D. Pursuant to the terms of the debt settlement agreement, this note, together with accrued interest through January 31, 2010 of $4,458 was converted into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,708, respectively.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 26, 2009, the Company entered into a debt settlement agreement with William J. Garner. Pursuant to the terms of the debt settlement agreements, this note, along with the unsecured promissory note entered into on September 19, 2008, in the amount of $20,000, together with accrued interest of $4,256 was converted into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $665, respectively.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 26, 2009, the Company entered into a debt settlement agreements with William J. Garner. Pursuant to the terms of the debt settlement agreements, this note, along with the unsecured promissory note entered into on August 12, 2008, in the amount of $5,000, together with accrued interest of $4,256 was converted into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,342, respectively.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $30,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $3,475, respectively.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $70,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $8,021, respectively.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. The note holder may, in their discretion, request payment of this note, in whole or in p art in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On March 23, 2010 the Company entered into a debt settlement agreement with the third party. Pursuant to the terms of the debt settlement agreement, this note, together with accrued interest through March 31, 2010 of $4,458 was converted into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.  At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $2,208, respectively.

The Company entered into a note purchase agreement (the “Note” or the “Purchase Agreement”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note matured on October 9, 2009. Interest at the rate of 10% per annum was payable quarterly commencing April 1, 2009 and on the maturity date. Interest was payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date. On April 19, 2010, the Company converted this and two other outstanding promissory notes held by Platinum in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

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

On January 21, 2009, the Company entered into an unsecured non-interest bearing convertible promissory note of $50,000 with a third party for consulting services provided to the Company. The note matured on December 31, 2009.  Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time. At any time prior to or at the time of prepayment of this note, the holder may elect to convert some or all of the principal owing under this Note into shares of the Company’s common stock at the rate of $0.02 per share. The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount was being amortized as additional interest expense over the term of the note. See section below on Debt Conversion into Equity.  On January 19, 2010, the note was converted into 2,500,000 shares of the Company’s common stock.

On April 28, 2009, the Company entered into an Amendment (the “Amendment”) to the note purchase agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This notes matured on October 9, 2009. The terms of this note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009.  On April 19, 2010, the Company converted this and two other outstanding promissory notes held by Platinum-Montaur Life Science, LLC in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $15,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On July 7, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $15,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.  See section below on Debt Conversion into Equity.

On July 21, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $30,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.  See section below on Debt Conversion into Equity.

On August 13, 2009, the Company entered into an Amendment (the “Amendment”) to the note purchase agreement dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. This note matured on October 9, 2009. The terms of this note are the same as the Note issued by the Company pursuant to the Purchase Agreement on January 9, 2009. In April 2010, the Company converted this and two other outstanding promissory notes held by Platinum-Montaur Life Science, LLC in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

On September 29, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $12,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.

On November 9, 2009, the Company entered issued a promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $10,000. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.

On December 4, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $16,500. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.

On December 10, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $4,500. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.

On January 4, 2010, the Company issued into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay this note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. See section below on Debt Conversion into Equity.

Debt Conversion into Equity

On October 14, 2009, the Company entered into a debt settlement agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the debt settlement agreement, Dr. Parsons converted eight outstanding unsecured promissory notes totaling $412,000 plus accrued interest of $76,886 into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On October 26, 2009, the Company entered into a debt settlement agreement with William J. Garner, its CEO. Pursuant to the terms of the debt settlement agreement, Dr. Garner converted two outstanding unsecured promissory notes totaling $25,000 plus accrued interest of $4,256 into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On October 26, 2009, the Company entered into a debt settlement agreement with KTEC Holdings, Inc. (“KTEC”). Pursuant to the terms of the debt settlement agreement, KTEC converted an outstanding unsecured promissory note of $100,000 plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company at a rate of $0.10 per share.

On December 29, 2009, the Company entered into a debt settlement agreement with the Catalyst Law Group APC (“Catalyst Group”). Pursuant to the terms of the debt settlement agreement, the Catalyst Group agreed to convert the outstanding amount of $121,342, including accrued interest, owed by the Company into 1,213,419 shares subscribed common stock at a rate of $0.10 per share.

On January 19, 2010, the holder of an unsecured non interest bearing convertible promissory note in the amount of $50,000 converted the note into 2,500,000 shares of the Company’s common stock at a rate of $0.02 per share.

On February 1, 2010, the Company entered into a debt settlement agreement with J. Kellogg Parsons, M.D., the son of C. Lowell Parsons, M.D., a director of the Company. Pursuant to the terms of the debt settlement agreement, Dr. Parsons converted outstanding unsecured promissory notes in the amount of $20,000 plus accrued interest of $4,458 into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share.

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

On April 22, 2010, Company entered into a debt settlement agreement with C. Lowell Parsons, a director of the Company. Pursuant to the terms of the debt settlement agreement, Dr. Parsons converted four outstanding unsecured promissory notes totaling $51,000 plus accrued interest of $2,847 into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share.

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The Consulting Agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the Consulting Agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006. The agreement was terminated by Mr. Nida in January 2009. As of June 30, 2010, Mr. Nida provided $6,700 of consulting services which is still owed.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the Consulting Agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The Consulting Agreement provided that either party may terminate the agreement upon written notice. As of June 3, 2010, Dr. Giesing had not provided any consulting services to the Company and the Agreement has terminated on its terms.

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement. The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

Off Balance Sheet Arrangements

At June 30, 2010 and 2009, the only off balance sheet arrangement was related to rent payments of $1,083 per month to EGB Advisors, LLC. EGB Advisors, LLC is owned solely by William J. Garner, M.D., then Chief Executive Officer of the Company. The rent is based on a lease with a third party and is at estimated fair market value. In August 2010, the Company vacated the property. From October 2010 to July 2011 we rented office space from our former CFO at a rate of $250 per month. We currently pay a monthly fee of $95 for use of office space in Wilmington, Delaware.

Results of Operations

Fiscal Years Ended June 30, 2010 and 2009

Revenue

There were no operating revenues for the years ended June 30, 2010 and 2009.

Research and Development Expenses

Research and development expenses were $49,161 and $195,139 for the years ended June 30, 2010 and 2009, respectively. The decrease was due to reduction in staff and decreases in clinical trial expenses. We expect research and development expenses to increase in future years as we continue our clinical studies of our product lines and pursue our strategic opportunities.

General and Administrative Expenses

General and administrative expenses were $1,458,504 and $1,532,620 for the years ended June 30, 2010 and 2009, respectively. The decrease was primarily due to decreased payroll and other compensation expenses. We expect general and administrative expenses to increase going forward, in the long term, as we proceed to move our technologies forward toward commercialization.

Sales and Marketing Expenses

Sales and marketing expenses were $0 and $77,010 for the years ended June 30, 2010 and 2009, respectively. The decrease is due to reduction in staff and related activities. We expect sales and marketing expenses to increase going forward as we proceed to move our technologies forward toward commercialization.

Interest and Other Income and Expenses, net

Interest income was $1,816 and $1,836 for the years ended June 30, 2010 and 2009, respectively. We do not expect interest income to increase unless the Company is able to raise additional capital through an equity financing, debt financing, or a partnering arrangement.

Interest expense was $231,900 and $189,892 for the years June 30, 2010 and 2009, respectively. The increase is due primarily to additional interest on outstanding notes payable that could not be paid in a timely manner due to cash constraints. The level of interest expense in the future will be dependent on the Company’s ability to generate cash from product sales and equity financing, debt financing, or partnering.

Other income and expenses net was $418,280 of income and $263,782 of expense for the years ended June 30, 2010 and 2009, respectively. The change was predominantly due to mark to market valuations on preferred stock classified as a liability and warrant liability.

Liquidity and Capital Resources

As discussed elsewhere in this report, including further below, we have received a report from our independent registered public accounting firm regarding the consolidated financial statements for the fiscal year ended June 30, 2010 that includes an explanatory paragraph stating that the financial statements have been prepared assuming we will continue as a going concern. The explanatory paragraph and Note 2 to our consolidated financial statements state the following conditions, which raise substantial doubt about our ability to continue as a going concern: we have incurred operating losses since inception, including a net loss of $1.3 million for the fiscal year ended June 30, 2010, negative cash flows from operations of $747,326 for the fiscal year ended June 30, 2010, and our accumulated deficit was $13.3 million at June 30, 2010. We anticipate requiring additional financial resources to enable us to fund the completion of our development plan. These funds may be derived from the sale of a current license, licensing and distribution agreements outside the U.S., corporate partnerships, and/or additional financing.

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

Net cash used in operating activities for the year ended June 30, 2010 was $747,326 which primarily reflected the net loss of $1.3 million, adjusted for non-cash expenses of $205,178, the net increase in operating assets and liabilities of $787,348, and the change in the fair value of the Series B convertible preferred stock liability of $78,800, partially offset by the change in fair value of warrants liability of $531,314. Net cash used in operating activities for the year ended June 30, 2009 was approximately $560,765, which primarily reflected the net loss of $2.26 million, adjusted for non-cash preferred Series B discount and imputed interest expense of $14,000, other non cash expenses of $240,128 and the net increase in operating assets and liabilities of approximately $1.06 million and the change in fair value of the Series B preferred stock liability of $366,674.

Net cash used in investing activities was $0 for the fiscal year ended June 30, 2010. Net cash provided by investing activities of $1,061 for the year ended June 30, 2009 related primarily to the sale of equipment in 2009.

Net cash provided by financing activities was $745,500 for the fiscal year ended June 30, 2010, which reflected the issuance of notes payable, of $310,500 to related parties and $435,000 received from stock and warrants issuances. Net cash provided by financing activities was $517,000 for the fiscal year ended June 30, 2009, which reflected the issuance of notes payable, including $497,000 to related parties.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Our consolidated financial statements and notes are included herein commencing on page F-1. The quarterly financial information (unaudited) is described in Note 19 of the consolidated financial statements.

ITEM 7A.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are included herein commencing on page F-1.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Principal Financial Officer and Principal Financial and Accounting Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose.

Management’s Annual Report on Internal Control over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial and Accounting Officer, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

●	ect on the financial statements.

As of the end of the period covered by this report, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer completed our evaluation of the effectiveness of our internal control over financial reporting, which we had been conducting based on the criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treasury Commission (“COSO). Based on our evaluation under the framework on Internal Control-Integrated Framework and because of the significant deficiencies identified, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

Management completed its assessment of internal control over financial reporting, and has identified material weaknesses that existed in the design or operation of our internal control over financial reporting. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified in our 2010 assessment:

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

●	The Company has lacked a separate audit committee since June 2010 which impacts the Board’s oversight ability.

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

Changes in Internal Controls. In connection with its audit of our consolidated financial statements for the year ended June 30, 2010, Burr Pilger Mayer, Inc. identified significant deficiencies, which represent material weaknesses. The material weaknesses were related to a lack of adequate segregation of duties and experienced personnel particularly in the area of equity transactions and financial reporting that were the result of an insufficient quantity of experienced resources involved with the financial reporting and year end closing process.

Prior to the issuance of our consolidated financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our consolidated financial statements for the year ended June 30, 2010, fairly presents, in all material respects, the financial condition and results of operations of the Company.

A new external consultant was hired in 2011 to assist Management with its assessment of the weaknesses in internal control and to assist in implementing corrective actions. The consultant has prior experience working with small companies and maximizing internal controls to the extent possible in a small company environment. Management believes it will be able to make certain improvements in the following areas: (1) the preparation of timely and accurate financial statements and disclosures; (2) the preparation and review of journal entries and financial disclosures; and (3) timely reconciliation of balance sheet and expense accounts. However, Management has also determined that to have adequate separation of duties in the reporting process, the Company would need to hire an additional employee. Therefore, until sufficient funds are raised by the Company, certain weaknesses with respect to segregation of duties will continue to occur.

Limitations on Effectiveness of Controls and Procedures. Our Principal Executive Officer and Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.                      OTHER INFORMATION

On August 9, 2012 Ed Teitel resigned as a director of the Company. The resignation did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names and ages and positions of our current executive officers and directors.

Name	Age	Position
Dan Vickery, M.B.A., Ph.D	48	Chairman
C. Lowell Parsons, M.D.	67	Director

The principal occupations and positions for the past five years, and in some cases prior years, of the executive officers and directors named above, are as follows unless set forth elsewhere in this report:

Dan Vickery, M.B.A., Ph.D. 48, established BioEnsemble, Ltd., a pharmaceutical business development and strategy consulting firm, and currently serves as President. Dr. Vickery’s experience includes senior corporate business and commercial development positions at Mylan Pharmaceuticals, inc., and Pharmacia, Inc., and senior regulatory affairs positions at Kabi Pharmacia, Inc., and Warner-Lambert Inc. Dr. Vickery is an advisory board member of the Center for Molecular Medicine and Therapeutics, Dr. Vickery holds B.Sc. and Ph.D. degrees from the University of British Columbia, and an M.B.A. degree from the Richard Ivey School of Business, University of Western Ontario. Dr. Vickery joined the board of directors on January 8, 2010 became Chairman on April 26, 2011. The Board concluded that Mr. Vickery is qualified to serve as a Director because of his educational background and significant drug and commercial development experience in the pharmaceutical industry, especially in the therapeutic area of Urology and Mr. Vickery’s direct experience in the areas of regulatory affairs, early commercial development, and business development and licensing that are key to biotech companies with products in similar stages of development to our products.

C. Lowell Parsons, M.D., 67, a director of Urigen, is a leader in medical research into the causes and treatment of interstitial cystitis, which is a Bladder Pain Syndrome with typical cystoscopic and/or histological features in the absence of infection or other pathology, and has published over 200 scientific articles and book chapters in this area describing his work. Dr. Parsons received his M.D. degree from the Yale University School of Medicine in New Haven, CT, in 1970. After completing his medical internship at Yale in 1971, Dr. Parsons spent two years as a staff associate in the Laboratory of Microbiology at the National Institutes of Health in Bethesda, Maryland. He then completed his urology residency training at the Hospital of the University of Pennsylvania in Philadelphia, Pennsylvania, in 1977. Dr. Parsons joined the Division of Urology faculty at the University of California, San Diego, or UCSD, in 1977 as assistant professor. He served as Chief of Urology at the UCSD-affiliated Veterans Affairs Medical Center in La Jolla from 1977 to 1985. Since 1988, he has been Professor of Surgery/Urology at UCSD. The Board concluded that Dr. Parsons is qualified to serve as a Director because of his extensive knowledge and experience related to the treatment of disease interstitial cystitis(IC) which is the target of the Company’s main product, URG 101, of which Dr. Parsons is the inventor. Dr. Parson’s work in the area of IC resulted in the discovery of the drug Elmiron for the treatment of IC, which Dr. Parson was instrumental in bringing to market in the United States and is the only orally approved medication for IC.

Committees of the Board of Directors

Although our Board of Directors has adopted charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee, we currently have no members appointed to any such Committees.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. We currently do not have a separate Chief Executive Officer position, our Chairman, as the sole officer acts in such capacity.  Due to the small size of the Company and the nature of our current operations, we believe it is currently most effective to have one person, our Chairman, act as the sole officer of the Company.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our Company, our Company’s management is responsible for day-to-day risk management processes. We believe this structure is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Director Independence

Our board of directors has determined our board does not consist of members who are currently "independent" as that term is defined under current listing standards of NASDAQ.

Meetings of the Board of Directors

The Board of Directors met 11 times during the 2010 fiscal year. Each Board member attended 75% or more of the aggregate number of meetings of the Board and of the committees on which s/he served, held during the portion of the last fiscal year for which s/he was a director or committee member.

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

Based solely upon our review of these reports, any amendments thereto or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2010 all filing requirements applicable to our directors, executive officers, beneficial owners of more than ten percent of our common stock and other persons subject to Section 16(a) of the Exchange Act were met, other than the following which were not timely filed: (i) Form 3 filed by Dan Vickery on March 22, 2010, (ii) Form 4 filed by C. Lowell Parsons on August 5, 2009, (iii) and Form 3 filed by Michael Goldberg on August 12, 2009, (iv) Form 4 filed by Michael Goldberg on September 18, 2009, and (v) Form 4 filed by C. Lowell Parsons on October 13, 2009.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all our directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Business Conduct and Ethics is posted on our website www.urigen.com. We will also provide a copy of our Code of Business Conduct and Ethics to any person without charge upon request made in writing to the Company, Attention: Dan Vickery, Chair, 501 Silverside Road PMB# 95, Wilmington, DE, 19809. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of its Code of Business Conduct and Ethics by posting such information on our website www.urigen.com.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2010 and 2009, compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer and its executive officers, other than the Chief Executive Officer, whose total annual salary and bonus exceeded $100,000 for the fiscal years ended June 30, 2010 and 2009, referred to as our named executive officers:

Name and Principal Position	Fiscal Year	Salary		Bonus	Stock Awards	All Other Compensation	Total
William J. Garner M.D,	2010	$250,000	(1)	—	—	—	$250,000
President, Chief Executive Officer, and Director	2009	$250,000	(2)	—	—	—	$250,000
Martin E. Shmagin,	2010	$225,000	(3)	—	—	—	$225,000
Chief Financial Officer, and Director	2009	$225,000	(4)	—	—	—	$225,000

(1) Salary includes $72,917 of cash payments and $177,083 of accrued but unpaid salary.

(2) Salary includes $145,833 of cash payments and $104,167 of accrued but unpaid salary.

(3) Salary includes $65,625 of cash payments and $159,375 of accrued but unpaid salary.

(4) Salary includes $131,250 of cash payments and $93,750 of accrued but unpaid salary.

Dr. Garner was no longer employed as CEO on September 5, 2010 and Mr. Shmagin was no longer employed as CFO on May 4, 2011.

Stock Option Grants and Exercises

None.

Employment/Consulting Agreements

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement.  The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

On March 15, 2011, C. Lowell Parsons, M.D., a member of the board of directors of the Company, agreed to provide research and development services to the Company. On May 16, 2012, the Board approved the entry into a consulting agreement with Dr. Parsons, and allocated compensation to Dr. Parsons of up to 2,500,000  five year warrants to purchase shares of the Company’s stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. The board agreed to issue 1,250,000 warrants for services rendered by Dr. Parsons through May 31, 2012.

Director Compensation

The Company compensates our outside directors as follows:

●	Each director receives an annual retainer of $15,000 and a per meeting fee of $1,000. The chairman of the board receives an additional annual retainer of $10,000.

●	The chairman of the Audit Committee receives an annual retainer of $4,500 and a per meeting fee of $500 and the other members of the Audit Committee receive a per meeting fee of $500.

●	The chairman of the Compensation Committee receives an annual retainer of $3,500 and a per meeting fee of $500 and the other members of the Compensation Committee receive a per meeting fee of $500.

●
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

The following table shows for the fiscal year ended June 30, 2010, compensation earned by the board of directors. As of June 30, 2010, all amounts, including stock awards, remain outstanding and issuable.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
William Garner	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-
Martin Shmagin	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-
Lowell Parsons	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-
George Lasezkay	$12,250	$-	$-	$-	$-	$-	$12,250
	$32,000	$-	$-	$-	$-	$-	$32,000
Cynthia Sullivan	$11,000	$-	$-	$-	$-	$-	$11,000
	$32,000	$1,436	$-	$-	$-	$-	$33,436
Robert Watkins	$28,500	$-	$-	$-	$-	$-	$28,500
	$33,000	$1,436	$-	$-	$-	$-	$34,436
Benjamin McGraw	$-	$-	$-	$-	$-	$-	$-
	$32,500	$1,436	$-	$-	$-	$-	$33,936
Michael Goldberg	$24,000	$-	$-	$-	$-	$-	$24,000
Ed Teitel	$23,333	$-	$-	$-	$-	$-	$23,333
Dan Vickery	$16,250	$-	$-	$-	$-	$-	$16,250

Mr. Lasezkay resigned from the board of directors on December 1, 2009. Mr. Watkins resigned from the board of directors on August 30, 2010. Dr. Goldberg resigned from the board of directors on August 31, 2010. Ms. Sullivan resigned from the board of directors on December 1, 2009. Mr. Shmagin resigned from the board of directors on May 5, 2011. Dr. Garner resigned from the board of directors on December 12, 2010. Dr. Teitel joined the board of directors on December 3, 2009 and Dr. Vickery joined the board of directors on January 8, 2010. Dr. Vickery became Chairman on April 26, 2011. Dr. Teitel resigned from the board of directors on August 9, 2012.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of August 8, 2012. The information in this table provides the ownership information for:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	each of our directors;

●	each of our executive officers; and

●	our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 92,221,661 shares outstanding on August 8, 2012, and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, who are presently exercisable or will become exercisable within 60 days after August 8, 2012. Furthermore, unless otherwise indicated, the address of the beneficial owner is c/o Urigen Pharmaceuticals, Inc. 501 Silverside Road, PMB#95, Wilmington DE 19808.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage (1)
Dan Vickery (2)	3,550,000	3.82%
C. Lowell Parsons, M.D. (3)	9,782,387	10.15%
All officers and directors as a group	13,082,387	13.97%

William J. Garner M.D., San Francisco, CA	15,887,340	17.23%

* Less than one percent

(1)	Calculated based upon 92,221,661 shares issued and outstanding as of August 8, 2012.
(2)
Includes: (A) 2,250,000 shares held by Bio Ensemble Ltd. of which Mr. Vickery holds voting and dispositive power; (B) 400,000 shares issuable upon exercise of Warrant dated March 8, 2010 which is currently exercisable; (C) 250,000 shares into which a Convertible Promissory Note dated November 1, 2011is convertible at a conversion price of $0.10; and (D) 250,000 shares issuable upon exercise of Warrant dated November 1, 2011.

(3)
Includes: (A) 220,588 shares issuable upon exercise of Warrant dated April 1, 2008 which is currently exercisable; and (B) 1,250,000 shares issuable upon exercise of a warrant dated July 26, 2012, which is currently exercisable. Does not include: (A) shares into which a Convertible Promissory Note dated November 1, 2011 is convertible at a conversion price of $0.10; such Note includes an ownership limitation of 4.99%; and (B) 250,000 shares issuable upon exercise of Warrant dated November 1, 2011, which is currently exercisable; such Warrant includes an ownership limitation of 4.99%.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2010 and 2009, we paid $1,083 per month for rent at our headquarters in San Francisco, California, to EGB Advisors, LLC, an entity controlled by William J. Garner, who previously served as our Chief Executive Office. The rent is based on a lease with a third party and is at estimated fair market value. As of June 30, 2010 and 2009, Dr. Garner and EGB Advisors, LLC were owed $570 and $6,007, respectively. From the inception of the Company to June 30, 2010 and 2009, respectively, the Company has paid $200,626 and $190,530 to these related parties, primarily for services other than rent

Several stockholders provided consulting services and were paid $176,208 and $174,208 for those services from the inception of the Company to June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, respectively, $14,700 and $456 was owed to these consultants.

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement.  The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees that the Company accrued or paid to Burr Pilger Mayer, Inc. (BPM), during our fiscal years ended June 30, 2010 and 2009:

	2010	2009
Audit Fees(1)	$201,533	$191,758
Tax Fees(2)	$-	$-
All Other Fees	$-	$-

(1)	Audit fees relate to professional services for the audit and review of our financial statements.

(2)	Fees for professional services rendered for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to Financial Statements

The Financial Statements and report of the independent registered accounting firm required by this item are submitted in a separate section beginning on page F-1 of this Report.

(a)(2) No schedules have been filed, as they are inapplicable and therefore have been omitted.
(a)(3) Exhibits

Exhibit Number	Description of Document

3.1
Amended and Restated Certificate of Incorporation of the Registrant (Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 000-22987) for fiscal year ended June 30, 2003 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-32593) or amendments thereto and incorporated herein by reference)
3.3
Certificate of Designations of Series B Convertible Redeemable preferred stock (Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 (No. 333-54066) filed with the SEC on January 19, 2001 and incorporated herein by reference)

3.4
Certificate of Amendment to the Bylaws of the Registrant (Filed as an exhibit to Registrant’s Annual Report on Form 10-K (No. 0-22987) for fiscal year ended June 30, 2002 and incorporated herein by reference)

3.5
Certificate of Merger of Valentis, Inc. and Urigen Pharmaceuticals, Inc. filed on July 19, 2007(Filed as an exhibit to the Registrant’s registration statement on Form S-4 filed with the SEC on June 7, 2007 and incorporated herein by reference)

3.6
Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible preferred stock filed with the Secretary of State of Delaware on April 21, 2010. (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2010 and incorporated herein by reference)

10.1
License Agreement dated as of January 18, 2006, between Urigen and the Regents of the University of California (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 and incorporated herein by reference)

10.2
Agreement and Plan of Merger with Urigen, N.A and Valentis Holdings, Inc. dated as of October 5, 2006 (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006 and incorporated herein by reference)

10.3
Waiver, Consent and Amendment to Agreement and Plan of Merger dated as of February 1, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2007 and incorporated herein by reference)

10.4
Second Amendment to Agreement and Plan of Merger, dated as of March 28, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2007 and incorporated herein by reference)

10.5
Third Amendment to Agreement and Plan of Merger, dated as of May 14, 2007 by and among Valentis, Inc, Valentis Holdings, Inc. and Urigen, N.A, Inc. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007 and incorporated herein by reference)

10.6
Series B Convertible preferred stock Purchase Agreement dated as of July 31, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.)

10.7
Registration Rights Agreement dated as of August 1, 2007 between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.)

10.8
Form of Warrant issued to Platinum-Montaur Life Sciences, LLC (filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007 and incorporated herein by reference.)

10.9
Employment Agreement, dated as of August 6, 2008, by and between Urigen Pharmaceuticals, Inc. and William J. Garner. (filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008 and incorporated herein by reference)

10.10
Employment Agreement, dated as of August 6, 2008, by and between the Company and Martin E. Shmagin. (filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2008 and incorporated herein by reference)

10.11
Amendment No. 2 to the License Agreement effective June 6, 2004 between the Company and the Regents of the University of California for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for immediate symptom relief and Chronic Therapy in Interstitial Cystitis Patients. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2008 and incorporated herein by reference).

10.12
Note purchase agreement dated January 9, 2009  by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference)

10.13
Senior Secured Convertible Promissory Note dated January 9, 2009. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference)

10.14
Security Agreement dated January 9, 2009, among Urigen Pharmaceuticals, Inc., Urigen N.A., Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference)

10.15
The Patent, Trademark and Copyright Security Agreement among Urigen Pharmaceuticals, Inc., Urigen N.A., Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference)

10.16
The Guaranty by Urigen N.A. in favor of Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2009 and incorporated herein by reference)

10.17
Amendment dated April 28, 2009 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009 and incorporated herein by reference)

10.18
Senior Secured Convertible Promissory Note dated April 28, 2009 (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009 and incorporated herein by reference)

10.19
Amendment dated August 13, 2009 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009 and incorporated herein by reference)

10.20
Senior Secured Convertible Promissory Note dated August 13, 2009(Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2009 and incorporated herein by reference)

10.21
Amendment No. 3 to the License Agreement effective June 6, 2004 between the Company and the Regents of the University of California for Invention Docket Nos. SD2003-049 and SD2004-134 “Novel Intravesical Therapy for immediate symptom relief and Chronic Therapy in Interstitial Cystitis Patients. (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009 and incorporated herein by reference)

10.22
Form of debt settlement agreement between the Company and each of William J. Garner, C. Lowell Parsons and KTEC effective as of October 26, 2009 (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2009 and incorporated herein by reference)

10.23
Amendment to Senior Secured Convertible Promissory Notes dated as of October 26, 2009 between the Company and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2009 and incorporated herein by reference)

10.24
Consulting Agreement dated as of December 18, 2009 between Urigen Pharmaceuticals, Inc. and Oceana Therapeutics (Filed as an exhibit to the Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2009 and incorporated herein by reference)

10.25
Amendment dated April 19, 2010 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2010 and incorporated herein by reference)

10.26
Warrant issued to Platinum-Montaur Life Sciences, LLC pursuant to Amendment dated April 19, 2010 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2010 and incorporated herein by reference)

10.27	Consulting Agreement between the Company and BioEnsemble, Ltd. dated as of July 1, 2010*
10.28
Amendment dated March 3, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.29
Form of Senior Promissory Note dated March 3, 2011 issued pursuant to Amendment dated March 3, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.30
Warrant dated March 3, 2011 issued pursuant to Amendment dated March 3, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.31	Amend and Restated Consulting Agreement between the Company and BioEnsemble, Ltd. dated as of June 30, 2011*
10.32
Amendment dated October 5, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.33
Form of Senior Promissory Note dated October 5, 2011 issued pursuant to Amendment dated October 5, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC(Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.34
Warrant dated October 5, 2011 issued pursuant to Amendment dated October 5, 2011 by and between Urigen Pharmaceuticals, Inc. and Platinum-Montaur Life Sciences, LLC (Filed as an exhibit to the Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 2012 and incorporated herein by reference)

10.35	Waiver Letter dated March 14, 2012 from Platinum-Montaur Life Sciences, LLC*
14.1
Urigen Pharmaceuticals Inc. Code of Business Conduct and Ethics, effective May 15, 2008 (Filed as an exhibit to the Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008 and incorporated herein by reference)

21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer and Principal Financial Officer Section 302*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Section 906*
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Urigen Pharmaceuticals, Inc.

August 10, 2012	By:	/s/ Dan Vickery
Chairman (Principal Executive Officer and Principal Financial Accounting Officer) and Director
Title

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2012	By:	/s/ Dan Vickery
Chairman (Principal Executive Officer and Principal Financial Accounting Officer) and Director

	By:	/s/ C. Lowell Parsons
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Urigen Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Urigen Pharmaceuticals, Inc. (a development stage company) and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2010 and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Urigen Pharmaceuticals, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2010, and cumulatively for the period from July 18, 2005 (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced liquidity problems, recurring losses from operations, negative cash flow from operations, and has an accumulated deficit. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.
East Palo Alto, California
August 9, 2012

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010	June 30, 2009
Current assets:
Cash	$979	$2,805
Prepaid expenses and other assets	38,985	34,276
Total current assets	39,964	37,081

Note receivable from related party, net of allowance for doubtful accounts of $16,507 at June 30, 2010	-	16,691
Property and equipment, net	487	2,299
Intangible assets, net	216,225	230,653
Long term prepaids and deposits	43,584	72,500
Total assets	$300,260	$359,224

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Account payable	$650,122	$595,902
Accrued expenses	2,840,700	2,306,130
Series B convertible preferred stock liability	788,000	709,200
Series B convertible preferred beneficial conversion feature	-	75,264
Series B dividends payable	216,381	142,861
Warrants liability	2,313,140	-
Notes payable	176,000	145,000
Notes payable - related parties	-	886,125
Due to related parties	-	257,218
Total current liabilities	6,984,343	5,117,700

Series C convertible preferred stock, par value $0.001, 552,941 shares authorized, issued and outstanding at June 30, 2010 (liquidation preference of $663,529 at June 30, 2010)	663,529	-

Commitments and contingencies (Notes 3 and 14)

Stockholders' deficit:
Series B convertible preferred stock, par value $0.001, 10,000,000 shares authorized, 210 shares issued and outstanding at June 30, 2010 and 2009, (liquidation preference: $2,100,000 at June 30, 2010 and 2009)	1,087,579	1,087,579
Common stock, par value $0.001, 190,000,000 shares authorized, 89,271,661 and 73,494,327 shares issued and outstanding at June 30, 2010 and 2009, respectively	89,272	73,495
Subscribed stock	269,588	79,961
Additional paid-in capital	4,505,130	5,873,882
Accumulated other comprehensive income	20,120	20,120
Deficit accumulated during the development stage	(13,319,301)	(11,893,513)
Total stockholders' deficit	(7,347,612)	(4,758,476)
Total liabilities and stockholders' deficit	$300,260	$359,224

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from July 18, 2005
	Year ended June 30,		(date of inception)
	2010	2009	to June 30, 2010
Operating expenses:

Research and development	$49,161	$195,139	$2,490,639
General and administrative	1,458,504	1,532,620	8,566,751
Sales and marketing	-	77,010	648,346
Total operating expenses	1,507,665	1,804,769	11,705,736

Loss from operations	(1,507,665)	(1,804,769)	(11,705,736)

Other income and (expense), net:
Interest income	1,816	1,836	44,097
Interest expense	(231,900)	(189,892)	(2,758,477)
Other income (expense), net	418,280	(263,782)	1,207,134
Total other income (expense), net	188,196	(451,838)	(1,507,246)

Net loss	(1,319,469)	(2,256,607)	(13,212,982)
Deemed dividend related to incremental beneficial conversion feature on preferred stock	-	(188,000)	(188,000)
Deemed dividend related to issuance of convertible Series C preferred stock	(1,042,050)	-	(1,042,050)
Accretion of dividend on preferred stock	(78,973)	(87,228)	(166,201)
Net loss attributable to common stockholders	$(2,440,492)	$(2,531,835)	$(14,609,233)

Basic and diluted net loss per share	$(0.03)	$(0.03)
Shares used in computing basic and diluted net loss per share	82,625,322	72,468,932

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Urigen N.A., Inc. Series A Preferred Stock		Urigen, N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated Other Compre-hensive	Deficit Accumulated during Development	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
Common stock issued at $0.22169 per share upon incorporation in July 2005*													5	$1						$1
Preferred stock subscribed at $0.19546 per share in July 2005*			225,543	$44,085																44,085
Preferred stock subscribed at $0.19453 per share in August 2005*			338,315	65,813																65,813
Preferred stock subscribed at a range of $0.19453 to $0.19497 per share in September 2005*			676,629	131,725																131,725
Preferred stock subscribed at a range of $0.19200 to $0.19546 per share in October 2005*			696,603	135,054																135,054
Preferred stock subscribed at $0.19457 per share in November 2005*			530,974	103,314																103,314
Common stock issued at $0.00002 per share to Urigen, Inc. shareholders in December 2005*													27,065,169	559						559
Preferred stock subscribed at a range of $0.19238 to $0.20187 per share in December 2005*			593,233	116,709																116,709
Common stock issued at $0.00002 per share to Urigen, Inc. shareholders in January 2006*													3,947,004	88						88
Common stock issued at $0.19316 per share in lieu of rent payment in January 2006*													9,473	1,830						1,830
Preferred stock subscribed at a range of $0.12505 to $0.19801 per share in January 2006*			4,293,448	822,017																822,017
Preferred stock subscribed at a range of $0.19072 to $0.19305 per share in February 2006*			925,146	178,286																178,286
Common stock issued at $0.18994 per share in lieu of rent payment in March 2006*													9,473	1,798						1,798
Preferred stock subscribed at a range of $0.18994 to $0.19564 per share in March 2006*			583,827	111,640																111,640
Common stock issued at $0.18972 per share pursuant to an exercise of a stock option in April 2006*													45,109	8,558						8,558
Preferred stock subscribed at a range of $0.19070 to $0.19546 per share in April 2006*			331,197	63,661																63,661
Common stock issued at $0.05542 per share pursuant to a consulting agreement net of issuance cost of $2,926 in May 2006*													1,894,562	102,074						102,074
Common stock issued at $0.05542 per share pursuant to a licensing agreement in May 2006*													1,623,910	90,000						90,000
Preferred stock subscribed at $0.19990 per share in May 2006*			132,746	26,535																26,535
Common stock issued at $0.19799 per share in lieu of rent payment in June 2006*													9,473	1,875						1,875
Preferred stock subscribed at a range of $0.19799 to $0.20063 per share in June 2006*			499,023	99,430																99,430
Stock issuance costs in June 2006				(5,977)																(5,977)
Series A Preferred stock issued in June 2006*	9,826,684	1,892,292	(9,826,684)	(1,892,292)																-
Foreign currency adjustment																		20,088		20,088
Net loss																			(1,540,412)	(1,540,412)
Total comprehensive loss																				-
Balances at June 30, 2006	9,826,684	$1,892,292	-	$-	-	$ -	-	$ -	-	$ -	-	$ -	34,604,178	$206,783	-	$ -	$ -	$ 20,088	$ (1,540,412)	$578,751

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

	Urigen N.A., Inc. Series A Preferred Stock		Urigen, N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated Other Compre-hensive	Deficit Accumulated during Development	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
Balances at June 30, 2006	9,826,684	$1,892,292	-	$-	-	$-	-	$-	-	$-	-	$-	34,604,178	$206,783	-	$-	$-	$20,088	$(1,540,412)	$578,751
Common stock issued at $0.05542 per share pursuant to a consulting agreement in August 2006*													112,772	6,250	33,831	6,752				6,250
Common stock subscribed at $0.19956 per share pursuant to a stock option plan in August 2006*																				6,752
Common stock issued at a range of $0.19666 to $0.19801 per share in lieu of consulting fees in September 2006*													112,072	22,102	(22,554)	(4,501)				22,102
Common stock issued at $0.19956 per share pursuant to a stock option plan in September 2006*													22,554	4,501						-
Common stock issued at $0.05542 per share pursuant to a consulting agreement in September 2006*													112,772	6,250						6,250
Common stock issued at $0.19899 per share in lieu of rent payment in September 2006*													9,473	1,885						1,885
Correction of previously issued Series A preferred stock*	4,601	-																		-
Reclassification of common stock to additional paid-in capital upon re-domestication													-	(246,919)			246,919			-
Series B preferred stock subscribed at $0.22169 per share in October 2006**									518,749	115,000										115,000
Series B preferred stock issued at $0.22169 per share in October 2006**							518,749	115,000	(518,749)	(115,000)										-
Series B preferred stock issued at $0.22169 per share pursuant to an exchange agreement in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in October 2006**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share pursuant to a promissory note in October 2006**							11,277	2,500												2,500
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in November 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share in November 2006**									1,127,716	250,000										250,000
Series B preferred stock issued at $0.22169 per share in November 2006**							1,127,716	250,000	(1,127,716)	(250,000)										-
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in December 2006**							45,109	10,000												10,000
Series B preferred stock subscribed at $0.22169 per share to officers in lieu of cash payroll in December 2006**									840,825	186,400										186,400
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in January 2007**							338,315	75,000	(338,315)	(75,000)										-
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in January 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share pursuant to a consulting agreement in January 2007**							216,521	48,000												48,000
Series B preferred stock issued at $0.22169 per share pursuant to a promissory note in January 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in January 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share in January 2007**							225,543	50,000												50,000
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in February 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in February 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in March 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in March 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in April 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in April 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in May 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share to officers in lieu of cash payroll in May 2007**							1,982,828	439,567	(502,510)	(111,400)										328,167
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in May 2007**							5,639	1,250												1,250
Series B preferred stock issued at $0.22169 per share to a consultant in lieu of cash in May 2007**							287,297	63,690												63,690
Series B preferred stock issued at $0.22169 per share pursuant to a consulting agreement in May 2007**							36,087	8,000												8,000
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in May 2007**							112,771	25,000												25,000
Series B preferred stock issued at $0.22169 per share pursuant to consulting agreements in May 2007**							180,434	40,000												40,000
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in June 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share to an officer in lieu of cash payroll in June 2007**							112,771	25,000												25,000
Series B preferred stock subscribed at $0.22169 per share pursuant to a consulting agreement in June 2007**									36,087	8,000										8,000
Series B preferred stock subscribed at $0.22169 per share to a consultant in lieu of cash in June 2007**									35,917	7,962										7,962
Series B preferred stock subscribed at $0.22169 per share to officers in lieu of cash payroll in June 2007**									274,531	60,860										60,860
Reclassification of Series A preferred stock to common pursuant to a stockholder vote in June 2007**	(9,831,285)	(1,892,292)											9,831,285	44			1,892,248			-
Foreign currency adjustment																		(288)		(288)
Net loss																			(3,252,036)	(3,252,036)
Total comprehensive loss																				(3,252,324)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

	Urigen N.A., Inc. Series A Preferred Stock		Urigen, N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated Other Compre-hensive	Deficit Accumulated during Development	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
Balances at June 30, 2007	-	$-	-	$-	-	$-	6,029,929	$1,336,757	346,535	$76,822	-	$-	44,805,106	$896	11,277	$2,251	$2,139,167	$19,800	$(4,792,448)	$(1,216,755)
Series B preferred stock issued at $0.22169 per share pursuant to a vendor agreement in July 2007**							45,109	10,000												10,000
Series B preferred stock issued at $0.22169 per share pursuant to a consulting agreement in July 2007**							36,087	8,000	(36,087)	(8,000)										-
Series B preferred stock issued at $0.22169 per share to officers in lieu of cash payroll in July 2007**							274,531	60,860	(274,531)	(60,860)										-
Series B preferred stock issued at $0.22169 per share to a consultant in lieu of cash in July 2007**							35,917	7,962	(35,917)	(7,962)										-
Write-off common stock subscribed in July 2007															(11,277)	(2,251)				(2,251)
To reclassify Urigen N.A., Inc. Series B Preferred stock to Urigen Pharmaceuticals, Inc. pursuant to merger in July 2007							(6,421,573)	(1,423,579)			6,421,573	6,422					1,417,157			-
To reclassify Urigen N.A., Inc. Common stock to Urigen Pharmaceuticals, Inc. pursuant to merger in July 2007											44,805,106	44,805	(44,805,106)	(896)			(43,909)			-
Valentis common shares outstanding at time of merger, July 2007											17,062,856	17,063					41,584			58,647
Issuance of Series B preferred stock with warrants in July 2007 (Note 10)											1,000,000	1,000					1,127,557			1,127,557
Common stock issued at $0.09875 per share pursuant to license agreement in November 2007																	98,750			99,750
Reclassification of Series B preferred stock upon effective registration of a portion of shares issued at $0.10500 per underlying share in Dec-07 (Note 10)					210	1,087,579											911,179			1,998,758
Common stock subscribed at a range of $0.09975 to $0.27550 per share pursuant to vendor agreements, recognized in December 2007															540,815	71,320				71,320
Common stock subscribed at a range of $0.09975 to $0.27550 per share pursuant to employee agreements, recognized in December 2007															63,150	6,299				6,299
Common stock subscribed at $0.17100 per share pursuant to consultant agreement in January 2008															20,000	3,420				3,420
Common stock and warrants subscribed at $0.20 per share pursuant to cash investment in January 2008															500,000	100,000				100,000
Common stock subscribed at $0.10450 per share pursuant to a vendor agreement in January 2008															380,000	39,710				39,710
Common stock subscribed at $0.1805 per share pursuant to Directors' Compensation agreement in January 2008															58,125	10,491				10,491
Common stock subscribed at $0.17 per share pursuant to a cash investments in April 2008															726,470	123,500				123,500
Common stock subscribed at $0.17 per share pursuant to a vendor agreement in April 2008															147,059	25,000				25,000
Common stock subscribed at $0.17 per share pursuant to a cash investments in May 2008															555,883	94,500				94,500
Common stock subscribed at $0.12 per share pursuant to a vendor agreement in May 2008															60,000	7,200				7,200
Adjustment of common stock subscribed at a range of $0.114 to $0.2755 per share due to a settlement agreement with a vendor															(276,815)	(44,873)				(44,873)
Subscribed common stock issued in June, 2008 at subscribed fair value of $0.10450 per share and current fair value of $0.0855 per share											380,000	380			(380,000)	(39,710)	32,110			(7,220)
Revaluation of unearned vendor warrants to fair value in June 2008															58,125		2,447			2,447
Common stock subscribed at $0.08551 per share pursuant to Directors' compensation agreement in June 2008																4,970				4,970
Stock based compensation expense on Valentis options recognized in fiscal 2008																2,247	27,949			30,196
Stock based compensation expense on Restricted Stock agreements recognized in fiscal 2008															1,300,000	20,462				20,462
Imputed Dividends - Series B Preferred recognized in fiscal 2008																	(55,633)			(55,633)
Foreign currency adjustment																		320		320
Net loss																			(4,844,458)	(4,844,458)
Total comprehensive loss																				(4,844,138)
Balances at June 30, 2008	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	69,669,535	$69,670	-	$-	3,752,812	$424,536	$5,698,358	$20,120	$(9,636,906)	$(2,336,643)

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

	Urigen N.A., Inc. Series A Preferred Stock		Urigen, N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated Other Compre-hensive	Deficit Accumulated during Development	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
Balances at June 30, 2008	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	69,669,535	$69,670	-	$-	3,752,812	$424,536	$5,698,358	$20,120	$(9,636,906)	$(2,336,643)
Common stock subscribed to reflect additional shares due to modification of purchase agreement from $0.20 to $0.17 per share															88,230	-				-
Common stock subscribed at $0.1045 per share pursuant to Directors' compensation agreement in September 2008															58,125	6,074				6,074
Subscribed common stock issued in November 2008 at a subscribed average value of $0.11178 and a current fair value of $0.050 per share											3,664,792	3,665			(3,664,792)	(409,666)	406,001			-
Common stock issued at a value of $0.076 per share pursuant to a vendor agreement in November 2008											100,000	100					7,500			7,600
Common stock subscribed at $0.0190 per share pursuant to Directors' compensation agreement in December 2008															58,125	1,104				1,104
Reclassification of equity to liability due to a change in conversion price and shares issuable upon conversion of Series B preferred stock																	(700,000)			(700,000)
Adjust mark to market calculation for additional unregistered shares issuable upon conversion of Series B preferred stock																	420,000			420,000
Discount on note payable for beneficial conversion feature																	50,000			50,000
Reduction of common stock subscribed for Director who should not have been covered by agreement															(46,500)	(4,527)				(4,527)
Subscribed common stock issued in January, 2009 at a subscribed value of $0.12 and a current fair value of $0.05 per share											60,000	60			(60,000)	(7,200)	7,140			-
Common stock subscribed at $0.14 per share pursuant to a vendor agreement in February 2009															200,000	28,000				28,000
Common stock subscribed at $0.10 per share pursuant to a vendor agreement in March 2009															250,000	25,000				25,000
Common stock subscribed at $0.10 per share pursuant to a vendor agreement in March 2009															75,000	7,500				7,500
Common stock subscribed at $0.09 per share pursuant to a vendor agreement in April 2009															15,000	1,350				1,350
Stock based compensation expense on Valentis options recognized in fiscal 2009																	(40,446)			(40,446)
Stock based compensation expense on Restricted Stock agreements recognized in fiscal 2009																7,790	112,557			120,347
Imputed Dividends - Series B Preferred recognized in fiscal 2009																	(87,228)			(87,228)
Incremental beneficial conversion feature related to preferred stock																	188,000			188,000
Deemed dividend related to preferred stock																	(188,000)			(188,000)
Net loss																			(2,256,607)	(2,256,607)
Total comprehensive loss																				(2,256,607)
Balances at June 30, 2009	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	73,494,327	$73,495	-	$-	726,000	$79,961	$5,873,882	$20,120	$(11,893,513)	$(4,758,476)

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT, continued

	Urigen N.A., Inc. Series A Preferred Stock		Urigen, N.A., Inc. Series A Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock		Urigen N.A., Inc. Series B Preferred Stock Subscribed		Urigen Pharmaceuticals, Inc. Common Stock		Urigen N.A., Inc. Common Stock		Common Stock Subscribed		Additional Paid-in	Accumulated Other Compre-hensive	Deficit Accumulated during Development	Total Stock-holders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
Balances at June 30, 2009	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	73,494,327	$73,495	-	$-	726,000	$79,961	$5,873,882	$20,120	$(11,893,513)	$(4,758,476)
Reclassification of Warrants from equity to liability upon adoption of ASC 815																	(1,127,557)		(106,319)	(1,233,876)
Common stock subscribed at $0.08 per share pursuant to amendment to license agreement															250,000	20,000				20,000
Subscribed common stock issued in October 2009 at a subscribed value of $0.08 per share											250,000	250			(250,000)	(20,000)	19,750			-
Common stock subscribed at $0.10 per share pursuant to debt settlement agreements															6,465,865	646,586				646,586
Common stock subscribed at $0.10 per share pursuant to stock purchase agreements											2,500,000	2,500			1,850,000	12,758	(79,321)
Common stock subscribed at $0.10 per share pursuant to debt settlement agreement															1,213,419	121,341				121,341
Common stock issued at $0.02 per share pursuant to convertible note agreement																	47,500			50,000
Common stock subscribed at $0.10 per share pursuant to debt settlement agreement															244,583	24,458				24,458
Common stock subscribed at $0.18 per share pursuant to debt settlement agreement															50,000	9,000				9,000
Common stock subscribed at $0.10 per share pursuant to a debt settlement agreement															55,000	5,500				5,500
Common stock subscribed at $0.17 per share pursuant to a debt settlement agreement															35,000	5,950				5,950
Common stock subscribed at $0.17 per share pursuant to consulting agreement															75,000	12,750				12,750
Subscribed common stock issued in March 2010 at $0.10 - $0.18 per share											9,988,867	9,989			(9,988,867)	(826,642)	816,653			-
Common stock subscribed at $0.10 per share pursuant to stock purchase agreements															2,500,000	2,500	(173,619)			(171,119)
Common stock subscribed at $0.10 per share pursuant to debt settlement agreement															244,583	24,458				24,458
Common stock subscribed at $0.10 per share pursuant to debt settlement agreement															129,562	12,956				12,956
Subscribed common stock issued in May 2010 at $0.10 per share											2,500,000	2,500			(2,500,000)	(2,500)				-
Common stock subscribed at $0.16 per share pursuant to a settlement agreement															400,000	64,000				64,000
Common stock subscribed at $0.10 per share pursuant to a debt settlement agreement															764,620	76,462				76,462
Common stock subscribed at $0.10 per share pursuant to a debt settlement agreement															538,467	53,847				53,847
Common stock subscribed at $0.10 per share pursuant to a debt settlement agreement															50,000	50	(1,483)			(1,433)
Subscribed common stock issued in June 2010 at $0.10 per share											538,467	538			(538,467)	(53,847)	53,309			-
Warrants issued pursuant to consulting agreement																	122,967			122,967
Reclassification of Series B beneficial conversion feature																	75,264			75,264
Imputed Dividends, Series C preferred stock																	(5,453)			(5,453)
Imputed Dividends, Series B preferred stock																	(73,520)			(73,520)
Deemed Dividend - accretion of discount on Series C preferred stock																	(1,042,050)			(1,042,050)
Stock-based compensation																	(1,192)			(1,192)
Net loss																			(1,319,469)	(1,319,469)
Balances at June 30, 2010	-	$-	-	$-	210	$1,087,579	-	$-	-	$-	89,271,661	$89,272	-	$-	2,314,765	$269,588	$4,505,130	$20,120	$(13,319,301)	$(7,347,612)

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	Period from July 18, 2005 (date of inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(1,319,469)	$(2,256,607)	$(13,212,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,812	4,057	13,982
Amortization of intangible assets	14,428	14,428	62,412
Non-cash expenses: compensation, interest, rent, and other	205,178	240,128	1,961,976
Preferred Series B discount and imputed interest	-	14,000	2,156,270
Change in fair value of Series B convertible preferred stock liability	78,800	366,674	(504,421)
Change in fair value of warrants liability	(531,314)	-	(531,314)
Change in provision for doubtful accounts	15,891	-	15,891
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,207	43,958	139,037
Note receivable from related party	800	(1,559)	(15,891)
Accounts payable	202,414	22,317	798,317
Accrued expenses	627,588	940,987	2,725,003
Due to related parties	(67,661)	50,852	189,557
Net cash used in operating activities	(747,326)	(560,765)	(6,202,163)

Cash flows from investing activities:
Purchases of property and equipment	-	(270)	(11,306)
Proceeds from sale of property and equipment	-	1,331	1,331
Asset-based purchase, net of cash acquired, from Urigen, Inc.	-	-	470,000
Net cash provided by investing activities	-	1,061	460,025

Cash flows from financing activities:
Cash acquired in consummation of reverse merger, net	-	-	222,351
Proceeds from issuance of notes payable	-	20,000	20,000
Proceeds from issuance of notes payable - related parties	310,500	497,000	1,107,500
Payment of receivables from stockholders	-	-	45,724
Proceeds from stock and warrant subscriptions, and exercise of stock options	435,000	-	768,310
Proceeds from issuance of Urigen N.A. Series B convertible preferred stock, net of issuance costs	-	-	415,000
Proceeds from issuance of Urigen N.A. Series A preferred stock, net of issuance costs	-	-	1,002,135
Proceeds from issuance of Series B convertible preferred stock	-	-	2,100,000
Net cash provided by financing activities	745,500	517,000	5,681,020
Effect of exchange rate changes on cash	-	-	62,097
Net increase (decrease) in cash	(1,826)	(42,704)	979
Cash, beginning of period	2,805	45,509	-
Cash, end of period	$979	$2,805	$979

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2010	2009	Period from July 18, 2005 (date of inception) to June 30, 2010
Non-cash investing and financing activities:
Intangible assets acquired through issuance of common stock	$-	$-	$90,560
Non-cash portion related to asset-based purchase from Urigen, Inc.:
Assumption of notes payable subsequently converted to preferred stock	-	-	255,000
Amount due from stockholders for issuance of preferred stock	-	-	45,724
Reclassification of preferred stock liability to equity	-	-	1,087,579
Reclassification of equity to preferred stock liability	-	280,000	280,000
Reclassification of beneficial conversion feature from liability to equity	75,264	-	986,443
Valentis net equity received in connection with reverse merger	-	-	58,647
Imputed dividends	78,973	87,228	191,630
Deemed dividend-accretion of discount on Series C preferred stock	1,042,050	-	1,042,050
Reclassification of warrants from equity to liability upon adoption of ASC 815	1,233,876	-	1,233,876
Issuance of warrants with stock purchase agreements	672,686	-	672,686
Conversion of notes payable to Series C preferred stock	552,941	-	552,941
Issuance of warrants with conversion of notes to Series C preferred stock	931,462	-	931,462
Conversion of related party notes and interest to equity	749,349	-	749,349
Conversion of accounts payable and accrued expenses to equity	273,327	-	273,327
Conversion of notes payable to common stock	50,000	-	50,000
Supplemental cash flow information:
Cash paid for interest	-	-	43,673

See accompanying notes to financial statements

URIGEN PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Nature of Operations and Business Risks

Urigen Pharmaceuticals, Inc. (“the Company”), formerly Valentis, Inc. (“Valentis”) a Delaware incorporated company, is a specialty pharmaceutical company dedicated to the development and commercialization of therapeutic products for urological disorders. The pipeline includes URG101, for the treatment of Bladder Pain Syndrome (BPS) which has completed a Phase II double blinded, placebo controlled, multi-center trial achieving statistically significant results on all end points; a second product, URG301, targeting urethritis and nocturia, was returned to Kalium, Inc., by mutual agreement between the parties.

Urigen N.A., Inc. was originally incorporated in British Columbia on July 18, 2005 (date of inception) as Urigen Holdings, Inc. and on October 4, 2006, in accordance with the vote of the stockholders, the Company re-domesticated to Delaware and changed its name to Urigen N.A., Inc. Management and the Board of Directors of the Company concluded that continuation and re-incorporation of the Company as a Delaware company was in the best interests of the Company and its stockholders. In addition, the stockholders approved the following changes:

●	To reduce the number of authorized common shares from unlimited to 20,000,000 and to authorize 6,000,000 of preferred shares (5,000,000 designated for Series A).

●	To establish a stated par value of $0.00001.

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

Reverse Merger

Urigen N.A. security holders owned, immediately after the closing of the Merger, approximately two-thirds of the combined company on a fully-diluted basis. Further, Urigen N.A. directors constituted a majority of the combined company’s board of directors and all members of the executive management of the combined company were from Urigen N.A. Therefore, Urigen N.A. was deemed to be the acquiring company for accounting purposes and the Merger transaction was accounted for as a reverse merger and a recapitalization. The financial statements of the combined entity after the Merger reflect the historical results of Urigen N.A. prior to the Merger and do not include the historical financial results of Valentis prior to the completion of the Merger. Stockholders’ equity (deficit) and net loss per share of the combined entity after the Merger were retroactively restated to reflect the number of shares of common stock received by Urigen N.A. security holders in the Merger, after giving effect to the difference between the par values of the capital stock of Urigen N.A. and Valentis, with the offset to additional paid-in capital. The consolidated financial statements have been prepared to give effect to the Merger of Urigen N.A. and Valentis as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Urigen N.A. was considered to be acquiring Valentis in the Merger as Valentis did not meet the definition of a business in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, because Valentis had no material assets or liabilities at the time of finalizing the Merger. Consequently, all of the assets and liabilities of Valentis have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the Merger was measured at net assets acquired.

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

As of the date of this filing, the Company has received approximately $400,000 in cash receipts from three agreements for the licensing of Valentis technology. The Company is not actively pursuing any development of Valentis technology obtained in the Merger and no material continuing revenues or expenses relating to the Merger are anticipated as of the date of this filing.

Nature of Operations and Risks

The Company is actively seeking corporate partnership, licensing or financing arrangements necessary to fund its development programs.

The Company is in the development stage and its programs are in the clinical trial phase, and therefore has not generated revenues from product sales to date. Even if development and marketing efforts are successful, substantial time may pass before significant revenues will be realized, and during this period the Company will require additional funds, the availability of which cannot be assured.

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

2.           Summary of Significant Accounting Policies

Basis of Presentation/Liquidity

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since inception through June 30, 2010, the Company has an accumulated net deficit of $13,319,301 and negative cash flows from operations of $747,326 and has a negative working capital of $6,944,379. Management expects to incur further losses for the foreseeable future. The Company expects to finance future cash needs primarily through proceeds from equity or debt financing, licensing agreements, and/or collaborative agreements with corporate partners in order to be able to sustain its operations until the Company can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company through private or public offerings, but it cannot assure that such financing will be available on acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Concentration

At June 30, 2010, the Company did not have bank balances at a single U.S. financial institution in excess of the Federal Deposit Insurance Corporation coverage limit of $250,000.

Intangible Assets

Intangible assets include the intellectual property and other patented rights acquired. Consideration paid in connection with acquisitions is required to be allocated to the acquired assets, including identifiable intangible assets, and liabilities acquired. Acquired assets and liabilities are recorded based on the Company’s estimate of fair value, which requires significant judgment with respect to future cash flows and discount rates. For intangible assets other than goodwill, the Company is required to estimate the useful life of the asset and recognize its cost as an expense over the useful life. The Company uses the straight-line method to expense long-lived assets (including identifiable intangibles). The intangible assets were recorded based on their estimated fair value and are being amortized using the straight-line method over the estimated useful life of 19 to 20 years, which is the life of the intellectual property patents.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  At the adoption date of this standard on uncertain tax positions, we did not have any unrecognized tax benefits and did not have any interest or penalties accrued.  The cumulative effect of this change was not material.  Following implementation, the ongoing changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.  Interest and penalties incurred associated with unresolved tax positions will continue to be included in other income (expense).

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

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with the provisions of ASC 220, Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements.  The components of other comprehensive income (loss) consist of net loss and foreign currency translation adjustments.  Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying statement of stockholders’ equity (deficit).

	Year Ended June 30, 2010	Year Ended June 30, 2009	Period from July 18, 2005 (date of inception) to June 30, 2010
Net loss	$(1,319,469)	$(2,256,607)	$(13,212,982)
Foreign currency translation adjustments, net of tax	-	-	20,120
Comprehensive loss	$(1,319,469)	$(2,256,607)	$(13,192,862)

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, for equity instruments issued to non-employees, in accordance with ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”), the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

Stock-based compensation expense is recognized based on awards expected to vest, with an estimate made for forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. Fair value accounting details for stock based compensation is presented in tabular format in Note 15 of the consolidated financial statements included in this report.

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

A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:
	2010	2009
Net loss	$(1,319,469)	$(2,256,607)
Net loss attributable to common stockholders	$(2,440,492)	$(2,531,835)
Weighted-average shares of common stock used in computing net loss per share	82,625,322	72,468,932
Basic and diluted net loss per share	$(0.03)	$(0.03)

The following options, warrants, and convertible securities have been excluded from the calculation of diluted net loss per share because the effect of inclusion would be antidilutive:

●	1,344,597 shares of our common stock issuable upon the exercise of all of our outstanding options;

●	26,617,200 shares of our common stock issuable upon the exercise of all of our outstanding warrants;

●	210 shares of Series B preferred stock that currently is convertible into 21,000,000 shares of common stock;

●	552,941 shares of Series C preferred stock that currently is convertible into 5,529,410 shares of common stock;

The common stock options and warrants subject to vesting will be included in the calculation of net loss per share at such time as the effect is no longer antidilutive, as calculated using the treasury stock method for options and warrants.

Recent Accounting Pronouncements

In April 2010, the FASB issued revised accounting guidance for the milestone method of revenue recognition. The amended guidance is effective for fiscal years beginning on or after June 15, 2010. It provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May of 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company plans to adopt this guidance as of July 31, 2012 on a prospective basis and does not expect the adoption thereof to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued revised accounting guidance for the presentation of comprehensive income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The adoption of the amended guidance in future periods will not materially impact the Company’s consolidated financial statements.

3.           Intangible Assets and Related Agreement Commitments/ Contingencies

In January 2006, the Company entered into an asset-based transaction agreement with a related party, Urigen, Inc. Simultaneously, the Company entered into a license agreement with the University of California, San Diego for certain patent rights.

The agreement with the University of California, San Diego (“UCSD”) was for a license previously licensed to Urigen, Inc. In exchange for this license, the Company issued 1,846,400 common shares and is required to make annual maintenance payments of $20,000 per year through 2010 and then $25,000 per year thereafter and milestone payments of up to $625,000, which are based on certain events related to FDA approval. As of June 30, 2010, $25,000 of milestone payments had been incurred. The Company is also required to make royalty payments of 1.5% -3.0% of net sales of licensed products, with a minimum annual royalty of $35,000. The term of the agreement ends on the earlier of the expiration of the longest-lived item of the patent rights or the tenth anniversary of the first commercial sale. Either party may terminate the license agreement for cause in the event that the other party commits a material breach and fails to cure such breach. In addition, the Company may terminate the license agreement at any time and for any reason upon a 90-day written notice.

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

In May 2006, the Company entered into a license agreement with Kalium, Inc., for patent rights and technology relating to suppositories for use in the genitourinary or gastrointestinal system and for the development and utilization of this technology to commercialize products. Under the terms of the agreement, the Company issued common stock in the amount of 1,623,910 shares (with an estimated fair value of $90,000) and was to pay Kalium royalties based on percentages of 2.0-4.5% of net sales of licensed products during the defined term of the agreement. The Company also was required to make milestone payments (based on achievement of certain events related to FDA approval) of up to $457,500. Subsequent to year end, in January 2011, Urigen returned the rights for URG301 to Kalium, Inc. and the license agreement was terminated by mutual consent between the parties.

The summary of intangible assets acquired and related accumulated amortization as of June 30, 2010 and 2009 is as follows:

	2010	2009
Patent and intellectual property rights	$278,637	$278,637
Less: Accumulated amortization	(62,412)	(47,984)
Intangible assets, net	$216,225	$230,653

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, with a weighted average amortization period of 20 years. The Company reported amortization expense on purchased intangible assets of $14,428 and $14,428 for the years ended June 30, 2010 and 2009, respectively, which is included in research and development expense in the accompanying statements of operations. Future estimated amortization expense (unadjusted for the Kalium license termination subsequent to year end) is as follows:

July 1, 2010 – June 30, 2011	$14,428
July 1, 2011 – June 30, 2012	14,428
July 1, 2012 – June 30, 2013	14,428
July 1, 2013 – June 30, 2014	14,428
Thereafter	158,513
$216,225

4.           Accrued Expenses

At June 30, 2010 and 2009, the accrued expenses were as follows:

	June 30,
	2010	2009
Accrued payroll	$1,446,975	$1,206,414
Accrued payroll taxes	531,405	530,100
Accrued board fees	334,883	219,500
Accrued expenses – other	527,437	350,116
	$2,840,700	$2,306,130

5.           Contractual Obligations and Notes Payable

In November 2007, the Company entered into an agreement with M & P Patent AG (Mattern) under which we licensed worldwide rights to Mattern’s intra-nasal testosterone product for men. The Mattern patent and intellectual property rights were not placed in service and were not being amortized, nor included in future amortization estimates, as of December 31, 2007. At December 31 2007, the Company had recorded a license payment to Mattern of one million shares of Urigen common stock and accrued $1,500,000 in milestone payments. The Company terminated its license agreement with Mattern effective March 31, 2008. Accordingly, the accrued liability and intangible asset was reversed and a general and administrative impairment expense of $99,750 was recorded, which represented the fair value of the one million shares of restricted stock that were issued. The Company believes there will be no further payments to Mattern as a result of this transaction.

On November 17, 2006, the Company entered into an unsecured promissory note with C. Lowell Parsons, a director of the Company, in the amount of $200,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 12% simple interest. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of the Merger (as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 11,277 shares of Urigen N.A. Series B preferred stock, in connection with this note agreement, which was converted to common stock at the time of the Merger. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on March 15, 2010. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $42,000, respectively.

On January 5, 2007, the Company entered into an unsecured promissory note with KTEC Holdings, Inc. in the amount of $100,000. Tracy Taylor who was the Company’s Chairman of the Board of Directors at the time, was President and Chief Executive Officer of the Kansas Technology Enterprise Corporation (KTEC). Under the terms of the note, the Company was to pay interest at a rate of 12% per annum until paid in full, with interest compounded as additional principal on a monthly basis if said interest is not paid in full by the end of each month. All amounts owed were due and payable by the Company at its option, without notice or demand, on the earlier of (i) ninety (90) days after consummation of the Merger as defined in the Agreement and Plan of Merger, dated as of October 5, 2006, between the Company and Valentis, Inc., or (ii) two (2) calendar years from the note issuance date (in either case, the “Due Date”). Also, the Company had issued 5,639 shares of Urigen N.A. Series B preferred stock in connection with this note agreement, which was converted to common stock at the time of the Merger. On October 26, 2009, the Company entered into a debt settlement agreement with KTEC Holdings, Inc. Pursuant to the debt settlement agreement, KTEC Holdings, Inc. converted its outstanding promissory note plus accrued interest of $28,444 into 1,284,441 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on March 15, 2010. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $23,236, respectively.

On June 25, 2007, Valentis, Inc., upon approval of its Board of Directors, issued Benjamin F. McGraw, III, Pharm.D., who was the Company’s Chief Executive Officer, President and Treasurer prior to the Merger, a promissory note in the amount of $176,000 in lieu of accrued bonus compensation owed to Dr. McGraw. This note was assumed by the Company pursuant to the Merger. The note bears interest at the rate of 5.0% per annum, may be prepaid by the Company in full or in part at anytime without premium or penalty and was due and payable in full on December 25, 2007. On December 25, 2007, the note was extended through June 25, 2008. On August 11, 2008, the note was extended through December 25, 2008. On January 6, 2009, the note was extended through December 25, 2009. On February 2, 2010 the note was extended through December 25, 2010. Dr. McGraw was a member of the Board of Directors as of June 30, 2009 and resigned from the Board of Directors in July 2009. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $26,400 and $17,600, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $40,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $5,417, respectively.

On August 6, 2008, the Company entered into an unsecured promissory note with J. Kellogg Parsons, M.D., the son of C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On February 1, 2010, the Company entered into a debt settlement agreement with J. Kellogg Parsons, M.D. Pursuant to the terms of the debt settlement agreement, this note, together with accrued interest through January 31, 2010 of $4,458 was converted into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,708, respectively.

On August 12, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $5,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 26, 2009, the Company entered into a debt settlement agreement with William J. Garner. Pursuant to the terms of the debt settlement agreement, this note, along with the unsecured promissory note entered into on September 19, 2008, in the amount of $20,000 together with accrued interest of $4,256 was converted into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $665, respectively.

On September 19, 2008, the Company entered into an unsecured promissory note with William J. Garner, M.D., the Chief Executive Officer and a director of the Company, in the amount of $20,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The foregoing amount is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 26, 2009, the Company entered into a debt settlement agreement with William J. Garner. Pursuant to the terms of the debt settlement agreement, this note, along with the unsecured promissory note entered into on August 12, 2008, in the amount of $5,000, together with accrued interest of $4,256 was converted into 292,562 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and June 30, 2009, the Company owed accrued interest expense of $0 and $2,342, respectively.

On September 22, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $30,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $3,475, respectively.

On September 25, 2008, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $70,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $8,021, respectively. The subscribed shares were issued on March 15, 2010.

On October 6, 2008, the Company entered into an unsecured promissory note with a third party, in the amount of $20,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a Bridge Loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. The note holder may, in their discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On March 23, 2010, the Company entered into a debt settlement agreement with the third party. Pursuant to the terms of the debt settlement agreement, this note, together with accrued interest through March 31, 2010 of $4,458 was converted into 244,583 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $2,208, respectively.

The Company entered into a note purchase agreement (the “Note”) dated as of January 9, 2009 with Platinum-Montaur Life Science, LLC (“Platinum” or the “Holder”) for the sale of 10% senior secured convertible promissory notes in the aggregate principal amount of $257,000. The Note matured on October 9, 2009. Interest at the rate of 10% per annum was payable quarterly commencing April 1, 2009 and on the maturity date. Interest was payable at the option of the Company, in cash or in registered shares of the Company’s stock under certain conditions. However, the Company may not issue shares toward the payment of interest in excess of 20% of the aggregate dollar trading volume of the Company’s stock over the 20 consecutive trading days immediately prior to the interest payment date. As of June 30, 2009, the Company owed accrued interest expense of $13,125. In April 2010, the Company converted this and two other outstanding promissory notes held by Platinum in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

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

On January 21, 2009, the Company entered into an unsecured non interest bearing convertible promissory note of $50,000 with a third party for consulting services provided to the Company. The note matured on December 31, 2009. Under the terms of the note, the Company may prepay in whole or in part without premium or penalty, at any time. At any time prior to or at the time of prepayment of this note, the holder may elect to convert some or all of the principal owing under this Note into shares of the Company’s common stock at the rate of $0.02 per share. The holder’s right to convert the obligations due under this note to common stock shall supersede the Company’s right to repay such obligations in cash. The conversion rate of this note generated a beneficial conversion feature that resulted in a note discount of $50,000. The note discount was being amortized as additional interest expense over the term of the note. On January 19, 2010, the note was converted into 2,500,000 shares of the Company’s common stock.

On April 28, 2009, the Company entered into an amendment (the “Amendment”) to the note purchase agreement dated as of January 9, 2009 with Platinum. Pursuant to the Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $40,000. This note matured on October 9, 2009. The terms of this note were the same as the Note issued by the Company pursuant to the note purchase agreement on January 9, 2009. It is stipulated in this note that the proceeds shall be used by the Company to retain CEOcast, Inc. to render investor relations services to Urigen. On April 19, 2010, the Company converted this and two other outstanding promissory notes held by Platinum in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $3,877, respectively.

On June 12, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $15,000. Under the terms of the note, the Company is to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allows for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note is due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. Dr. Parsons may, in his discretion, request payment of this note, in whole or in part in restricted common stock of the Company. The rate of repayment in common stock is based on $0.15 per share. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. At June 30, 2010 and 2009, the Company owed accrued interest expense of $0 and $113, respectively. The subscribed shares were issued on March 15, 2010.

On July 7, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $15,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on March 15, 2010.

On July 21, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $30,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on March 15, 2010.

On August 13, 2009, the Company entered into a second amendment (the “2nd Amendment”) to the note purchase agreement dated as of January 9, 2009 with Platinum. Pursuant to the 2nd Amendment the Company issued a 10% senior secured convertible promissory note in the principal amount of $202,500. This note matured on October 9, 2009. The terms of this note were the same as the Note issued by the Company pursuant to the purchase agreement on January 9, 2009. It is stipulated in the note that the proceeds from the issuance of this note shall be used by the Company to retain CEOcast, Inc. to render investor relations services to Urigen. In April 2010, the Company converted this and two other outstanding promissory notes held by Platinum in the amounts of $257,000, $40,000 and $202,500 plus accrued interest of $53,441 into 552,941 shares of Series C preferred stock and a five year warrant to purchase 5,529,410 shares of common stock of the Company at an exercise price of $0.125 per share.

On September 29, 2009, the Company entered into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $12,000. Under the terms of the note, the Company was to pay interest at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, pay this note in whole or part at any time, without premium or penalty. On October 14, 2009, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with seven other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $412,000 plus accrued interest was converted into 4,888,862 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on March 15, 2010.

On November 9, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D. a director of the Company, in the amount of $10,000. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on June 16, 2010.

On December 4, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D. a director of the Company, in the amount of $16,500. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on June 16, 2010.

On December 10, 2009, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $4,500. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note allowed for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay the note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on June 16, 2010.

On January 4, 2010, the Company issued into an unsecured promissory note with C. Lowell Parsons, M.D., a director of the Company, in the amount of $20,000. Under the terms of the note, interest was payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note provided for an adjustment of the interest rate equal to that of the rate that the Company procures from a bridge loan of a minimum of $300,000. The note was due and payable on the earlier of (i) forty-five (45) days after consummation of a merger, (ii) the completion of a licensing agreement with a pharmaceutical partner or (iii) two (2) calendar years from the note issuance date. The Company may, in its discretion, repay this note in whole or part at any time, without premium or penalty. On April 22, 2010, the Company entered into a debt settlement agreement with Dr. Parsons. Pursuant to the terms of the debt settlement agreement, this note, together with three other outstanding promissory notes held by C. Lowell Parsons with aggregate outstanding principal of $51,000 plus accrued interest was converted into 538,467 shares of subscribed common stock of the Company at a rate of $0.10 per share. The subscribed shares were issued on June 16, 2010.

Contractual Obligations

On November 1, 2008, the Company entered into a consulting agreement with FLP Pharma LLC pursuant to which Mr. Nida would provide consulting services to the Company for a term commencing on November 1, 2008 through December 31, 2009. The consulting agreement provides for compensation of $200 per hour for a maximum amount of 50 hours monthly. Also, the consulting agreement provided that the agreement may be terminated by either party upon two weeks prior written notice; provided however, if the agreement is terminated by Company, the Company would be obligated to pay to Mr. Nida certain amounts owed pursuant to his employment agreement with the Company dated as of May 1, 2006. The agreement was terminated by Mr. Nida in January 2009. As of June 30, 2010, Mr. Nida provided $6,700 of consulting services which is still owed.

On November 1, 2008, the Company entered into a consulting agreement with Dennis H. Giesing pursuant to which Dr. Giesing would provide consulting services to the Company for a term commencing on November 1, 2008 through November 1, 2009. Pursuant to the terms of the consulting agreement, Dr. Giesing would provide services to the Company on an “as needed” basis not to exceed 4 days per month at a rate of $2,000 per day. The consulting agreement provided that either party may terminate the agreement upon written notice. As of June 30, 2010, Dr. Giesing had not provided any consulting services to the Company and the Agreement has terminated on its terms.

6.           Income Taxes

There is no provision for income taxes because the Company has incurred operating losses to date. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows as of June 30, 2010 and 2009:

	2010	2009
Deferred Tax Assets:
Accrued Compensation	$576,394	$480,568
Other Accrued Expenses	250,244	217,538
Restricted Stock	11,178	11,178
Net Operating Losses	3,216,895	2,656,151
Tax Credits	145,797	144,603
Total Deferred Tax Assets	4,200,508	3,510,038

Deferred Tax Liabilities:
Intangible Assets	(3,085)	(1,432)
Beneficial Conversion Feature on Convertible Notes	-	(9,959)
Total Deferred Tax Liabilities	(3,085)	(11,391)

Valuation Allowance	(4,197,423)	(3,498,647)
Net Deferred Tax Asset	$-	$-

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance. The valuation allowance increased by $698,776 at June 30, 2010 and by $846,910 at June 30, 2009.

The amount of the valuation allowance for deferred tax assets associated with excess tax deductions from stock-based compensation arrangements is $0.

Net operating losses and tax credit carry forwards as of June 30, 2010 are as follows:

	Amount	Expiration Years

Net operating losses, Federal	$8,076,024	Beginning in 2027

Net operating losses, State	$8,073,624	Beginning in 2017

Tax credits, Federal	$86,056	Beginning in 2027

Tax credits, State	$90,517	N/A

Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, or the IRC, and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	2010	2009

Statutory Rate	34.00%	34.00%

State Tax	7.30%	6.04%

Other	-3.37%	-0.12%

Tax credits	0.05%	0.42%

Warrant and Preferred Stock Mark-to-Market	11.67%	0.00%

Valuation Allowance	-49.65%	-40.34%

Total	0.00%	0.00%

Our policy is to recognize interest and penalties related to income taxes as a component of other income (expense). We are subject to income tax examinations for U.S. income taxes and state income taxes from 2007 forward. The Company has no unrecognized tax benefits as of June 30, 2010 and does not anticipate that the status of unrecognized tax benefits will significantly change prior to June 30, 2011.

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

On October 26, 2009, the Company issued 250,000 shares of common stock (subscribed in August 2009) at $0.08 per share pursuant to the License Agreement between Urigen and UCSD for a total value of $20,000.

On January 19, 2010, the holder of an unsecured non-interest bearing convertible promissory note of $50,000, who had received the note in exchange for investor relation services, converted the note into 2,500,000 shares of common stock of the Company at a rate of $0.02 per share.

On March 15, 2010, the Company issued 75,000 shares of common stock (subscribed in April 2009) to a third party in exchange for consulting services at $0.17 per share, for a value of $12,750.

On March 15, 2010, the Company issued 4,888,862 shares of common stock (subscribed in October 2009) of the Company at $0.10 per share to C. Lowell Parsons, M.D., a director of the Company pursuant to a debt settlement agreement entered into in October 2009, for a value of $488,886.

On March 15, 2010, the Company issued 292,562 shares of common stock (subscribed in October 2009) at $0.10 per share to William J. Garner, its CEO, pursuant to a debt settlement agreement entered into in October 2009, for a value of $29,256.

On March 15, 2010, the Company issued 1,284,441 shares of common stock (subscribed in October 2009) at $0.10 per share to KTEC Holdings, Inc. (“KTEC”) pursuant to a debt settlement agreement entered into in October 2009, for a value of $128,444.

On March 15, 2010, the Company issued 1,850,000 shares of common stock (subscribed for from November 2009 through January 2010) at $0.10 per share resulting in gross proceeds of $185,000.

On March 15, 2010, the Company issued 1,213,419 shares of common stock (subscribed in December 2009) at a rate of $0.10 per share to Catalyst Law Group APC (“Catalyst Group”) pursuant to a debt settlement agreement entered into in December 2009, for a value of $121,342.

On March 15, 2010, the Company issued 50,000 shares of common stock (subscribed in March 2010) at $0.18 per share to a third party pursuant to a Consulting Agreement, for a value of $9,000.

On March 15, 2010, the Company issued 55,000 shares of common stock (subscribed in March 2010) at $0.10 per share to its placement agent, Source Capital, pursuant to an engagement letter, for a value of $5,500. In addition, the Company issued 730,000 warrants to purchase common stock at $0.125 per share, expiring in April 2015. The warrants were valued using the Black-Scholes valuation model and a $122,967 consulting expense was recorded in the year ended June 30, 2010. These warrants have been classified as equity.

On March 15, 2010, the Company issued 244,583 shares of common stock (subscribed in February 2010) of the Company at $0.10 per share to J. Kellog Parsons, M.D., the son of C. Lowell Parsons, M.D., a director of the Company, pursuant to a debt settlement agreement entered into in February 2010, for a value of $24,458.

On March 15, 2010, the Company issued 35,000 shares of common stock of the Company at $0.17 per share to a third party in exchange for consulting services at $0.17 per share, for a value of $5,950.

On May 27, 2010, the Company issued 2,500,000 shares of common stock at $0.10 (subscribed for from March 2010 through April 2010) at $0.10 per share resulting in gross proceeds of $250,000.

On June 16, 2010, the Company issued 538,467 shares of common stock of the Company at $0.10 per share to C. Lowell Parsons, M.D., a director of the Company pursuant to a debt settlement agreement entered into in April 2010, for a value of $53,847.

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

The holders of Series B preferred stock have no voting rights except that the Company may not without the consent of a majority of the holders of Series B preferred stock (i) incur any indebtedness, as defined in the Purchase Agreement, or authorize, create or issue any shares having rights superior to the Series B preferred stock; (ii) amend its Articles of Incorporation or Bylaws or in any way alter the rights of the Series B preferred stock, so as to materially and adversely affect the rights, preferences and privileges of the Series B preferred stock; (iii) repurchase, redeem or pay dividends on any securities of the Company that rank junior to the Series B preferred stock; or (iv) reclassify the Company’s outstanding stock.

The Company also issued to Platinum a warrant to purchase 14,000,000 shares of the Company’s common stock at an original price of $0.18 per share (the “2007 Warrant”). The warrants have a term of five years, and originally expired on August 1, 2012. The warrants provide a cashless exercise feature; however, the holders of the warrants may make a cashless exercise commencing twelve months after the original issue date of August 1, 2007 only if the underlying shares are not covered by an effective registration statement and the market value of the Company’s common stock is greater than the warrant exercise price. Subsequent to year end, in March 2011, the Company entered into an agreement with Platinum (“Fourth Amendment to Transaction Documents”) to amend certain provisions of the original and amended transaction documents. Pursuant to the Fourth Amendment to Transaction Documents, the 2007 Warrant was modified to allow for a term commencing on August 1, 2007 and ending on March 3, 2016.

The terms of the Warrant provide that it may not be exercised if such exercise would result in the holder having beneficial ownership of more than 4.99% of the Company’s outstanding common stock. The Amended and Restated Certificate of Designation contains a similar limitation and provides further that the Series B preferred stock may not be converted if such conversion, when aggregated with other securities held by the holder, will result in such holder’s ownership of more than 9.99% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 there under. These limitations may be waived upon 61 days notice to the Company.

In addition to the foregoing:

●
The Company agreed that for a period of 3 years after the issuance of the Series B preferred stock that in the event the Company enters into a financing, with terms more favorable than those attached to the Series B preferred stock, then the holders of the Series B preferred stock will be entitled to exchange their securities for shares issued in the financing.

●
The Company agreed to register (i) 120% of the shares issuable upon conversion of the preferred shares and (ii) the shares issuable upon exercise of the warrants in a Registration Statement to be filed with the Securities and Exchange Commission (“SEC”) within 30 days of the closing and shall use its best efforts to have the registration statement declared effective with 90 days, or in the event of a review by the SEC, within 120 days of the closing. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages of 1.5% per month with a maximum of 18% of the initial investment in the Series B preferred stock and warrants. On September 6, 2007, Platinum extended the time to file until September 28, 2007, without penalty. On October 3, 2007, Platinum further extended the time to file until October 15, 2007 without penalty. The Company filed a registration statement with the SEC on October 12, 2007 to cover the shares issuable upon conversion of the Series B preferred stock and the shares issuable upon exercise of the warrants. The Company subsequently reduced the number of shares included in the registration statement to 13,120,000 shares issuable upon conversion of the Series B preferred stock upon receipt of Rule 415 comments from the SEC. On December 13, 2007, the registration statement became effective. Pursuant to the terms of the registration rights agreement, liquidated damages are not payable with respect to the securities not included in a registration statement in response to a Rule 415 restriction raised in a comment letter from the SEC. Pursuant to the terms of the registration rights agreement, the Company agreed to file a subsequent registration to cover the additional shares on the later of (i) 90 days after the sale of substantially all of the shares registered in the initial registration statement, and (ii) seven months following the effective date of the initial registration statement. On February 11, 2009, Platinum approved a 180 day extension of time from January 22, 2009 to July 22, 2009 to file an additional registration statement for the balance of the shares of common stock. At this time, the Company is unable to fulfill its filing obligation since it is not current with its reporting obligation with the SEC.

●
The Company granted to Platinum the right to subscribe for an additional amount of securities to maintain its proportionate ownership interest in any subsequent financing conducted by the Company for a period of 3 years from the closing date.

●
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

The Company received an SEC comment letter on October 26, 2007 related to the filing of its Form S-1 Registration Statement. The Company was not in compliance as of November 9, 2007 with its obligations under the registration rights agreement dated as of August 1, 2007, entered into with Platinum, to respond to SEC comments within 14 days of receipt of a comment letter. Failure of the Company to meet this schedule resulted in the imposition of liquidated damages of $31,500, which was paid in cash.

In December 2005, the SEC published guidance on the application of the EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), now known as ASC 815, “Derivatives and Hedging” (“ASC 815”), in relation to the effect of cash liquidated damages provisions in accounting for conversion features of convertible equity securities.  Due to this interpretation of ASC 815 at that time, the Company classified the $2.1 million private placement of Series B preferred stock as a liability not equity for the period ended September 30, 2007. The Company determined that the liquidated damages could result in net-cash settlement of a conversion in accordance with ASC 815. ASC 815 requires freestanding contracts that are settled in a Company’s own stock to be designated as an equity instrument, assets or liability. A contract designated as an asset or liability must be initially recorded and carried at fair value until the contract meets the requirements for classification as equity, until the contract is exercised or until the contract expires.

Accordingly, at September 30, 2007, the Company determined that the Series B preferred stock should be accounted for as a liability and thus recorded the proceeds received from the issuance of the Series B preferred stock as a preferred stock liability on the consolidated balance sheet in the amount of $2,100,000. Since the warrants issued to the investors were not covered by the net-cash settlement provision they were determined to be equity, at that time, in accordance with ASC 815. The Company valued the warrants using the Black-Scholes model and recorded $1,127,557 to equity. The Company compared the amount allocated to the Series B preferred stock to the fair value of the common stock that would be received upon conversion to determine if a beneficial conversion feature existed. The Company determined that a beneficial conversion feature of $972,443 existed and, accreted that amount and the relative fair value amount allocated to the warrants immediately, as the Series B preferred stock is immediately convertible. This accretion was recorded as non-cash interest expense in the fiscal 2008 consolidated statement of operations.

During the three month period ended December 31, 2007, based on changes in market value of the underlying shares, and based on registration of 13,120,000 of the underlying shares becoming effective on December 13, 2007, the Company recognized the change in fair value as other income in the amount of $894,316 and reclassified $1,087,579 of liability related to Series B preferred stock to equity. In addition, the Company reclassified $911,179 of Series B preferred stock beneficial conversion feature liability to additional paid-in capital based on the proportion of shares registered and declared effective by the SEC on December 13, 2007. During the year ended June 30, 2008, based on changes in market value of the remaining unregistered shares classified as a liability, the Company recognized an additional change in fair value as other income in the amount of $55,579, for a total of $949,895 for the year. During the years ended June 30, 2010 and 2009, based on changes in market value of the remaining unregistered shares classified as a liability, the Company recognized $78,800 and $366,674 as other expense, respectively.

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

The impact of this modification to the conversion price of the Company’s Series B preferred stock also resulted in a $202,000 incremental beneficial conversion feature from that originally recorded in the quarter ended September 30, 2007 upon the closing of the July 2007 Series B Convertible preferred stock agreement. This incremental beneficial conversion feature was allocated by a $14,000 charge to interest expense in 2009 and an increase in the Series B convertible beneficial conversion feature liability included in the accompanying consolidated balance sheet, with the remaining $188,000 resulting in offsetting entries to additional paid-in capital for the portion of shares registered prior to this new note.

In addition, as a result of 21 million shares of common stock now being issuable upon conversion of the July 2007 Series B Convertible preferred stock, the number of unregistered shares under this agreement increased from 880,000 shares to 7,880,000 shares and thereby, the potential cash settlement the Company would be required to make if it were unable to issue registered shares upon conversion also increased. This resulted in a reclassification in 2009 of $700,000 from additional paid-in capital to Series B convertible preferred stock liability. In accordance with ASC 815, the change in fair value of the agreement during the period the agreement was classified as equity should be accounted for as an adjustment to equity and therefore, the Company recorded a $420,000 increase to additional paid-in capital and a decrease to Series B convertible preferred stock liability to reflect the decrease in fair value of the Company’s stock from December 13, 2007 to January 9, 2009. Subsequent to the reclassification from equity to liability, in accordance with ASC 815, the portion now classified as a liability is marked to fair value through earnings/loss. Therefore, for the period from January 9, 2009 to March 31, 2009, a $385,000 mark to market charge increased other expense and increased the Series B convertible preferred stock liability. The net impact of this increase in shares issuable upon conversion and potential cash settlement liability of more unregistered shares resulted in a $665,000 increase to the liability, a $280,000 decrease to additional paid-in capital, and a $385,000 charge to other expense in 2009.

On July 1, 2009, in accordance with new provisions of ASC 815 that became effective for the Company at that date, the 14,000,000 warrants to purchase common stock previously classified as equity, pursuant to the derivative treatment exemption, were reclassified to liability status. The Company reclassified the effects of prior accounting for the warrants in the amount of $1,127,557 from additional paid-in capital to warrant liability and $106,319 from accumulated deficit to warrant liability. These warrants are marked to fair value at each quarter end, resulting in a $96,700 non-cash charge to other expense for the year ended June 30, 2010.

11.           Urigen Pharmaceuticals Inc. Series C Convertible preferred stock

On April 16, 2010, the Board of Directors of Urigen Pharmaceuticals, Inc., authorized the creation of a series of preferred stock of the Company to be named Series C Convertible preferred stock, consisting of 552,941 shares, par value $0.001, which have the designation, powers, preferences and relative other special rights and the qualifications, limitations and restrictions as set forth in the Certificate of Designation filed on April 21, 2010.

On April 21, 2010, Urigen Pharmaceuticals, Inc. entered into a Series C Convertible preferred stock Purchase Agreement (the “Purchase Agreement”) with Platinum-Montaur Life Science, LLC (“Platinum”) for the sale of 552,941 shares of its Series C Convertible preferred stock, par value $0.001 per share, at a purchase price of $0.10 per share. Urigen Pharmaceuticals received aggregate gross proceeds of $552,941.

The Certificate of Designation setting forth the rights and preferences of the Series C preferred stock, provides for the payment of dividends equal to 5% per annum payable on a quarterly basis. The Company has the option to pay dividends in shares of common stock if the shares are registered in an effective registration statement and the payment would not result in the holder exceeding any ownership limitations. The Series C preferred stock is convertible at a maximum price of $0.10 per share, subject to certain adjustments, other than for an increase in the conversion price in connection with a reverse stock split by the Company. This conversion price of the Series C convertible preferred stock will be adjusted upon the occurrence of the following:

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

D. Dividend or other distribution in securities other than shares of common stock – the number of securities the holder would have received had the holder of the Series C preferred stock converted their shares to/into common stock prior to such event.

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

F. If reorganization of the Company (other than by way of a stock split or combination of shares or stock dividends or distributions or reclassification, exchange or substitution of shares discussed above), or merger or consolidation with or into another company, or the sale of all or substantially all of the Company’s properties or assets to any other person – appropriate revision in the conversion price so that the holders will have the right to convert the Series C preferred stock into the kind and amount of stock and other securities or property of the Company or any successor corporation as the holder would have received if the holder had converted into common stock prior to trigger event.

G. If the Company, in the period commencing April 2010 through the first anniversary thereof, issues or sells any additional shares of common stock (other than provided above or the exercise or conversion of convertible securities issued prior to the Series C preferred stock) at a price less than the conversion price – conversion price shall be reset to the price at which such additional shares are issued or sold.

H. If the Company issues any securities convertible into or exchangeable for common stock or any rights or warrants or options to purchase such common stock or convertible securities (“Common Stock Equivalents”), other than the Series C preferred stock or warrants issued to the holders, and the aggregate of the price per share for which additional shares of common may be issued thereafter pursuant to such Common Stock Equivalent plus the consideration received by the Company for issuance of such Common Stock Equivalents divided by the number of shares issuable pursuant to such Common Stock Equivalent ( “Aggregate Per Common Share price”) shall be less than the conversion price-the conversion price shall be adjusted to the Aggregate Per Common Share Price.

No adjustment in the conversion price shall be made in the event of the following issuances:

(i) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan;

(ii) securities upon the exercise or exchange of or conversion of any securities issued pursuant to the Certificate of Designation and/or securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on the date of issuance of the Series C preferred stock, provided that such securities have not been subsequently amended to increase the number of such securities or to decrease the exercise, exchange or conversion price of any such securities;

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

The Series C preferred stock shall be subordinate to and rank junior to the Series B preferred stock and to all indebtedness of the Company.

In April 2010, Urigen Pharmaceuticals, Inc. entered into a Third Amendment to Transaction Documents (“Third Amendment”) with Platinum-Montaur Life Science, LLC (“Platinum”) for the issuance of 552,941 shares of its Series C Convertible preferred stock, par value $0.001 per share, to effect a conversion of the then outstanding promissory notes held by Platinum, plus accrued interest, in the amount of $552,941. In connection with this Third Amendment, the Company issued to Platinum a warrant to purchase 5,529,410 shares of the Company’s common stock at an original price of $0.125 per share (the “2010 Warrant”). If the Company issues common stock, in the period commencing April 2010 through the first anniversary thereof, at a price per share less than $0.125, than the warrant price shall be adjusted to that lower price. The 2010 Warrant has an original term of five years. Subsequent to year end, in March 2011, the Fourth Amendment to Transaction Documents was entered into which extended the term an additional year, to expire in April 2016. The warrants were valued using the Black-Scholes valuation model and a $931,462 warrant liability was recorded at the date of warrant issuance. These warrants are marked to fair value at each quarter end, resulting in a $385,000 non-cash credit to other income for the year ended June 30, 2010.

Since the Series C preferred stock is convertible at any time, at the option of the holder, the $1,042,050 debt discount was accreted in full at the date of issuance as a deemed dividend.

12.           Stock Subscribed

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

In December 2007, the Company issued 63,150 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $6,299 to two former employees of the Company. The Company also issued 540,815 shares of subscribed common stock at a range of $0.09975 to $0.27550 per share for an aggregate of $71,320 pursuant to vendor agreements. The Company also issued 1,300,000 shares of subscribed restricted common stock to two employees pursuant to Employee Restricted Stock Agreements. See Note 15 for stock-based compensation expense.

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

In January 2009, the Company reversed 46,500 shares of subscribed common stock at a range of $0.019 to $0.1805 per share for an aggregate of $4,527 pursuant to the Company’s directors’ compensation agreement.

In January 2009, 60,000 shares of subscribed common stock at $0.12 per share were issued as common stock with a par value of $60 and a subscribed value of $7,200.

In March 2009, the Company issued 325,000 shares of subscribed common stock at $0.10 per share for a value of $32,500 pursuant to two consulting agreements.

In April 2009, the Company issued 200,000 shares of subscribed common stock at $0.14 per share for a value of $28,000 pursuant to a consulting agreement.

In April 2009, the Company issued 15,000 shares of subscribed common stock at $0.09 per share for a value of $1,350 pursuant to a consulting agreement.

In August 2009, the Company issued 250,000 shares of subscribed common stock at $0.08 per share for a value of $20,000 pursuant to Amendment No. 3 of the License Agreement between Urigen and UCSD.

In October 2009, 250,000 shares of subscribed common stock were issued as common stock (subscribed in August 2009) at $0.08 per share with a par value of $250 and a subscribed value of $20,000 pursuant to the License Agreement between Urigen and UCSD.

In October 2009, the Company issued 6,465,865 shares of subscribed common stock at $0.10 per share for an aggregate of $646,586 to three related parties pursuant to debt settlement agreements.

From October 2009 through March 2010, the Company issued 1,850,000 shares of subscribed common stock at $0.10 per share for aggregate proceeds of $185,000. In connection with these stock purchases, the Company issued 1,850,000 warrants to purchase common stock at $0.125 per share, expiring in January 2015. The warrants were valued using the Black-Scholes valuation model and a $262,316 warrant liability was recorded at the date of warrant issuance. These warrants are marked to fair value at each quarter end, resulting in a $79,500 non-cash credit to other income for the year ended June 30, 2010. Since the value of the warrants at date of issuance were greater than the cash proceeds from the stock purchases, the discount from the allocation among the two equity instruments was recorded as a charge against additional paid-in capital.

In December 2009, the Company issued 1,213,419 shares of subscribed common stock at $0.10 per share for an aggregate of $121,342 pursuant to a debt settlement agreement.

In February 2010, the Company issued 244,583 shares of subscribed common stock at $0.10 per share for an aggregate of $24,458 to a related party pursuant to a debt settlement agreement.

In March 2010, the Company issued 105,000 shares of subscribed common stock at a range of $0.10 to $0.18 per share for an aggregate of $14,500 pursuant to a debt settlement agreement. The Company also issued 75,000 shares of subscribed common stock at $0.17 per share for an aggregate of $12,750 pursuant to a consulting agreement. The Company also issued 129,562 shares of shares of subscribed common stock at $0.10 per share for an aggregate of $12,956 to two vendors pursuant to a debt settlement agreement.

In March 2010, the Company issued 244,583 shares of subscribed common stock at $0.10 per share for an aggregate of $24,458 pursuant to a debt settlement agreement.

In March 2010, 9,953,867 shares of subscribed common stock were issued as common stock at a range of $0.10 to $0.18 per share with a par value of $9,954 and a subscribed value of $826,642.

From March 2010 through April 2010, the Company issued 2,500,000 shares of subscribed common stock at $0.10 per share for aggregate proceeds of $250,000. In connection with these stock purchases, the Company issued 2,500,000 warrants to purchase common stock at $0.125 per share, expiring in March and April 2015. The warrants were valued using the Black-Scholes valuation model and a $421,120 warrant liability was recorded at the date of warrant issuance. These warrants are market to fair value at each quarter close, resulting in a $174,100 non-cash credit to other income for the year ended June 30, 2010. Since the value of the warrants at date of issuance were greater than the cash proceeds from the stock purchases, the discount from the allocation among the two equity investments was recorded as a charge against additional paid-in capital.

In April 2010, the Company issued 400,000 shares of subscribed common stock at $0.16 per share for an aggregate of subscribed value of $64,000 to a former employee as part of a settlement agreement. The Company also issued 764,620 shares of subscribed common stock at $0.10 per share to a third party pursuant to a debt settlement agreement for an aggregate of $76,462 pursuant to a debt settlement agreement.

In April 2010, the Company issued 538,467 shares of subscribed common stock at $0.10 per share for an aggregate of $53,847 pursuant to a debt settlement agreement. These shares were issued as common stock in June 2010.

In May 2010, 2,500,000 shares of subscribed common stock were issued as common stock at a $0.10 per share with a par value of $2,500 and a subscribed value of $250,000.

In June 2010, the Company issued 50,000 shares of subscribed common stock at $0.10 per share for an aggregate of $5,000 pursuant to a debt settlement agreement.

13.           Related Party Transactions

During the years ended June 30, 2010 and 2009, we paid $1,083 per month for rent at our headquarters in San Francisco, California, to EGB Advisors, LLC, an entity controlled by William J. Garner, who previously served as our Chief Executive Office. The rent is based on a lease with a third party and is at estimated fair market value. As of June 30, 2010 and 2009, Dr. Garner and EGB Advisors, LLC were owed $570 and $6,007, respectively. From the inception of the Company to June 30, 2010 and 2009, respectively, the Company has paid $200,626 and $190,530 to these related parties, primarily for services other than rent.

Several stockholders provided consulting services and were paid $176,208 and $174,208 for those services from the inception of the Company to June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, respectively, $14,700 and $456 was owed to these consultants.

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement.   The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

14.           Commitments and Contingencies

Indemnification

Under certain patent agreements, the Company has agreed to indemnify the licensors of the patented rights and technology against any liabilities or damages arising out of the development, manufacture, or sale of the licensed asset.

Contingencies

See Note 18 for contingencies arising subsequent to June 30, 2010.

15.           Equity Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 , which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the statement of operations for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. In addition, as required by ASC 505-50 for non-employees, the Company records stock and options granted at fair value of the consideration received or the fair value of the equity instruments issued as they vest over a service period.

The Company assumed the outstanding stock options and plans of its predecessor, Valentis, at the time of the Merger, July 13, 2007, and has continued to record stock-based compensation expense for those options as they have vested. There have not been any exercises nor any new awards under these prior plans. There were 0 and 1,034 unvested options as of June 30, 2010 and 2009, respectively. These options expire after 10 years or 90 days after termination of service (1 year after termination of service for the Non-Employee Directors Plan). The amount of income (expense) recorded due to the expiration (vesting) of options totaled approximately $0 and $40,000 during fiscal 2010 and 2009, respectively.

The following tables set forth information as of June 30, 2010 with respect to the Company’s compensation plans under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be isued upon exercise of outstanding options, and restricted stock awards	Weighted-average exercise price of outstanding options, and restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Prior Equity compensation plans approved by security holders	1,344,597	$5.39	2,823,593

Plan Name	Reserved Shares	Active Plan Shares	Inactive Plan Shares	Options Outstanding	Weighted Avg. Price	Weighted Avg. Contractual Term (yrs.)
1997 Equity Incentive Plan (active)	3,593,190	3,593,190		1,298,597	$5.51	4.15
1998 Non-Employee Directors Stock Option Plan (active)	575,000	575,000		46,000	$1.87	4.35
2001 Nonstatutory Incentive Plan (inactive)	690,000		690,000
2003 401 K Reserve (inactive)	159,219		159,219
2003 Employee Stock Purchase Plan (inactive)	515,500		515,500
401k Plan (inactive)	1,060		1,060
Genemedicine 1993 Stock Option Plan (expired)	37,141		37,141
Other Stock Options (expired)	2,564		2,564
Total	5,573,674	4,168,190	1,405,484	1,344,597

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Contractual Term (yrs.)
Options outstanding as of 6/30/2009	1,348,180	$5.81	5.15
Expired/forfeited	(3,583)	$165.00
Outstanding options, 6/30/2010	1,344,597	$5.39	4.16
Options vested and exercisable, 6/30/2010	1,344,597	$5.39	4.16

Stock Option Plan Descriptions:

The 1997 Equity Incentive Plan, as amended and restated in December 2005 (the “Incentive Plan”), provides for grants of stock options and awards to employees, directors and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors but cannot be less than 100% of the fair market value of the common stock on the date of the grant. Generally, options under the Incentive Plan vest 25% one year after the date of grant and on a pro rata basis over the following 36 months and expire upon the earlier of ten years after the date of grant or 90 days after termination of employment. Options granted under the Incentive Plan cannot be repriced without the prior approval of the Company’s stockholders. As of June 30, 2010, an aggregate of 3.6 million shares have been authorized for issuance and options to purchase approximately 1.3 million shares of common stock had been granted and remain outstanding under the Incentive Plan. No additional shares were granted for the years ended June 30, 2010 and 2009.

Pursuant to the terms of the 1998 Non-Employee Directors’ Plan, as amended and restated in December 2004 (the “Director’s Plan”), each newly appointed non-employee director shall automatically be granted, upon his or her initial election or appointment as a non-employee director, an option to purchase 26,000 shares of common stock. Each person who is serving as a non-employee director on the day following each Annual Meeting of Stockholders automatically shall be granted an option to purchase 10,000 shares of common stock. Generally, options under the 1998 Non-Employee Directors’ Plan vest monthly over 4 years and expire upon the earlier of ten years after the date of grant or one year after termination of service. As of June 30, 2010, an aggregate of 575,000 shares have been authorized for issuance under the Directors’ Plan, and options to purchase approximately 46,000 shares of common stock had been granted and remain outstanding to non-employee directors under the Directors’ Plan. No additional shares were granted for the years ended June 30, 2010 and 2009.

Two restricted stock awards (“RSAs”) for a total of 1,300,000 shares were granted to two employees in fiscal 2008, outside of a predefined plan. These awards were to vest over four years with a one year cliff. The restrictions on these awards are related to the vesting period and to the unregistered nature of the underlying shares. In November 2008, the Company issued all shares under this plan and approved early vesting of these shares. During the year ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense for these RSAs of $0 and $120,349, respectively.

16.           Warrants

The following tables set forth information as of June 30, 2010 with respect to the Company’s outstanding warrants:

	Common Share Warrants	Weighted Average Exercise Price	Expiration
March 2006 Private Placement	1,072,500	$3.000	March 2011
August 2007 Private Placement	14,000,000	$0.125	March 2016
Fiscal 2009 Private Placement	935,290	$0.220	April - May 2013
Fiscal 2010 Private Placement	5,080,000	$0.125	January - April 2015
Fiscal 2010 Private Placement	5,529,410	$0.125	March 2016
Total	26,617,200	$0.244

On January 31, 2008, the Company entered into an agreement with Redington Inc. to provide investor relations services. The number of warrants to be issued Redington Inc. is contingent upon the increase in value of the Company’s stock from an initial closing price of $0.12 per share on January 31, 2008 with a maximum number of approximately 1 million warrants possibly issuable under the agreement. The agreement expired on its terms effective July 31, 2009. No warrants have been earned or issued under this agreement.

On March 14, 2012, Platinum agreed to waive any adjustment to the conversion price, warrant price, or number of warrant shares related to Warrants previously issued to Platinum by the Company which would have been triggered by the issuance of additional shares at a lower price between October 1, 2009 and March 14, 2012, and further, agreed to waive any adjustments for future issuances of shares of common stock of the Company to the Company’s Board of Directors, employees, or consultants. Additionally, Platinum agreed to reduce the required reservation of common stock to not less than 100% of the number of shares issuable upon conversion of the Series B or Series C Convertible preferred stock or the Warrants held by Platinum.

 17.           Fair Value Measurements

Effective July 1, 2008, the Company adopted ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

●
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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and 2009 are summarized below:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants liability	$-	$-	$2,313,140	$2,313,140
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$788,000	$-	$788,000

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Series B Convertible Preferred Stock, unregistered portion classified as a liability	$-	$709,200	$-	$709,200

The changes in the fair value of the warrants liability for the year ended June 30, 2010 were as follows:

Fair value, June 30, 2009	$-
Reclassification of warrants from equity to liability upon adoption of ASC 815 on July 1, 2009	1,233,876
Issuances of warrants	1,610,578
Change in fair value	(531,314)
Fair value, June 30, 2010	$2,313,140

18.           Subsequent Events

On December 2, 2010, we entered into a Consulting Agreement with BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to which BEL provides business development services to the Company. The Agreement is effective as of July 1, 2010. On June 30, 2011, the Company entered into an Amended and Restated Consulting Agreement with BEL, pursuant to which BEL agreed to provide general management services to the Company, in addition to the services set forth in the December 2, 2010 consulting agreement.   The terms of the amended and restated agreement with BEL continues unless terminated or amended and may be terminated by either party upon thirty days notice. The agreement provides for compensation of $20,000 per month payable 50% in cash and 50% in shares of common stock of the Company at a price of no less than $0.10 per share. Pursuant to the agreement, $95,000 has been paid and 2,550,000 shares of common stock of the Company have been issued to BEL for services performed through June 30, 2012. An additional $20,000 is due to BEL pursuant to the agreement for services performed through June 30, 2012.

On July 15, 2010, the Company initiated a pilot project to license the rights under the License Agreement with the Regents of the University of California, to compound intravesical heparin and lidocaine formulations to pharmacies associated with urologists who treat interstitial cystitis/bladder pain syndrome (IC/BPS), by entering into a Formulation and Use Agreement with a third party compounding pharmacy. On April 14, 2011, June 16, 2011, November 7, 2011 and May 14, 2012, the Company entered into four additional Formulation and Use Agreements with additional compounding pharmacies. For the years ended June 30, 2012 and 2011, the Company received total payments of $270,031, and $110,160, respectively, from this program. Cumulative cash received for the period from July 1, 2010 to July 31, 2012 was $433,299.

In August 2010, Robert J. Watkins and Michael Goldberg resigned as directors of the Company. There was no disagreement between the Company and Mr. Watkins or Mr. Goldberg that led to their resignation.

On September 5, 2010, the Company’s CEO, Dr. William Garner was no longer employed by the Company, and on December 12, 2010 he resigned as a director of the Company. On December 12, 2010, the Company entered into an agreement with Dr. Garner. The agreement provided for the payment of back wages, one year’s severance and expenses incurred by Mr. Garner in the performance of his services as CEO to the Company.

From October 1, 2010 to July 31, 2011, the Company rented offices from Innovative Financial Solutions, Ltd. (“IFSL”), an entity controlled by then CFO, Martin Shmagin. A total of $2,500 was paid to IFSL during this period.

On December 7, 2010, Artizen Inc. was awarded a judgment lien against the Company in the amount of $64,987. On March 2, 2011, Artizen agreed to withhold execution of the judgment, provided that the Company make an initial payment of $10,000 by March 21, 2011 and monthly payments thereafter of $2,000. The judgment was based upon a suit filed on November 13, 2009 in the Superior Court of the state of California, County of San Francisco, against the Company for damages of $53,465 plus interest and reasonable attorney fees relating to goods and/or services rendered to the Company.

On January 31, 2011, the Company returned all rights to URG-301, a urethral lidocaine suppository, to Kalium, Inc., by mutual consent.

Effective March 3, 2011, Urigen entered into  the Fourth Amendment to Transaction Documents to the note purchase agreement dated as of January 9, 2009 with Platinum, pursuant to which, the Company issued a 10% senior convertible promissory note in the principal amount of $461,195 (the “March Note”) to Platinum representing accrued dividend payments on the Series C Convertible preferred stock held by Platinum and interest payments owed to Platinum on a $25,000 note issued by the Company on August 6, 2010. In addition, the Company issued a 10 % senior convertible promissory note to Platinum in the principal amount of $150,000 (together with the March Note, the “Platinum March Notes”). The Platinum March Notes mature on September 3, 2013 and are convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Platinum March Notes. In connection with the issuance of the Platinum March Notes, the Company issued to Platinum a five year warrant to purchase up to 6,111,948 shares of the common stock of the Company at an initial exercise price of $0.125 per share. The Company also agreed to extend the term of certain warrants dated as of August 1, 2007 and April 19, 2010 issued to Platinum to March 3, 2016.

On March 15, 2011, C. Lowell Parsons, M.D., a member of the board of directors of the Company, agreed to provide research and development services to the Company. On May 16, 2012, the Board approved the entry into a consulting agreement with Dr. Parsons, and allocated compensation to Dr. Parsons of up to 2,500,000 five year warrants to purchase shares of the Company’s stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. The board agreed to issue 1,250,000 warrants for services rendered by Dr. Parsons through May 31, 2012.

On April 26, 2011, Dan Vickery agreed to become Chairman of the Company, and on June 29, 2011, Dr. Vickery agreed to become Secretary of the Company.

On May 4, 2011, Martin Shmagin (then CFO) was no longer employed by the Company and on May 5, 2011, Mr. Shmagin resigned as a director of the Company.

On September 29, 2011, the Company entered into an addendum to the April 2010 settlement agreement with Steve Rabin, a former employee of the Company to convert $85,544 in payroll liability into 400,000 shares of subscribed common stock of the Company. In October 2011, 400,000 shares of subscribed common stock were issued as common stock at $0.16 per share with a par value of $400 and a subscribed value of $64,000.

On September 30, 2011, the Company issued an unsecured promissory note to C. Lowell Parsons, M.D., a director of the Company, in the amount of $31,373, due September 30, 2013 or earlier upon demand of the note holder. Under the terms of the note, interest is payable at a rate per annum computed on the basis of a 360-day year equal to 15% simple interest. The note was comprised of principal amounts advanced to the Company between July 2010 and October 2010, that together with interest, aggregated to the note amount.

Effective October 5, 2011, the Company entered into Amendment No. 5 (the “Amendment No. 5”) to the note purchase agreement dated as of January 9, 2009 with Platinum. Pursuant to the Amendment No.5, the Company issued a 10% senior convertible promissory note to Platinum in the principal amount of $300,000 (the “Platinum Note”). The Platinum Note matures on October 5, 2013 and is convertible at the option of the holder at a conversion price of $0.10 per share, subject to adjustment as set forth in the Note. In connection with the issuance of the Platinum Note, the Company issued to Platinum a five year warrant to purchase up to 3,000,000 shares of the common stock of the Company at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. In connection with this transaction, Platinum agreed to permit the Company to incur up to an aggregate of $200,000 of indebtedness owed to additional lenders (the “Additional Lender Debt”) pursuant to the terms of a note and warrant purchase agreement (the “Additional Lender Purchase Agreement”).

Effective November 1, 2011, pursuant to the Additional Lender Debt, the Company entered into a note and warrant purchase agreement (the “2011 Purchase Agreement”) with certain accredited investors for the sale of the Company’s 10% senior convertible promissory notes in the aggregate principal amount of $170,000 (the “2011 Notes”). The 2011 Notes mature on November 1, 2013 and are convertible at the option of each of the holders at a conversion price of $0.10 per share. The purchasers, including the Company’s Chairman, Dr. Vickery and a director, Dr. C. Lowell Parsons, received five year warrants to purchase an aggregate of up to 1,700,000 shares of the Company’s common stock at an exercise price of $0.125 per share, subject to adjustment as set forth in the warrant agreement. In connection with the 2011 Purchase Agreement, each purchaser entered into an intercreditor agreement with Platinum. As of June 30, 2012, $170,000 was received and 1,700,000 warrants were issued. Under the Additional Lender Purchase Agreement, the Company may incur up to an additional $30,000 of indebtedness.

On December 22, 2011, the Company entered into an installment payment agreement with the state of California Board of Equalization (the “BOE”). As a result of an audit by the BOE of the Company and the Company’s predecessor Valentis, Inc., on August 12, 2011 the Company was assessed $65,005 in taxes, penalties and interest related to the sale of certain assets by Valentis, Inc. In December 2011, pursuant to the agreement, the Company agreed to payments of $2,000 per month, beginning January 15, 2012. The associated liability has been included as an accrued liability in the accompanying financial statements as of June 30, 2010.

On March 14, 2012, Platinum agreed to waive any adjustment to the conversion price, warrant price, or number of warrant shares related to Warrants previously issued to Platinum by the Company which would have been triggered by the issuance of additional shares between October 1, 2009 and March 14, 2012, and further, agreed to waive any adjustments for future issuances of shares of common stock of the Company to the Company’s Board of Directors, employees, or consultants. Additionally, Platinum agreed to reduce the required reservation of common stock to not less than 100% of the number of shares issuable upon conversion of the Series B or Series C Convertible preferred stock or the Warrants held by Platinum.

On May 24, 2012, the U.S. Securities and Exchange Commission (the “SEC”) ordered a temporary suspension of trading in the Company’s common stock commencing on May 24, 2012 through June 6, 2012. As stated in the order, the suspension in trading is due to the Company’s delinquency in filing reports with the SEC. Trading in the company’s common stock remains suspended.

On May 25, 2012, Martin E. Shmagin filed suit against the Company in the United States District Court for the Northern District of California (Civ. Act. No. CV 12 2630 JSC) alleging breach of contract and breach of fiduciary duty. The breach of contract claim alleges the Company breached the terms of an employment agreement between Mr. Shmagin and the Company by failing to pay salary, severance and other due benefits. Mr. Shmagin demands back wages and additional payments totaling $941,680 plus pre-judgment interest. This contingency is in the early stages of discovery and thus the outcome cannot be predicted at this stage. The Company intends to vigorously defend against the lawsuit.

On July 9, 2012, the Company entered into a settlement agreement with Juvaris Biotherapeutics Inc. (“Juvaris”), relating to a dispute which arose pursuant to $61,739 of tax obligations due to the BOE, as a result of the transactions consummated pursuant to that certain asset purchase agreement entered into between the Company and Juvaris, dated October 27, 2006. The settlement agreement provides for payments to the Company of $2,000 per month for 6 months in 2012 and 6 months in 2013, until a total of $25,988 is received.

On August 9, 2012, Ed Teitel resigned as a director of the Company. The resignation did not result from any disagreement with the Company concerning any matter relating to the Company’s operations, policies or practices.

Subscribed Stock Issuances after June 30, 2010

In October 2011, 400,000 shares of subscribed common stock were issued as common stock at $0.16 per share with a par value of $400 and a subscribed value of $64,000.

In September 2011, the Company issued 300,000 shares of subscribed common stock at $0.10 per share to BioEnsemble, Ltd., (“BEL”), an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a Consulting Agreement for services through September 30, 2011, for an aggregate value of $30,000.

In December 2011, 300,000 shares of subscribed common stock were issued as common stock (subscribed in September 2011) at $0.10 per share with a par value of $300 and a subscribed value of $30,000.

In December 2011, the Company issued 300,000 shares of subscribed common stock at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a Consulting Agreement for services through December 31, 2011, for an aggregate value of $30,000.

In March 2012, the Company issued 200,000 shares of subscribed common stock at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a Consulting Agreement for services through March 31, 2012, for an aggregate value of $20,000.

In May 2012, 300,000 shares of subscribed common stock were issued as common stock (subscribed in December 2011) at $0.10 per share with a par value of $300 and a subscribed value of $30,000.

In June 2012, the Company issued 250,000 shares of subscribed common stock at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a Consulting Agreement for services through June 30, 2012, for an aggregate value of $25,000

In July 2012, 450,000 shares of subscribed common stock were issued as common stock (subscribed in March and June 2012) at $0.10 per share with a par value of $450 and a subscribed value of $45,000.

Common Stock Issuances after June 30, 2010

On October 3, 2011, the Company issued 1,500,000 shares of common stock of the Company at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a consulting agreement, for a value of $150,000.

On October 3, 2011, the Company issued 400,000 shares of common stock (subscribed in April 2010) of the Company at $0.16 per share to Steve Rabin, a former employee of the Company, pursuant to a settlement agreement entered into in April 2010 and as amended, which provided for the conversion of $85,544 in payroll liability into 400,000 shares of subscribed common stock, with a subscribed value of $64,000.

On December 22, 2011, the Company issued 300,000 shares of common stock (subscribed in September 2011) of the Company at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a consulting agreement, for a value of $30,000.

On May 7, 2012, the Company issued 300,000 shares of common stock (subscribed in December 2011) of the Company at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a consulting agreement, for a value of $30,000.

On July 23, 2012, the Company issued 200,000 shares of common stock (subscribed in March 2012) of the Company at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a consulting agreement, for a value of $20,000.

On July 24, 2012, the Company issued 250,000 shares of common stock (subscribed in June 2012) of the Company at $0.10 per share to BEL an entity controlled by Dr. Dan Vickery, the Company’s Chairman, pursuant to a consulting agreement, for a value of $25,000.

19.           Quarterly Financial Information (UNAUDITED)

	Quarter*
	First	Second	Third	Fourth
2010
Revenue	$-	$-	$-	$-
Total operating expenses	$(355)	$(243)	$(398)	$(512)
Total other income (expenses), net	$407	$(765)	$(1,536)	$2,082
Net income (loss)	$52	$(1,008)	$(1,934)	$1,570
Net income (loss) attributable to common stockholders	$33	$(1,026)	$(1,952)	$505
Basic and diluted net loss per share	$-	$(0.01)	$(0.02)	$-
2009
Revenue	$-	$-	$-	$-
Total operating expenses	$(530)	$(454)	$(288)	$(533)
Total other income (expenses), net	$68	$23	$(508)	$(35)
Net loss	$(462)	$(431)	$(796)	$(568)
Net loss attributable to common stockholders	$(488)	$(457)	$(1,002)	$(585)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

* In thousands, except for per share data